Form 10-Q
period 1996-03-31
LEGATO SYSTEMS INC
filed 1996-05-13
CIK 859360

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1996

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to _____________.

                         Commission File Number: 0-26130

                              LEGATO SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

        DELAWARE                                               94-3077394
(State of incorporation)                                    (I.R.S. Employer
                                                           Identification No.)

                          3145 PORTER DRIVE
                     PALO ALTO, CALIFORNIA 94304
              (Address of principal executive offices)

                                 (415) 812-6000
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---


The number of shares outstanding of the registrant's common stock as of April 30, 1996 was 8,195,975.

                              LEGATO SYSTEMS, INC.

                                      INDEX

                                                                           Page

PART I:  CONDENSED FINANCIAL INFORMATION

   Item 1.  Financial Statements:

       Condensed Consolidated Balance Sheets as of March 31, 1996 and
         December 31, 1995                                                   3

       Condensed Consolidated Statements of Operations for the three
         month periods ended March 31, 1996 and 1995                         4

       Condensed Consolidated Statements of Cash Flows for the three
         month periods ended March 31, 1996 and 1995                         5

       Notes to the Condensed Consolidated Financial Statements              6

   Item 2.  Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                  7

PART II:  OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K                                 13

PART I:      CONDENSED FINANCIAL INFORMATION

             ITEM 1:           FINANCIAL STATEMENTS

                              LEGATO SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                           MARCH 31,       DECEMBER 31,
                                                             1996              1995
                                                          -----------      ------------
                                                          (UNAUDITED)
ASSETS

Current assets:
   Cash and cash equivalents                              $     5,603      $     8,444
   Short term investments                                      35,228           30,997
   Accounts receivable, net                                     6,187           5,466
   Other current assets                                           884              939
   Deferred tax asset                                           1,658            1,658
                                                          -----------      -----------

     Total current assets                                      49,560           47,504

Long-term investments                                           6,321           10,085
Property and equipment, net                                     2,045            1,533
Deposits and other assets                                         224               28
Intangible assets, net                                          5,215               --
                                                          -----------      -----------

       Total assets                                       $    63,365      $    59,150
                                                          ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued liabilities               $     3,628      $     2,758
   Income taxes payable                                         1,625              998
    Deferred revenues                                           5,657            4,852
                                                          -----------      -----------

     Total current liabilities                                 10,910            8,608

Deferred tax liability                                          1,451               --

Commitments and contingencies

Stockholders' equity:
   Common stock                                                     1                1
   Additional paid-in capital                                  47,916           47,326
   Retained earnings                                            3,087            3,215
                                                          -----------      -----------

     Total stockholders' equity                                51,004           50,542
                                                          -----------      -----------

       Total liabilities and stockholders' equity         $    63,365      $    59,150
                                                          ===========      ===========


                   The accompanying notes are an integral part
              of the Condensed Consolidated Financial Statements.

                              LEGATO SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                    (in thousands, except per share amounts)


                                                   THREE MONTHS ENDED
                                                        MARCH 31,
                                                -------------------------
                                                  1996             1995
                                                --------         --------
Revenues:
   Product and other                            $  6,283         $  3,145
   Royalty and license                             2,881            1,838
   Software subscription                           1,761              845
                                                --------         --------

       Total revenues                             10,925            5,828

Cost of revenues:
   Product and other                                 512              242
   Software subscription                             664              314
                                                --------         --------

       Total cost of revenues                      1,176              556
                                                --------         --------

       Gross profit                                9,749            5,272

Operating expenses:
   Research and development                        1,862              874
   Sales and marketing                             3,799            2,215
   General and administrative                      1,346              769
   Amortization of intangibles                       266               --
   In-process research and development             1,849               --
                                                --------         --------

       Total operating expenses                    9,122            3,858
                                                --------         --------

Income from operations                               627            1,414

Interest income (net)                                454               31
                                                --------         --------

Income before provision for income taxes           1,081            1,445

Provision for income taxes                         1,208              450
                                                --------         --------

Net income (loss)                               $   (127)        $    995
                                                ========         ========

Net income (loss) per share                     $  (0.02)        $   0.15
                                                ========         ========

Shares used in per share calculation               8,123            6,610
                                                ========         ========


                   The accompanying notes are an integral part
              of the Condensed Consolidated Financial Statements.

                              LEGATO SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                       -------------------------
                                                                         1996             1995
                                                                       --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                 $   (127)        $    995
         Adjustments to reconcile net income (loss) to net cash
         provided by operating activities:
         Depreciation and amortization                                      449              147
         Write-off of in-process research and development                 1,849               --
     Changes in operating assets and liabilities:
         Accounts receivable                                                124             (697)
         Other current assets                                               136             (203)
         Current liabilities                                              1,275            1,331
                                                                       --------         --------

              Net cash provided by operating activities                   3,706            1,573

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property and equipment                                 (579)            (181)
     Purchase of  available-for-sale securities                         (22,373)              --
     Proceeds from maturity and sale of available-
         for-sale securities                                             21,905               --
     Payment for purchase of subsidiaries, net of
         cash acquired                                                   (5,894)              --
     Other                                                                 (196)              (8)
                                                                       --------         --------

              Net cash used in investing activities                      (7,137)            (189)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                 586               64
     Other                                                                    4               --
                                                                       --------         --------

              Net cash provided by financing activities                     590               64
                                                                       --------         --------

Net increase (decrease) in cash and cash equivalents                     (2,841)           1,448

Cash and cash equivalents at beginning of period                          8,444            4,031
                                                                       --------         --------

Cash and cash equivalents at end of period                             $  5,603         $  5,479
                                                                       ========         ========

Supplemental information:

     Income taxes paid                                                 $    822         $     51
                                                                       ========         ========

     Non-cash transactions:

         Deferred tax liability                                        $  1,451         $     --
                                                                       ========         ========

                   The accompanying notes are an integral part
              of the Condensed Consolidated Financial Statements.

                              LEGATO SYSTEMS, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1.  BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position, results of operations and cash flows of Legato Systems, Inc. and its subsidiaries ("Legato" or "the Company"). The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full fiscal year. The Notes to the Condensed Consolidated Financial Statements contained in the 1995 Report on Form 10-K should be read in conjunction with these Condensed Consolidated Financial Statements. The balance sheet at December 31, 1995 was derived from audited financial statements; however, it does not include all disclosures required by generally accepted accounting principles.

NOTE 2.  COMPUTATION OF NET INCOME (LOSS) PER SHARE

Net income (loss) per share is based upon the weighted average number of common and common equivalent shares outstanding. Common equivalent shares are included in the per share calculations where the effect of their inclusion would be dilutive. Dilutive common equivalent shares consist of the incremental common shares issuable upon conversion of convertible preferred stock (using the "if converted" method) and stock options and warrants (using the treasury stock method.) Pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No. 83, common and common equivalent shares issued by the Company during the twelve months preceding the initial offering date, using the treasury stock method and the public offering price per share, have been included in the calculation of net income per share for all periods presented prior to the initial public offering.

NOTE 3.  ACQUISITION OF INNOVUS

On January 5, 1996, the Company completed its acquisition of Innovus, Inc., Innovus Technologies, Inc. and 815598 Ontario, Inc., (collectively "Innovus") each based in Canada for approximately $6,657,000 including acquisitions costs. Prior to the acquisition, Innovus (except for 815598 Ontario, Inc.) was in the business of (i) the porting of licensed software for Hewlett-Packard HP9000 and HP3000 series computers and the sale and distribution of such ported software, and (ii) supplying clinical trials and research services on contract in the Canadian pharmaceutical industry. Legato intends to continue similar operations in Canada. Prior to the acquisition, 815598 Ontario, Inc. did not conduct any business other than holding shares of capital stock of Innovus, Inc. The acquisition was accounted for using the purchase method and, on this basis, resulted in a one-time write-off of $1,849,000 for purchased in-process research and development. The balance of the purchase price was allocated to purchased technology and goodwill totaling $4,030,000. Additional goodwill of $1,451,000 arises as a result of recording a deferred tax liability related to timing differences in the amortization of purchased technology for book and tax purposes. The Company plans to amortize purchased technology and goodwill on a straight-line basis over five years. The operating results of Innovus have been consolidated with the Company's operating results beginning as of the acquisition date.

The following table summarizes the unaudited pro forma results of operations of the Company for the three months ended March 31, 1995 assuming the acquisition of Innovus had occurred at the beginning of that period. Operating results for the first quarter of 1996, included in the Condensed Consolidated Financial Statements, is provided for comparative purposes.

                                             1996              1995
                                          -----------       ----------
                                    (in thousands, except per share amounts)

Revenues                                   $ 10,925         $  6,411
Net income before write-off of
     in-process technology                 $  1,722         $    737
Write-off of in-process technology         $  1,849         $  1,849
Net loss                                   $   (127)        $ (1,112)
Net loss per share                         $   (.02)        $  (0.55)
Share used in per share calculation           8,123            2,011

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in this report on Form 10-Q contains forward looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the heading "Additional Factors That Might Affect Future Results," in the Company's filings with the Securities and Exchange Commission, including but not limited to those discussed under the heading "Risk Factors" in the Company's 1995 Report on Form 10-K.


RESULTS OF OPERATIONS

OVERVIEW

The Company develops, markets and supports network storage management software products for heterogeneous client/server computing environments. The Company's NetWorker software, from which the Company derives the vast majority its revenues, supports many storage management server platforms and can accommodate a variety of clients, servers and storage devices. The Company licenses its product through resellers and directly to end users in North America, Europe and Asia Pacific. The Company also licenses its source code in exchange for initial licensing fees to original equipment manufacturers ("OEMs") and receives ongoing royalties from product sales by source code OEMs and SunSoft, a private label reseller. Substantially all of the OEMs are large computer system and software suppliers located in the United States and Europe. believes it is a technology leader in the network storage management software market because of the heterogeneity, scalability, performance and ease of use of its software products.

Selected elements of the Company's financial statements are shown below as a percentage of total revenues.

                                                  THREE MONTHS ENDED
                                                       MARCH 31,
                                                 -------------------
                                                 1996           1995
                                                 ----           ----
Revenues:
     Product and other                           57.5%          54.0%
     Royalty and license                         26.4           31.5
     Software subscription                       16.1           14.5
                                                -----          -----
         Total revenues                         100.0          100.0
Cost of revenues:
     Product and other                            4.7            4.1
     Software subscription                        6.1            5.4
                                                -----          -----
         Total costs of revenues                 10.8            9.5
Gross profit                                     89.2           90.5
Operating expenses:
     Research and development                    17.0           15.0
     Sales and marketing                         34.8           38.0
     General and administrative                  12.3           13.2
     Amortization of intangibles                  2.4             --
     In-process research and development         16.9             --
                                                -----          -----
         Total operating expenses                83.4           66.2
                                                -----          -----
Income from operations                            5.8           24.3
Interest income, net                              4.1            0.5
                                                -----          -----
Income before income taxes                        9.9           24.8

Provision for  income taxes                      11.1            7.7
                                                -----          -----
Net income (loss)                                (1.2)          17.1
                                                =====          =====

REVENUES

Revenues for the first quarter of 1996 increased 87% percent over revenues for the comparable period of 1995. The increase was attributable to increased licensing of the Company's products, increased sales of software subscriptions, as well as increased royalty revenue.

Product and Other Revenues. Product and other revenues were $3.1 million and $6.3 million for the first quarter of 1995 and 1996, respectively, representing an increase of 100 percent. Product revenue increased primarily as a result of the continued acceptance of the Company's products including NetWorker (the Company's principal product), NetWorker for Windows NT which began shipping in the first quarter of 1996, and the NetWorker add-on options offered by the Company. Add-on options include autoloaders, ClientPaks and additional connection options. Other revenues were less than 10 percent of total revenues for the periods presented. Prior growth rates of the Company's product and other revenues may not be indicative of future product and other revenues growth rates and may not be sustainable in the future.

Royalty and License Revenues. Royalty and license revenues were $1.8 million and $2.9 million for the first quarter of 1995 and 1996, respectively, representing an increase of 57 percent. The increase primarily relates to an 83 percent increase in royalty revenues from product sales by source code OEM's from $1.4 million in the first quarter of 1995 to $2.5 million for the first quarter of 1996. Royalty revenues are recognized upon receipt of quarterly royalty reports from OEMs related to their product sales for the previous quarter. Since its OEMs generally have stronger product sales for the December quarter, the Company would expect the first quarter to reflect stronger OEM performance. License fee revenue for 1995 and 1996 of $450,000 and $335,000, respectively, reflect licenses sold for the Company's products. Prior growth rates of the Company's royalty and license revenues are not indicative of future royalty and license revenues growth rates and may not be sustainable in the future.

Software Subscription Revenues. Software subscription revenues were $845,000 and $1.8 million for the first quarter of 1995 and 1996, respectively, representing an increase of 108 percent. This growth was primarily due to the increase in the number of registered servers for the Company's products that are covered under maintenance and support contracts, as well as the renewal of software subscriptions after the initial one-year term. Prior growth rates of the Company's software subscription revenues are not indicative of future software subscription revenue growth rates and may not be sustainable in the future.

International product sales were $950,000 and $2.2 million for the first quarter of 1995 and 1996, respectively. International product sales accounted for 30 percent and 35 percent of total product and other revenues in the first quarter of 1995 and 1996, respectively. The majority of international sales during these periods were made in Europe. The Company plans to expand its international operations, which will require significant management attention and financial resources and could materially adversely affect the Company's operating results. To the extent that the Company is unable to effect these additions in a timely manner, the Company's growth, if any, in international sales will be limited, and the Company's business, operating results and financial condition could be materially adversely affected.

GROSS PROFIT

Gross profit was $5.3 million and $9.7 million for the first quarter of 1995 and 1996, respectively, representing 90.5 percent and 89.2 percent of total revenues, respectively. The increase in total gross profit was primarily related to the increase in gross profit from product and other revenues, the increase in royalty and license revenues, which do not generate any material cost of revenues, and to a lesser extent, an increase in gross profit from software subscription revenue.

Gross profit from product and other revenues increased 99 percent from $2.9 million or 92.3 percent of product and other revenues in the first quarter of 1995 to $5.8 million or 91.9 percent of product and other revenues in the first quarter of 1996. Costs of product and other revenues consist primarily of product media, documentation and packaging. In the first quarter of 1996, product costs include clinical research expenses, reflecting the principle activity of Innovus, Inc. which was acquired along with Innovus Technologies, Inc. in January 1996. See Note 3 of Notes to Condensed Consolidated Financial Statements.

Gross profit from software subscription revenue increased 107 percent from $531,000 or 62.8 percent of software subscription revenue in the first quarter of 1995 to $1.1 million or 62.3 percent of software subscription revenue in the first quarter of 1996.

OPERATING EXPENSES

Research and Development. Research and development expenses were $874,000 and $1.9 million in the first quarter of 1995 and 1996, respectively. In absolute dollars, research and development expenses increased 113 percent during the first quarter of 1996 compared to the first quarter of 1995, primarily as a result of increased headcount. As a percentage of total revenues, research and development increased from 15.0 percent in the first quarter of 1995 to 17.0 percent in the first quarter of 1996. The Company believes that research and development expenses will increase in absolute dollar amounts as it continues to invest in developing new products, applications, and product enhancements.

Sales and Marketing. Sales and marketing expenses were $2.2 million and $3.8 million in the first quarter of 1995 and 1996, respectively. As a percentage of total revenues, sales and marketing expenses decreased from 38.0 percent in the first quarter of 1995 to 34.8 percent in the comparable 1996 period, primarily due to more rapid increases in revenues than related expenses. The Company believes that sales and marketing expenses will increase in dollar amounts as the Company continues to expand its sales and marketing staff.

General and Administrative. General and administrative expenses were $769,000 and $1.3 million in the first quarter of 1995 and 1996, respectively. As a percentage of total revenues, general and administrative expenses decreased from
13.2 percent in the first quarter of 1995 to 12.3 percent in the comparable 1996 period. In absolute dollars, general and administrative expenses increased 75 percent in the first quarter of 1996 from the comparable period in 1995. These increases are primarily attributable to increased staffing and related costs required to manage and support the Company's growth. The Company expects that general and administrative expenses will increase in dollar amount as the Company expands its staffing and other support operations.

Amortization of Intangibles. In the quarter ended March 31, 1996, the Company amortized $266,000 of purchased technology and goodwill following the acquisition of Innovus in the first quarter of 1996. See Note 3 of Notes to Condensed Consolidated Financial Statements. The Company plans to amortize these intangibles on a straight-line basis over five years.

In-process Research and Development. In the quarter ended March 31, 1996, the Company expensed $1.8 million of non-tax deductible in-process research and development in connection with the acquisition of Innovus . See Note of Notes to Condensed Consolidated Financial Statements.

Interest Income (Net). Net interest income was $31,000 and $454,000 in the first quarter of 1995 and 1996, respectively. The increase in interest income is attributable to the higher level of funds available for investment following the Company's initial public offering in July 1995.

Provision for Income Taxes. The provision for income taxes for the first quarter of 1995 was $450,000 compared to $1.2 million for the first quarter of 1996. Excluding the effect of charges related to the acquisition of Innovus, the effective tax rate for the first quarter of 1996 was 38 percent. See Note 4 of Notes to Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash, cash equivalents and investments totaled $47.2 million at March 31, 1996 and represented 74 percent of total assets. Cash and cash equivalents are highly liquid with original maturities of ninety days or less. Investments consist mainly of commercial paper rated Aa or better and U.S. Treasury Notes. At March 31, 1996, the Company had no long-term debt and stockholders' equity was approximately $51.0 million.

Cash generated from operations and sales of preferred and common stock has been sufficient to finance the Company's operations. Cash and cash equivalents decreased $2.8 million during the first three months of 1996 to $5.6 million, as cash paid for the acquisition of Innovus was only partially offset by cash generated from operations.

The Company believes that the net proceeds from the initial public offering in July of 1995, together with its current cash balances and cash flow from operations, if any, will be sufficient to meet the Company's working capital and capital expenditure requirements for at least the next twelve months.

ADDITIONAL FACTORS THAT MIGHT AFFECT FUTURE RESULTS

In addition to other information in this Report on Form 10-Q, the following risk factors should be considered carefully in evaluating the Company and its business.

Fluctuations in Quarterly Operating Results; Future Operating Results Uncertain

The Company's quarterly operating results have in the past varied and may in the future vary significantly depending on a number of factors, including the size and timing of significant orders; increased competition; market acceptance of new products, applications and product enhancements; changes in pricing policies by the Company and its competitors; the ability of the Company to timely develop, introduce and market new products, applications and product enhancements and to control costs; the Company's success in expanding its sales and marketing programs; technological changes in the network storage management market; the mix of sales among the Company's channels; deferrals of customer orders in anticipation of new products, applications or product enhancements; changes in Company strategy; personnel changes; and general economic factors.

The Company's future revenues are difficult to predict. The Company operates with virtually no order backlog because its software products typically are shipped shortly after orders are received. In addition, the Company does not recognize revenues on sales through domestic distributors until the products are sold through to end users. As a result, product revenues in any quarter are substantially dependent on orders booked and shipped in that quarter and to a lesser extent on sell-through to end users in that quarter. Revenues for any future quarter are not predictable with any significant degree of certainty. Product revenues are also difficult to forecast because the network storage management market is rapidly evolving and the Company's sales cycle varies substantially from customer to customer. Royalty and license revenues are substantially dependent upon sales by OEMs of their products that incorporate the Company's software. Accordingly, royalty and license revenues are subject to OEMs' product cycles, which are also difficult to predict. Royalty and license revenues are further impacted by fluctuations in licensing activity from quarter-to quarter, because initial license fees generally are non-recurring and recognized upon the signing of the license agreement. The Company's expense levels are based, in part, on its expectations as to future revenues. If revenue levels are below expectations, operating results are likely to be adversely affected. Net income may be disproportionately affected by a reduction in revenues because a proportionately smaller amount of the Company's expenses varies with its revenues. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Due to all of the foregoing factors, it is possible that in some future quarter the Company's operating results may be below the expectations of public market analysts and investors. In such event, the price of the Company's Common
Stock would likely be materially adversely affected.

Product Concentration

The Company currently derives substantially all of its revenues from its NetWorker software products and related services, and the Company expects that revenues from NetWorker will continue to account for substantially all of the Company's revenues for the foreseeable future. Broad market acceptance of NetWorker is, therefore, critical to the Company's future success. As a result, a decline in unit prices of or demand for NetWorker, or failure to achieve broad market acceptance of NetWorker, as a result of competition, technological change or otherwise, would have a material adverse effect on the business, operating results and financial condition of the Company. The life cycle of NetWorker is difficult to estimate due in large measure to the recent emergence of the Company's market, the effect of new products, applications or product enhancements, technological changes in the network storage management environment in which NetWorker operates and future competition. The Company's future financial performance will depend in part on the successful development, introduction and market acceptance of new products, applications and product enhancements. There can be no assurance that the Company will continue to be successful in marketing NetWorker or any new products, applications or product enhancements.

Competition

The network storage management market is intensely competitive, highly fragmented and characterized by rapidly changing technology and evolving standards. Competitors vary in size and in the scope and breadth of the products and services offered. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect the Company's business, operating results and financial condition. Many of the Company's current and potential competitors have significantly greater financial, technical, marketing and other resources than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion, sale and support of their products than the Company. The Company also expects that competition will increase as a result of future software industry consolidations, which have occurred in the network storage management market in the past. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. In addition, network operating system vendors could introduce new or upgrade existing operating systems or environments that include storage management functionality offered by the Company's products, which could render the Company's products obsolete and unmarketable. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, operating results and financial condition.

Dependence on New Software Products; Rapid Technological Change

The network storage management market is characterized by rapid technological change, changing customer needs, frequent new software product introductions and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards could render the Company's existing products obsolete and unmarketable. The Company's future success will depend upon its ability to develop and introduce new software products (including new releases, applications and enhancements) on a timely basis that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of its customers. There can be no assurance that the Company will be successful in developing and marketing new products that respond to technological changes or evolving industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products, or that its new products will adequately meet the requirements of the marketplace and achieve market acceptance. If the Company is unable, for technological or other reasons, to develop and introduce new products in a timely manner in response to changing market conditions or customer requirements, the Company' business, operating results and financial condition will be materially adversely affected. The

Company currently has plans to introduce and market several other potential new products in the next several months. Some of the Company's competitors currently offer certain of these potential new products. Due to the complexity of client/server software and the difficulty in gauging the engineering effort required to produce these potential new products, such potential new products are subject to significant technical risks. There can be no assurance that such potential new products will be introduced on a timely basis or at all. In the past, the Company has experienced delays in the commencement of commercial shipments of its new products, resulting in customer frustrations and delay or loss of product revenues. If potential new products are delayed or do not achieve market acceptance, the Company's business, operating results and financial condition will be materially adversely affected. The Company has also, in the past, experienced delays in purchases of its products by customers anticipating the launch of new products by the Company. There can be no assurance that material order deferrals in anticipation of new product introductions will not occur.

Software products as complex as those offered by the Company may contain undetected errors or failures when first introduced or as new versions are released. The Company has in the past discovered software errors in certain of its new products after their introduction and has experienced delays or lost revenues during the period required to correct these errors. Although the Company has not experienced material adverse effects resulting from any such errors to date, there can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found in new products after commencement of commercial shipments, resulting in loss of or delay in market acceptance, which could have a material adverse effect upon the Company's business, operating results and financial condition.

Possible Volatility of Stock Price

The Company completed its initial public offering in July, 1995. Prior to this date there has been no public market for the Company's Common Stock, and there can be no assurance that an active public market for the Common Stock will be sustained. The trading price of the Company's Common Stock could be subject to wide fluctuations in response to quarterly variations in operating results, announcements of technological innovations or new products, applications or product enhancements by the Company or its competitors, changes in financial estimates by securities analysts and other events or factors. In addition, the stock market has experienced volatility that has particularly affected the market prices of equity securities of many high technology companies and that often has been unrelated to the operating performance of such companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock.

The Company's business entails a variety of additional risks, which are set forth in the Company's 1995 Report on Form 10-K. See "Risk Factors" in the Company's 1995 Report on Form 10-K.

PART II:     OTHER INFORMATION

             ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

       11.0 Statement of Computation of Net Income (Loss) Per Share

       27.0 Financial Data Schedule

(b) Reports on Form 8-K

       On January 19, 1996, the Registrant filed a report on Form 8-K in connection with the Registrant's acquisition of Innovus, Inc., Innovus Technologies, Inc. and 815598 Ontario, Inc., each Canadian corporations and also filed a Report on Form 8-K/A on March 19, 1996, amending the former filing to include certain financial information related to the acquisition.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGATO SYSTEMS, INC.




Date:  May 10, 1996         /s/ Gary L. Thompson
                            ----------------------------------------------------

                            Gary L. Thompson
                            Vice President, Finance and Administration, Chief Financial Officer and Assistant Secretary

                            (Duly authorized officer and principal financial and accounting officer)