Form 10-Q
period 1996-06-30
LEGATO SYSTEMS INC
filed 1996-08-13
CIK 859360

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from         to        .

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

The number of shares outstanding of the registrant's common stock as of July 31, 1996 was 16,596,311

                              LEGATO SYSTEMS, INC.

                                      INDEX

                                                                                      Page
                                                                                      ----
PART I:  CONDENSED FINANCIAL INFORMATION

   Item 1.  Financial Statements:

       Condensed Consolidated Balance Sheets as of June 30, 1996 and
         December 31, 1995                                                              3

       Condensed Consolidated Statements of Income for the three and six
         month periods ended June 30, 1996 and 1995                                     4

       Condensed Consolidated Statements of Cash Flows for the six month
         periods ended June 30, 1996 and 1995                                           5

       Notes to the Condensed Consolidated Financial Statements                         6

   Item 2.  Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                           7

PART II:  OTHER INFORMATION

   Item 4.  Submission of Matters to a Vote of Security Holders                        13


   Item 6. Exhibits and Reports on Form 8-K                                            13

PART I:      CONDENSED FINANCIAL INFORMATION

             ITEM 1:  FINANCIAL STATEMENTS

                              LEGATO SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                          JUNE 30,     DECEMBER 31,
                                                            1996           1995
                                                         -----------   ------------
                                                         (unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                               $ 8,184       $ 8,444
   Short term investments                                   38,247        30,997
   Accounts receivable, net                                  7,618         5,466
   Other current assets                                        276           939
   Deferred tax asset                                        1,656         1,658
                                                           -------       -------

     Total current assets                                   55,981        47,504

Long-term investments                                        2,451        10,085
Property and equipment, net                                  2,785         1,533
Deposits and other assets                                      225            28
Intangible assets, net                                       5,086            --
                                                           -------       -------

       Total assets                                        $66,528       $59,150
                                                           =======       =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued liabilities                $ 3,956       $ 2,758
   Income taxes payable                                      1,229           998
   Deferred revenues                                         6,248         4,852
                                                           -------       -------

     Total current liabilities                              11,433         8,608

Deferred tax liability                                       1,568            --

Commitments

Stockholders' equity:
   Common stock                                                  2             2
   Additional paid-in capital                               48,094        47,325
   Retained earnings                                         5,431         3,215
                                                           -------       -------

     Total stockholders' equity                             53,527        50,542
                                                           -------       -------

       Total liabilities and stockholders' equity          $66,528       $59,150
                                                           =======       =======


   The accompanying notes are an integral part of the Condensed Consolidated
                             Financial Statements.

                              LEGATO SYSTEMS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                    (in thousands, except per share amounts)

                                                Three Months Ended           Six Months Ended
                                                     June 30,                     June 30,
                                                1996          1995          1996          1995
                                               -------       -------       -------       -------
Revenues:
   Product and other                           $ 7,767       $ 4,181       $14,050       $ 7,326
   Royalty and license                           2,682         1,686         5,563         3,524
   Software subscription                         2,124           978         3,885         1,823
                                               -------       -------       -------       -------

       Total revenues                           12,573         6,845        23,498        12,673

Cost of revenues:
   Product and other                               460           330           972           572
   Software subscription                           720           366         1,384           680
                                               -------       -------       -------       -------

       Total cost of revenues                    1,180           696         2,356         1,252
                                               -------       -------       -------       -------

             Gross profit                       11,393         6,149        21,142        11,421

Operating expenses:
   Research and development                      2,087           874         3,949         1,748
   Sales and marketing                           4,267         2,776         8,066         4,991
   General and administrative                    1,464           866         2,810         1,635
   Amortization of intangibles                     276            --           542            --
   In-process research and development              --            --         1,849            --
                                               -------       -------       -------       -------

       Total operating expenses                  8,094         4,516        17,216         8,374
                                               -------       -------       -------       -------

Income from operations                           3,299         1,633         3,926         3,047

Interest income (net)                              411            49           865            80
                                               -------       -------       -------       -------

Income before provision for income taxes         3,710         1,682         4,791         3,127

Provision for income taxes                       1,367           534         2,575           984
                                               -------       -------       -------       -------

Net income                                     $ 2,343       $ 1,148       $ 2,216       $ 2,143
                                               =======       =======       =======       =======

Net income per share                           $   .13       $   .09       $   .12       $   .16
                                               =======       =======       =======       =======

Shares used in per share calculation            18,646        13,429        18,552        13,324
                                               =======       =======       =======       =======


   The accompanying notes are an integral part of the Condensed Consolidated
                             Financial Statements.

                              LEGATO SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                    SIX MONTHS ENDED
                                                                        JUNE 30,
                                                                  1996            1995
                                                                --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                 $  2,216        $  2,143
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation and amortization                               979             299
         Deferred tax asset                                            2            (313)
         Write-off of in-process research and development          1,849              --
     Changes in operating assets and liabilities:
         Accounts receivable                                      (1,307)         (1,472)
         Other current assets                                        159            (101)
         Current liabilities                                       1,829           1,911
                                                                --------        --------

              Net cash provided by operating activities            5,727           2,467

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property and equipment                        (1,573)           (509)
     Purchase of  available-for-sale securities                  (35,246)             --
     Proceeds from maturity and sale of available-
       for-sale securities                                        36,212              --
     Payment for purchase of subsidiaries, net of
       cash acquired                                              (5,924)             --
     Other                                                          (197)             56
                                                                --------        --------

              Net cash used in investing activities               (6,728)           (453)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                          732              72
     Other                                                             9            (190)
                                                                --------        --------
              Net cash provided by (used in) financing
                  activities                                         741            (118)
                                                                --------        --------

Net increase (decrease) in cash and cash equivalents                (260)          1,896

Cash and cash equivalents at beginning of period                   8,444           4,031
                                                                --------        --------
Cash and cash equivalents at end of period                      $  8,184        $  5,927
                                                                ========        ========
Supplemental information:

     Income taxes paid                                          $  2,554        $    249
                                                                ========        ========
     Non-cash transactions:

         Deferred tax liability                                 $  1,568        $     --
                                                                ========        ========


    The accompanying notes are an integral part of the Condensed Consolidated
                             Financial Statements.

                              LEGATO SYSTEMS, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1.  BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position, results of operations and cash flows of Legato Systems, Inc. and its subsidiaries ("Legato" or "the Company"). The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for any future interim periods or for the full fiscal year. The Notes to the Consolidated Financial Statements contained in the 1995 Report on Form 10-K should be read in conjunction with these Condensed Consolidated Financial Statements. The balance sheet at December 31, 1995 was derived from audited financial statements, however; it does not include all disclosures required by generally accepted accounting principles.

NOTE 2.  COMPUTATION OF NET INCOME PER SHARE

Net income per share is based upon the weighted average number of common and common equivalent shares outstanding. Common equivalent shares are included in the per share calculations where the effect of their inclusion would be dilutive. Dilutive common equivalent shares consist of the incremental common shares issuable upon conversion of convertible preferred stock (using the "if converted" method) and stock options (using the treasury stock method.) Pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No. 83, common and common equivalent shares issued by the Company during the twelve months preceding the initial filing date of the initial public offering, using the treasury stock method and the public offering price per share, have been included in the calculation of net income per share for the first two quarters of 1995.

NOTE 3.  ACQUISITION OF INNOVUS

On January 5, 1996, the Company completed its acquisition of Innovus, Inc., Innovus Technologies, Inc. and 815598 Ontario, Inc. (collectively "Innovus"), each based in Canada for approximately $6,687,000 including acquisition costs. Prior to the acquisition, Innovus (except for 815598 Ontario, Inc.) was in the business of (i) the porting of licensed software for Hewlett-Packard HP9000 and HP3000 series computers and the sale and distribution of such ported software, and (ii) supplying clinical trials and research services on contract in the Canadian pharmaceutical industry. Legato intends to continue similar operations in Canada. Prior to the acquisition, 815598 Ontario, Inc. did not conduct any business other than holding shares of capital stock of Innovus, Inc. The acquisition was accounted for using the purchase method and, on this basis, resulted in a one-time write-off of $1,849,000 for purchased in-process research and development. The balance of the purchase price was allocated to purchased technology and goodwill totaling $4,060,000. Additional goodwill of $1,568,000 arises as a result of recording a deferred tax liability related to timing differences in the amortization of purchased technology for book and tax purposes. The Company plans to amortize purchased technology and goodwill on a straight-line basis over five years. The operating results of Innovus have been consolidated with the Company's operating results beginning as of the acquisition date.

Pro forma results of operations of the Company for the three and six months ended June 30, 1995, assuming the acquisition of Innovus had occurred at the beginning of that period, include revenues of $8.1 million and $9.2 million, net income of $1.5 million and $343,000 and earnings per share of $0.58 and $0.03, respectively.

NOTE 4.  STOCK SPLIT

The Company authorized a two-for-one stock split, effective July 5, 1996. This stock split has been retroactively reflected in the accompanying Condensed Consolidated Financial Statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in this report on Form 10-Q contains forward looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the heading "Risk Factors" contained herein and in the Company's other filings with the Securities and Exchange Commission, including but not limited to those discussed under the heading "Risk Factors" in the Company's 1995 Report on Form 10-K.

RESULTS OF OPERATIONS

OVERVIEW

The Company develops, markets and supports network storage management software products for heterogeneous client/server computing environments. The Company's NetWorker software, from which the Company derives the vast majority its revenues, supports many storage management server platforms and can accommodate a variety of clients, servers and storage devices. The Company licenses its product through resellers and directly to end users in North America, Europe and Asia Pacific. The Company also licenses its source code in exchange for initial licensing fees to original equipment manufacturers ("OEMs") and receives ongoing royalties from product sales by source code OEMs and SunSoft, a private label reseller. Substantially all of the OEMs are large computer system and software suppliers located in the United States and Europe. The Company believes it is a technology leader in the network storage management software market because of the heterogeneity, scalability, performance and ease of use of its software products.

Selected elements of the Company's financial statements are shown below as a percentage of total revenues.

                                                  Three Months Ended           Six Months Ended
                                                       June 30,                    June 30,
                                                  1996          1995          1996          1995
                                                  -----         -----         -----         -----
Revenues:
   Product and other                               61.8%         61.1%         59.8%         57.8%
   Royalty and license                             21.3          24.6          23.7          27.8
   Software subscription                           16.9          14.3          16.5          14.4
                                                  -----         -----         -----         -----
       Total revenues                             100.0         100.0         100.0         100.0

Cost of revenues:
   Product and other                                3.7           4.8           4.1           4.5
   Software subscription                            5.7           5.4           5.9           5.4
                                                  -----         -----         -----         -----
       Total cost of revenues                       9.4          10.2          10.0           9.9
                                                  -----         -----         -----         -----
       Gross profit                                90.6          89.8          90.0          90.1

Operating expenses:
   Research and development                        16.6          12.8          16.8          13.8
   Sales and marketing                             33.9          40.5          34.3          39.3
   General and administrative                      11.6          12.6          12.0          12.9
   Amortization of intangibles                      2.2          --             2.3          --
   In-process research and development             --            --             7.9          --
                                                  -----         -----         -----         -----
       Total operating expenses                    64.4          65.9          73.3          66.0
                                                  -----         -----         -----         -----
Income from operations                             26.2          23.9          16.7          24.1
Interest income (net)                               3.3           0.7           3.7           0.6
                                                  -----         -----         -----         -----
Income before provision for income taxes           29.5          24.6          20.4          24.7
Provision for income taxes                         10.9           7.8          11.0           7.8
                                                  -----         -----         -----         -----
Net income                                         18.6%         16.8%          9.4%         16.9%
                                                  =====         =====         =====         =====

REVENUES

Revenues for the second quarter of 1996 increased 84% percent over revenues for the comparable period of 1995, and revenues for the first half of 1996 grew 85% percent from the comparable period of 1995. These increases were attributable to increased licensing of the Company's products, increased sales of software subscriptions, as well as increased royalty revenue.

Product and Other Revenues. Product and other revenues were $4.2 million and $7.8 million for the second quarter of 1995 and 1996, respectively, representing an increase of 86 percent. For the first half of 1995 and 1996, product and other revenues were $7.3 million and $14.1 million, respectively, representing an increase of 92 percent. Product revenue increased over these periods primarily as a result of the continued acceptance of the NetWorker (the Company's principal product), including NetWorker for Windows NT and HP-UX (which began shipping in the first quarter of 1996), and the NetWorker add-on options offered by the Company. Add-on options include autoloaders, ClientPaks and additional connection options. Other revenues were less than 10 percent of total revenues for the periods presented. Prior growth rates of the Company's product and other revenues may not be indicative of future product and other revenues growth rates and may not be sustainable in the future.

Royalty and License Revenues. Royalty and license revenues were $1.7 million and $2.7 million for the second quarter of 1995 and 1996, respectively, representing an increase of 59 percent. The increase is primarily attributable to a 97 percent increase in royalty revenues from product sales by source code OEM's, from $1.3 million in the second quarter of 1995 to $2.5 million for the second quarter of 1996. License fee revenue decreased from $400,000 in the second quarter of 1995 to $145,000 in the same period of 1996. Royalty and license revenues were $3.5 million and $5.6 million for the first half of 1995 and 1996, respectively, representing an increase of 58 percent due primarily to a 90 percent increase in royalty revenues on a comparable period basis. Royalty revenues are recognized upon receipt of quarterly royalty reports from OEMs related to their product sales for the previous quarter. License fee revenue for the first half of 1995 and 1996 of $850,000 and $480,000, respectively, reflect licenses sold for the Company's products. Prior growth rates of the Company's royalty and license revenues are not indicative of future royalty and license revenues growth rates and may not be sustainable in the future.

Software Subscription Revenues. Software subscription revenues were $978,000 and $2.1 million for the second quarter of 1995 and 1996, respectively, representing an increase of 117 percent. For the first half of 1995 and 1996, software subscription revenues were $1.8 million and $3.9 million, respectively, an increase of 113 percent. These increases were primarily due to the increase in the number of registered servers for the Company's products that are covered under maintenance and support contracts, the renewal of software subscriptions after the initial one-year term and increased staffing for software subscription sales. Prior growth rates of the Company's software subscription revenues are not indicative of future software subscription revenue growth rates and may not be sustainable in the future.

International product sales were $819,000 and $2.3 million for the second quarter of 1995 and 1996, respectively. International product sales accounted for 20 percent and 31 percent of total product and other revenues in the second quarter of 1995 and 1996, respectively. For the first half of 1995 and 1996, international product sales were $1.8 million and $4.5 million, respectively. International product sales accounted for 24 percent and 35 percent of total product and other revenues in the first half of 1995 and 1996, respectively. The majority of international sales during these periods were made in Europe. The Company has begun and plans to continue expanding its international operations, which will require significant management attention and financial resources and could materially adversely affect the Company's operating results. To the extent that the Company is unable to effect these additions in a timely manner, the Company's growth, if any, in international sales will be limited, and the Company's business, operating results and financial condition could be materially adversely affected.

GROSS PROFIT

Gross profit was $6.1 million and $11.4 million for the second quarter of 1995 and 1996, respectively, representing 89.8 percent and 90.6 percent of total revenues, respectively. Gross profit was $11.4 million and $21.1 million for the first half of 1995 and 1996, respectively, representing 90.1 percent and 90.0 percent of total revenues, respectively. The increases in total gross profit are attributable to the higher levels of revenues, with gross margin percentages remaining comparable from period to period.

Gross profit from product and other revenues increased 90 percent from $3.9 million (or 92.1 percent of product and other revenues) in the second quarter of 1995 to $7.3 million (or 94.1 percent of product and other revenues) in the second quarter of 1996. For the first half of 1995 and 1996, gross profit from product and other revenues increased 94 percent from $6.8 million (or 92.1 percent of product and other revenues) to $13.1 million (or 93.1 percent of product and other revenues), respectively. Costs of product and other revenues consist primarily of product media, documentation and packaging. In the first half of 1996, product costs include clinical research expenses, reflecting the principle activity of Innovus, Inc., which was acquired along with Innovus Technologies, Inc. in January 1996. See Note 3 of Notes to Condensed Consolidated Financial Statements.

Gross profit from software subscription revenue increased 129 percent from $612,000 (or 62.6 percent of software subscription revenue) in the second quarter of 1995 to $1.4 million (or 66.1 percent of software subscription revenue) in the second quarter of 1996. Gross profit from software subscription revenue increased 119 percent from $1.1 million (or 62.7 percent of software subscription revenue) in the first half of 1995 to $2.5 million (or 64.4 percent of software subscription revenue) in the first half of 1996. These increases are the result of similar increases in software subscription revenues over these periods

OPERATING EXPENSES

Research and Development. Research and development expenses were $874,000 and $2.1 million in the second quarter of 1995 and 1996, respectively, an increase of 139 percent. As a percentage of total revenues, research and development increased from 12.8 percent in the second quarter of 1995 to 16.6 percent in the second quarter of 1996. Research and development expenses were $1.7 million and $3.9 million in the first six months of 1995 and 1996, or 13.8 percent and 16.8 percent of total revenues, respectively. The increases in absolute dollars are principally a result of increased headcount. The Company believes that research and development expenses will increase in absolute dollar amounts as it continues to invest in developing new products, applications, and product enhancements.

Sales and Marketing. Sales and marketing expenses were $2.8 million and $4.3 million in the second quarter of 1995 and 1996, respectively. As a percentage of total revenues, sales and marketing expenses decreased from 40.6 percent in the second quarter of 1995 to 33.9 percent in the comparable 1996 period. Sales and marketing expenses were $5.0 million and $8.1 million in the first half of 1995 and 1996, or 39.4 percent and 34.3 percent of total revenues, respectively. The decreases in percentages are primarily due to more rapid increases in revenues than related expenses. The Company believes that sales and marketing expenses will increase in dollar amounts as the Company continues to expand its sales and marketing staff.

General and Administrative. General and administrative expenses were $866,000 and $1.5 million in the second quarter of 1995 and 1996, respectively, and increase of 69 percent. As a percentage of total revenues, general and administrative expenses decreased from 12.6 percent in the second quarter of 1995 to 11.6 percent in the comparable 1996 period. General and administrative expenses increased 72 percent from $1.6 million in the first half of 1995 to $2.8 million in the first half of 1996. As a percentage of total revenues, general and administrative expenses decreased from 12.9 percent in the second quarter of 1995 to 12.0 percent in the first six months of 1996. These increases in absolute dollars are primarily attributable to increased staffing and related costs required to manage and support the Company's growth. The Company expects that general and administrative expenses will increase in dollar amount as the Company expands its staffing and other support operations.

Amortization of Intangibles. In the six month period ended June 30, 1996, the Company amortized $542,000 of purchased technology and goodwill following the acquisition of Innovus in the first quarter of 1996. The Company plans to amortize these intangibles on a straight-line basis over five years. See Note 3 of Notes to Condensed Consolidated Financial Statements.

In-process Research and Development. In the quarter ended March 31, 1996, the Company expensed $1.8 million of non-tax deductible in-process research and development in connection with the acquisition of Innovus. See Note 3 of Notes to Condensed Consolidated Financial Statements.

Interest Income (Net). Net interest income was $49,000 and $411,000 in the second quarter of 1995 and 1996, respectively, and $80,000 and $865,000 in the first half of 1995 and 1996, respectively. The increases in interest income are attributable to the higher level of funds available for investment following the Company's initial public offering in July 1995.

Provision for Income Taxes. The provision for income taxes for the first half of 1995 was $984,000 compared to $2.6 million for the first six months of 1996. Excluding the effect of one time charges related to the acquisition of Innovus, the effective tax rate for the first half of 1996 was 38.8 percent.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash, cash equivalents and investments totaled $48.9 million at June 30, 1996 and represented 73 percent of total assets. Cash and cash equivalents are highly liquid with original maturities of ninety days or less. Investments consist mainly of municipal securities and commercial paper rated Aa or better and U.S. Treasury Notes. At June 30, 1996, the Company had no long-term debt and stockholders' equity was approximately $53.5 million.

Cash generated from operations and sales of preferred and common stock have been sufficient to finance the Company's operations. Cash and cash equivalents decreased $260,000 during the first six months of 1996 to $8.2 million, as cash paid for the acquisition of Innovus was only partially offset by cash generated from operations.

The Company believes that the net proceeds from the initial public offering in July of 1995, together with its current cash balances and cash flow from operations, if any, will be sufficient to meet the Company's working capital and capital expenditure requirements for at least the next twelve months.

RISK FACTORS

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

Dependence on New Software Products; Rapid Technological Change

The network storage management market is characterized by rapid technological change, changing customer needs, frequent new software product introductions and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards could render the Company's existing products obsolete and unmarketable. The Company's future success will depend upon its ability to develop and introduce new software products (including new releases, applications and enhancements) on a timely basis that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of its customers. There can be no assurance that the Company will be successful in developing and marketing new products that respond to technological changes or evolving industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products, or that its new products will adequately meet the requirements of the marketplace and achieve market acceptance. If the Company is unable, for technological or other reasons, to develop and introduce new products in a timely manner in response to changing market conditions or customer requirements, the Company's business, operating results and financial condition will be materially adversely affected. The Company currently has plans to introduce and market several other potential new products in the next several months. Some of the Company's competitors currently offer certain of these potential new products. Due to the complexity of client/server software and the difficulty in gauging the engineering effort required to produce these potential new products, such potential new products are subject to significant technical risks. There can be no assurance that such potential new products will be introduced on a timely basis or at all. In the past, the Company has experienced delays in the commencement of commercial shipments of its new products, resulting in customer frustrations and delay or loss of product revenues. If potential new products are delayed or do not achieve market acceptance, the Company's business, operating results and financial condition will be materially adversely affected. The Company has also, in the past, experienced delays in purchases of its products by customers anticipating the launch of new products by the Company. There can be no assurance that material order deferrals in anticipation of new product introductions will not occur.

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

Possible Volatility of Stock Price

The Company completed its initial public offering in July, 1995. Prior to that date there was no public market for the Company's Common Stock, and there can be no assurance that an active public market for the Common Stock will be sustained. The trading price of the Company's Common Stock could be subject to wide fluctuations in response to quarterly variations in operating results, announcements of technological innovations or new products, applications or product enhancements by the Company or its competitors, changes in financial estimates by securities analysts and other events or factors. In addition, the stock market has experienced volatility that has particularly affected the market prices of equity securities of many high technology companies and that often has been unrelated to the operating performance of such companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock.

The Company's business entails a variety of additional risks, which are set forth in the Company's 1995 Report on Form 10-K. See "Risk Factors" in the Company's 1995 Report on Form 10-K.

PART II:     OTHER INFORMATION

             ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholders was held on May 16, 1996 in Palo Alto, California. Of the 16,313,314 shares outstanding as of the record date, 14,082,478 shares were present or represented by proxy at the meeting. The following matters were submitted to a vote of security holders:

(1)      To elect the following to serve as Directors of the Company:

                                          Votes For        Votes Abstaining
                                          ----------       ----------------
         Louis C. Cole                    13,971,742           110,736
         Eric A. Benhamou                 13,973,178           109,300
         Kevin Fong                       13,973,178           109,300
         David N. Strohm                  13,973,178           109,300
         Phillip E. White                 13,973,178           109,300

(2) To approve the adoption of an amendment to the Company's Employee Stock Purchase Plan to eliminate eligibility requirements:

         Votes for:                       14,055,594
         Votes against:                       17,618
         Votes abstaining:                     9,266


(3) To ratify the Company's appointment of Coopers and Lybrand L.L.P. as independent accountants for the Company for the fiscal year ending December 31, 1996:

         Votes for:                       14,075,128
         Votes against:                        3,350
         Votes abstaining:                     4,000


             ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

       10.0 Lease agreement between Coherent, Inc., a Delaware corporation, and Legato Systems, Inc., a Delaware corporation, dated March 14, 1996

       11.0  Statement of Computation of Net Income Per Share

       27.0  Financial Data Schedule

(b) Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGATO SYSTEMS, INC.

Date:  August 7, 1996                /s/ Louis C. Cole
                                     ---------------------------------------
                                     Louis C. Cole
                                     Chief Executive Officer

                                    (Duly authorized officer and principal
                                     financial and accounting officer)

                                  EXHIBIT INDEX

       10.0 Lease agreement between Coherent, Inc., a Delaware corporation, and Legato Systems, Inc., a Delaware corporation, dated March 14, 1996

       11.0  Statement of Computation of Net Income Per Share

       27.0  Financial Data Schedule