Form 10-Q
period 1996-09-30
LEGATO SYSTEMS INC
filed 1996-11-14
CIK 859360

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from _____ to _____.

                         Commission File Number: 0-26130

                              LEGATO SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                                    94-3077394
      (State of incorporation)                         (I.R.S. Employer
                                                      Identification No.)

                                3210 Porter Drive
                           Palo Alto, California 94304
                    (Address of principal executive offices)

                                 (415) 812-6000
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No



The number of shares outstanding of the registrant's common stock as of October 31, 1996 was 16,797,811.

                              LEGATO SYSTEMS, INC.

                                      INDEX

                                                                           Page
                                                                           ----
PART I:  Condensed Financial Information

   Item 1.  Financial Statements:

       Condensed Consolidated Balance Sheets as of September 30, 1996
         and December 31, 1995 .......................................       3

       Condensed Consolidated Statements of Income for the three and
         nine month periods ended September 30, 1996 and 1995 ........       4

       Condensed Consolidated Statements of Cash Flows for the nine
         month periods ended September 30, 1996 and 1995 .............       5

       Notes to the Condensed Consolidated Financial Statements ......       6

   Item 2.  Management's Discussion and Analysis of Financial
        Condition and Results of Operations ..........................       7

PART II:  Other Information

   Item 4.  Submission of Matters to a Vote of Security Holders ......      13

   Item 6. Exhibits and Reports on Form 8-K ..........................      13

PART I:      Condensed Financial Information

             Item 1:  Financial Statements

                              LEGATO SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                     September 30,  December 31,
                                                        1996            1995
                                                        -------         -------
                                                      (unaudited)
ASSETS

Current assets:
   Cash and cash equivalents ........................   $27,243         $29,870
   Short term investments ...........................    24,633           9,571
   Accounts receivable, net .........................     7,547           5,466
   Other current assets .............................     2,523             939
   Deferred tax asset ...............................     1,195           1,658
                                                        -------         -------

     Total current assets ...........................    63,141          47,504

Long-term investments ...............................     3,848          10,085
Property and equipment, net .........................     5,331           1,533
Deposits and other assets ...........................       225              28
Intangible assets, net ..............................     4,750              --
                                                        -------         -------

       Total assets .................................   $77,295         $59,150
                                                        =======         =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued liabilities .........   $ 7,093         $ 2,758
   Income taxes payable .............................      --               998
    Deferred revenues ...............................     7,394           4,852
                                                        -------         -------

     Total current liabilities ......................    14,487           8,608

Deferred tax liability ..............................     1,332              --

Commitments

Stockholders' equity:
   Common stock .....................................         2               2
   Additional paid-in capital .......................    53,085          47,325
   Retained earnings ................................     8,389           3,215
                                                        -------         -------

     Total stockholders' equity .....................    61,476          50,542
                                                        =======         =======

       Total liabilities and stockholders' equity       $77,295         $59,150


          The  accompanying   notes  are  an  integral  part  of  the  Condensed
Consolidated Financial Statements.

                              LEGATO SYSTEMS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                    (in thousands, except per share amounts)


                                           Three Months Ended  Nine Months Ended
                                              September 30,      September 30,
                                            1996      1995      1996      1995
Revenues:
   Product and other ...................   $8,272    $4,552   $22,322   $11,878
   Royalty and license .................    3,732     2,346     9,295     5,870
   Software subscription ...............    2,545     1,102     6,430     2,925
                                           ------    ------    ------    ------
       Total revenues ..................   14,549     8,000    38,047    20,673

Cost of revenues:
   Product and other ...................      695       427     1,667       999
   Software subscription ...............      722       412     2,106     1,092
                                           ------    ------    ------    ------
       Total cost of revenues ..........    1,417       839     3,773     2,091
                                           ------    ------    ------    ------

           Gross profit ................   13,132     7,161    34,274    18,582

Operating expenses:
   Research and development ............    2,318     1,272     6,267     3,020
   Sales and marketing .................    4,289     2,846    12,355     7,837
   General and administrative ..........    1,915     1,118     4,725     2,753
   Amortization of intangibles .........      276      --         818      --
   In-process research and development .     --        --       1,849      --
                                           ------    ------    ------    ------
       Total operating expenses ........    8,798     5,236    26,014    13,610
                                           ------    ------    ------    ------

Income from operations .................    4,334     1,925     8,260     4,972

Interest income (net) ..................      442       511     1,307       591
                                           ------    ------    ------    ------

Income before provision
   for income taxes ....................    4,776     2,436     9,567     5,563

Provision for income taxes .............    1,815       739     4,390     1,723
                                           ------    ------    ------    ------

Net income .............................   $2,961    $1,697    $5,177    $3,840
                                           ======    ======    ======    ======

Net income per share ...................   $  .16    $  .09    $  .28    $  .26
                                           ======    ======    ======    ======

Shares used in per share calculation ...   18,923    17,996    18,676    14,882
                                           ======    ======    ======    ======


          The  accompanying   notes  are  an  integral  part  of  the  Condensed
Consolidated Financial Statements.

                              LEGATO SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                             Nine months Ended
                                                               September 30,
                                                             1996        1995
                                                           --------    --------
Cash flows from operating activities:
     Net income .........................................  $  5,177    $  3,840
     Adjustments  to  reconcile  net income to net cash
       provided  by  operating activities:
         Depreciation and amortization ..................     1,408         474
         Deferred tax asset .............................       463        (536)
         Write-off of in-process research and development     1,849          --
         Other ..........................................       163          --
     Changes in operating assets and liabilities:
         Accounts receivable ............................    (1,236)     (2,236)
         Other current assets ...........................     1,318        (504)
         Current liabilities ............................     6,091       3,536
                                                           --------    --------

              Net cash provided by operating activities .    15,233       4,574

Cash flows from investing activities:
     Acquisition of property and equipment ..............    (4,508)       (823)
     Purchase of  available-for-sale securities .........   (47,040)   (106,342)
     Proceeds from maturity and sale of available-
       for-sale securities ..............................    38,212      87,651
     Payment for purchase of subsidiaries, net of
       cash acquired ....................................    (5,924)       --
     Other ..............................................      (197)         54
                                                           --------    --------

              Net cash used in investing activities .....   (19,457)    (19,460)

Cash flows from financing activities:
     Proceeds from issuance of common stock .............     1,583      39,934
     Other ..............................................        14          59
                                                           --------    --------

              Net cash provided by  financing activities      1,597      39,993

Net increase (decrease) in cash and cash equivalents ....    (2,627)     25,107

Cash and cash equivalents at beginning of period ........    29,870       4,031
                                                           --------    --------

Cash and cash equivalents at end of period ..............  $ 27,243    $ 29,138

Supplemental information:

     Income taxes paid ..................................  $  2,554    $  1,051
                                                           ========    ========

     Non-cash transactions:

         Deferred tax liability .........................  $  1,568    $     --
                                                           ========    ========

         Tax benefit from stock plans ...................  $  4,000    $     --
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

Note 2.  Computation of Net Income Per Share

Net income per share is based upon the weighted average number of common and common equivalent shares outstanding. Common equivalent shares are included in the per share calculations where the effect of their inclusion would be dilutive. Dilutive common equivalent shares consist of the incremental common shares issuable upon conversion of convertible preferred stock (using the "if converted" method) and stock options (using the treasury stock method).

Note 3.  Acquisition of Innovus

On January 5, 1996, the Company completed its acquisition of Innovus, Inc., Innovus Technologies, Inc. and 815598 Ontario, Inc. (collectively "Innovus"), each based in Canada, for approximately $6,687,000, including acquisition costs. Prior to the acquisition, Innovus (except for 815598 Ontario, Inc.) was in the business of (i) the porting of licensed software for Hewlett-Packard HP9000 and HP3000 series computers and the sale and distribution of such ported software, and (ii) supplying clinical trials and research services on contract in the Canadian pharmaceutical industry. Prior to the acquisition, 815598 Ontario, Inc. did not conduct any business other than holding shares of capital stock of Innovus, Inc. The acquisition was accounted for using the purchase method and, on this basis, resulted in a one-time write-off of $1,849,000 for purchased in-process research and development for which there was no alternative future use and technological feasibility was not established. The balance of the purchase price was allocated to purchased technology and goodwill totaling $4,060,000. Additional goodwill of $1,568,000 arises as a result of recording a deferred tax liability related to timing differences in the amortization of purchased technology for book and tax purposes. The Company plans to amortize purchased technology and goodwill on a straight-line basis over five years. The operating results of Innovus have been consolidated with the Company's operating results beginning as of the acquisition date. Substantially all of the net assets of Innovus, Inc., the Company's clinical research business, were sold in September 1996 for approximately $150,000 which approximates the carrying amount of those net assets. The Company has discontinued all clinical research activities. The effect of the discontinuance is not expected to have a significant effect on the operating results of the Company.

Pro forma results of operations of the Company for the three and nine months ended September 30, 1995, assuming the acquisition of Innovus had occurred at the beginning of that period, include revenues of $8.7 million and $23.4 million, net income of $1.8 million and $2.1 million and earnings per share of $0.11 and $0.14, respectively.

Note 4.  Stock Split

The Company effected a two-for-one stock split on July 5, 1996. This stock split has been retroactively reflected in the accompanying Condensed Consolidated Financial Statements.

Note 5.  Lease Agreement

The Company signed a non-cancelable operating lease for its new principal operating facilities commencing in September 1996 and expiring August 2006. At September 30, 1996, future minimum lease payments totaled $21.3 million.

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

RESULTS OF OPERATIONS

OVERVIEW

     The Company develops, markets and supports network storage management software products for heterogeneous client/server computing environments. The Company's NetWorker software, from which the Company derives the vast majority of its revenues, supports many storage management server platforms and can accommodate a variety of clients, servers and storage devices. The Company licenses its product through resellers and directly to end users in North America, Europe and Asia Pacific. The Company also licenses its source code in exchange for initial licensing fees to original equipment manufacturers ("OEMs") and receives ongoing royalties from the OEMs' product sales. Substantially all of the OEMs are large computer system and software suppliers located in the United States and Europe. The Company believes it is a technology leader in the network storage management software market because of the heterogeneity, scalability, performance and ease of use of its software products.

Selected elements of the Company's financial statements are shown below as a percentage of total revenues.

                                         Three Months Ended   Nine months Ended
                                            September 30,       September 30,
                                          1996      1995       1996      1995
                                          ------    ------     ------    ------
Revenues:
   Product and other ...................    56.9%     56.9%      58.7%     57.5%
   Royalty and license .................    25.6      29.3       24.4      28.4
   Software subscription ...............    17.5      13.8       16.9      14.1
                                          ------    ------     ------    ------
       Total revenues ..................   100.0     100.0      100.0     100.0
Cost of revenues:
   Product and other ...................     4.7       5.3        4.4       4.8
   Software subscription ...............     5.0       5.2        5.5       5.3
                                          ------    ------     ------    ------
       Total cost of revenues ..........     9.7      10.5        9.9      10.1
                                          ------    ------     ------    ------
           Gross profit ................    90.3      89.5       90.1      89.9
Operating expenses:
   Research and development ............    15.9      15.9       16.5      14.6
   Sales and marketing .................    29.5      35.5       32.5      37.9
   General and administrative ..........    13.2      14.0       12.4      13.3
   Amortization of intangibles .........     1.9        --        2.1        --
   In-process research and development .      --        --        4.9        --
                                          ------    ------     ------    ------
       Total operating expenses ........    60.5      65.4       68.4      65.8
                                          ------    ------     ------    ------
Income from operations .................    29.8      24.1       21.7      24.1
Interest income (net) ..................     3.0       6.4        3.4       2.8
                                          ------    ------     ------    ------
Income before provision for income taxes    32.8      30.5       25.1      26.9
Provision for income taxes .............    12.4       9.2       11.5       8.3
                                          ------    ------     ------    ------
Net income .............................    20.4%     21.3%      13.6%     18.6%
                                          ======    ======     ======    ======

REVENUES

Revenues for the third quarter of 1996 increased 82% percent over revenues for the comparable period of 1995, and revenues for the first three quarters of 1996 grew 84% percent from the comparable period of 1995. These increases were attributable to increased licensing of the Company's products, increased sales of software subscriptions, as well as increased royalty revenue.

Product and Other Revenues. Product and other revenues were $4.6 million and $8.3 million for the third quarter of 1995 and 1996, respectively, representing an increase of 82 percent. For the first three quarters of 1995 and 1996, product and other revenues were $11.9 million and $22.3 million, respectively, representing an increase of 88 percent. Product revenues increased over these periods primarily as a result of the continued acceptance of NetWorker (the Company's principal product), including NetWorker for Windows NT (which began shipping in the first quarter of 1996), and the NetWorker add-on options offered by the Company. Add-on options include autoloaders, ClientPaks and additional connection options. Other revenues were less than 10 percent of total revenues for the periods presented. Prior growth rates of the Company's product and other revenues may not be indicative of future product and other revenues growth rates and may not be sustainable in the future.

Royalty and License Revenues. Royalty and license revenues were $2.3 million and $3.7 million for the third quarter of 1995 and 1996, respectively, representing an increase of 59 percent. The increase is attributable to a 42 percent increase in royalty revenues from product sales by OEMs, from $2.3 million in the third quarter of 1995 to $3.3 million for the third quarter of 1996, as well as license fee revenue of $400,000 in the third quarter of 1996. No license revenue was recorded in the same period of 1995. Royalty and license revenues were $5.9 million and $9.3 million for the first three quarters of 1995 and 1996, respectively, representing an increase of 58 percent, due primarily to a 68 percent increase in royalty revenues. Royalty revenues are recognized upon receipt of quarterly royalty reports from OEMs related to their product sales for the previous quarter. License fee revenue for the first three quarters of 1995 and 1996 of $850,000 and $880,000, respectively, reflect licenses sold for the Company's products. Prior growth rates of the Company's royalty and license revenues may not be indicative of future royalty and license revenues growth rates and may not be sustainable in the future.

Software Subscription Revenues. Software subscription revenues were $1.1 million and $2.5 million for the third quarter of 1995 and 1996, respectively, representing an increase of 131 percent. For the first three quarters of 1995 and 1996, software subscription revenues were $2.9 million and $6.4 million, respectively, representing an increase of 120 percent. These increases were primarily due to the increase in the number of registered servers for the Company's products that are covered under maintenance and support contracts, the renewal of software subscriptions after the initial one-year term, and increased internal staffing for software subscription sales. Prior growth rates of the Company's software subscription revenues may not be indicative of future software subscription revenue growth rates and may not be sustainable in the future.

International product sales were $1.3 million and $2.5 million for the third quarter of 1995 and 1996, respectively. International product sales accounted for 27 percent and 32 percent of total product and other revenues in the third quarter of 1995 and 1996, respectively. For the first three quarters of 1995 and 1996, international product sales were $3.0 million and $7.1 million, respectively. International product sales accounted for 25 percent and 33 percent of total product and other revenues in the first three quarters of 1995 and 1996, respectively. The majority of international sales during these periods were made in Europe. The Company has begun and plans to continue to expand its international operations, which will require significant management attention and financial resources and could materially adversely affect the Company's operating results. To the extent that the Company is unable to effect these additions in a timely manner, the Company's growth, if any, in international sales will be limited, and the Company's business, operating results and financial condition could be materially adversely affected.

GROSS PROFIT

Gross profit was $7.2 million and $13.1 million for the third quarter of 1995 and 1996, respectively, representing 89.5 percent and 90.3 percent of total revenues, respectively. Gross profit was $18.6 million and $34.3 million for the first three quarters of 1995 and 1996, respectively, representing 89.9 percent and 90.1 percent of total revenues, respectively. The increases in total gross profit were attributable to the higher levels of revenues, with gross margin percentages remaining comparable from period to period.

Gross profit from product and other revenues increased 84 percent from $4.1 million (or 90.6 percent of product and other revenues) in the third quarter of 1995 to $7.6 million (or 91.6 percent of product and other revenues) in the third quarter of 1996. For the first three quarters of 1995 and 1996, gross profit from product and other revenues increased 90 percent from $10.9 million (or 91.6 percent of product and other revenues) to $20.7 million (or 92.5 percent of product and other revenues), respectively. Costs of product and other revenues consist primarily of product media, documentation and packaging. In the first three quarters of 1996, product costs include clinical research expenses, reflecting the principle activity of Innovus, Inc., which was acquired along with Innovus Technologies, Inc. in January 1996. Substantially all of the net assets of Innovus, Inc., the Company's clerical research business, were sold in September 1996 and the Company has discontinued all clinical research activities. The effect of the discontinuance is not expected to have a significant effect on the operating results of the Company. See Note 3 of Notes to Condensed Consolidated Financial Statements.

Gross profit from software subscription revenues increased 164 percent from $690,000 (or 62.6 percent of software subscription revenues) in the third quarter of 1995 to $1.8 million (or 71.6 percent of software subscription revenues) in the third quarter of 1996. Gross profit from software subscription revenues increased 136 percent from $1.8 million (or 62.7 percent of software subscription revenues) in the first three quarters of 1995 to $4.3 million (or
67.2 percent of software subscription revenues) in the first three quarters of 1996. These increases in absolute dollars are the result of similar increases in software subscription revenues over these periods. The increases in software subscription gross profit margins are attributable to revenue increasing at a faster rate than the costs of supporting software subscriptions.

OPERATING EXPENSES

Research and Development. Research and development expenses were $1.3 million and $2.3 million in the third quarter of 1995 and 1996, respectively, an increase of 82 percent. As a percentage of total revenues, research and development was consistent at 15.9 percent in both the third quarter of 1995 and 1996. Research and development expenses were $3.0 million and $6.3 million in the first nine months of 1995 and 1996, or 14.6 percent and 16.5 percent of total revenues, respectively. The increases in absolute dollars are principally a result of increased headcount. The Company believes that research and development expenses will increase in absolute dollar amounts as it continues to invest in developing new products, applications, and product enhancements.

Sales and Marketing. Sales and marketing expenses were $2.8 million and $4.3 million in the third quarter of 1995 and 1996, respectively. As a percentage of total revenues, sales and marketing expenses decreased from 35.5 percent in the third quarter of 1995 to 29.5 percent in the comparable 1996 period, as the rate of hiring new employees was slightly below the rapid increases in revenues. Also, third quarter 1996 promotional expenses were slightly lower, in absolute dollars, compared to the third quarter of 1995. Sales and marketing expenses were $7.8 million and $12.4 million in the first three quarters of 1995 and 1996, or 37.9 percent and 32.5 percent of total revenues, respectively. The decrease in percentage is primarily due to more rapid increases in revenues than related expenses. The Company believes that sales and marketing expenses will increase in dollar amounts as the Company continues to expand its sales and marketing staff.

General and Administrative. General and administrative expenses were $1.1 million and $1.9 million in the third quarter of 1995 and 1996, respectively, representing an increase of 71 percent. This increase includes approximately $500,000 of moving-related expenses as the Company relocated its headquarters in the third quarter of 1996. As a percentage of total revenues, general and administrative expenses decreased from 14.0 percent in the third quarter of 1995 to 13.2 percent in the comparable 1996 period. General and administrative expenses increased 72 percent from $2.8 million in the first three quarters of 1995 to $4.7 million in the first three quarters of 1996. As a percentage of total revenues, general and administrative expenses decreased from 13.3 percent in the first nine months of 1995 to 12.4 percent in the comparable period of 1996. In addition to the moving-related expenses, these higher dollar costs are primarily attributable to increased staffing and related costs required to manage and support the Company's growth. The Company expects that general and administrative expenses will increase in dollar terms as the Company expands its staffing and other support operations.

Amortization of Intangibles. In the first three quarters of 1996, the Company amortized $818,000 of purchased technology and goodwill following the acquisition of Innovus in the first quarter of 1996. The Company plans to amortize these intangibles on a straight-line basis over five years. (See Note 3 of Notes to Condensed Consolidated Financial Statements.)

In-process Research and Development. In the quarter ended March 31, 1996, the Company expensed $1.8 million of non-tax deductible in-process research and development in connection with the acquisition of Innovus. (See Note 3 of Notes to Condensed Consolidated Financial Statements.)

Interest Income (Net). Net interest income was $511,000 and $442,000 in the third quarter of 1995 and 1996, respectively, and $591,000 and $1.3 million in the first three quarters of 1995 and 1996, respectively. The increase in interest income for the year-to-date periods is attributable to the higher level of funds available for investment following the Company's initial public offering in July 1995. The lower net interest income in the third quarter of 1996 compared to the third quarter of 1995 is due to transitioning a higher percentage of the Company's instruments to tax-exempt securities in 1996, which provide lower pre-tax yields than fully taxable securities.

Provision for Income Taxes. The provision for income taxes for the first three quarters of 1995 was $1.7 million compared to $4.4 million for the first nine months of 1996. Excluding the effect of one time charges related to the acquisition of Innovus, the effective tax rate for the first three quarters of 1996 was 38.5 percent.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash, cash equivalents and investments totaled $55.7 million at September 30, 1996 and represented 72 percent of total assets. Cash and cash equivalents are highly liquid instruments, with original maturities of ninety days or less. Investments consist mainly of municipal securities and commercial paper rated Aa or better. At September 30, 1996, the Company had no long-term debt and stockholders' equity was approximately $61.5 million.

Cash generated from operations and sales of preferred and common stock have been sufficient to finance the Company's operations. Cash, cash equivalents and investments increased $6.2 million during the first nine months of 1996, as cash generated from operations more than offset cash paid for the acquisition of Innovus.

The Company believes that the net proceeds from the initial public offering in July 1995, together with its current cash balances and cash flow from operations, if any, will be sufficient to meet the Company's working capital and capital expenditure requirements for at least the next twelve months.


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

Product Concentration

The Company currently derives substantially all of its revenues from its NetWorker software products and related services, and the Company expects that revenues from NetWorker will continue to account for substantially all of the Company's revenues for the foreseeable future. Broad market acceptance of NetWorker is, therefore, critical to the Company's future success. As a result, a decline in unit prices of, or demand for, NetWorker, or failure to achieve broad market acceptance of NetWorker, as a result of competition, technological change or otherwise, would have a material adverse effect on the business, operating results and financial condition of the Company. The life cycle of NetWorker is difficult to estimate due in large measure to the recent emergence of the Company's market, the effect of new products, applications or product enhancements, technological changes in the network storage management environment in which NetWorker operates and future competition. The Company's future financial performance will depend in part on the successful development, introduction and market acceptance of new products, applications and product enhancements. There can be no assurance that the Company will continue to be successful in marketing NetWorker or any new products, applications or product enhancements.

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

Dependence on New Software Products; Rapid Technological Change

The network storage management market is characterized by rapid technological change, changing customer needs, frequent new software product introductions and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards could render the Company's existing products obsolete and unmarketable. The Company's future success will depend upon its ability to develop and introduce new software products (including new releases, applications and enhancements) on a timely basis that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of its customers. There can be no assurance that the Company will be successful in developing and marketing new products that respond to technological changes or evolving industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products, or that its new products will adequately meet the requirements of the marketplace and achieve market acceptance. If the Company is unable, for technological or other reasons, to develop and introduce new products in a timely manner in response to changing market conditions or customer requirements, the Company' business, operating results and financial condition will be materially adversely affected. The Company currently has plans to introduce and market several other new products in the next several months. Some of the Company's competitors currently offer certain of these potential new products. Due to the complexity of client/server software and the difficulty in gauging the engineering effort required to produce these potential new products, such potential new products are subject to significant technical risks. There can be no assurance that such potential new products will be introduced on a timely basis or at all. In the past, the Company has experienced delays in the commencement of commercial shipments of its new products, resulting in customer frustrations and delay or loss of product revenues. If potential new products are delayed or do not achieve market acceptance, the Company's business, operating results and financial condition will be materially adversely affected. The Company has also, in the past, experienced delays in purchases of its products by customers anticipating the launch of new products by the Company. There can be no assurance that material order deferrals in anticipation of new product introductions will not occur.

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

PART II:     Other Information

             Item 4.  Submission of Matters to a Vote of Security Holders

     A Special Meeting of Stockholders was held on July 2, 1996 in Palo Alto, California. Of the 16,454,522 shares outstanding as of the record date, 11,902,272 shares were present or represented by proxy at the meeting. The following matter was submitted to a vote of security holders:

     An amendment and restatement to the Company's Certificate of Incorporation to effect a two-for-one stock split and to increase the number of authorized shares of Common Stock and Preferred Stock:

         Votes for:                                        11,140,502
         Votes against:                                       686,470
         Votes abstaining:                                     75,300


             Item 6.  Exhibits and reports on Form 8-K

(a) Exhibits

       11.0  Statement of Computation of Net Income Per Share

       27.0  Financial Data Schedule

(b) Reports on Form 8-K

             No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                                                         SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGATO SYSTEMS, INC.




Date:  November 14, 1996                /s/ Stephen C. Wise
                                        -------------------

                                        Stephen C. Wise
                                        V.P. of Finance and
                                        Chief Financial Officer

                                        (Duly authorized officer and principal
                                        financial and accounting officer)

                                 EXHIBIT INDEX

     11.0 Statement of Computation of Net Income Per Share

     27.0 Financial Data Schedule