Form 10-K
period 1996-12-31
LEGATO SYSTEMS INC
filed 1997-03-31
CIK 859360

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1996


     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to _____ .


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

        Securities registered pursuant to Section 12(b) of the Act: None


           Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $.0001 par value

                             (Title of each class).

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 1997 was approximately $327,697,326. Shares of Common Stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares outstanding of the registrant's common stock as of February 28, 1997 was 17,161,152.


                       DOCUMENTS INCORPORATED BY REFERENCE

Part III - Portions of the registrant's definitive Proxy Statement to be issued in conjunction with the registrant's Annual Meeting of Stockholders to be held on May 15, 1997.

                              LEGATO SYSTEMS, INC.
                             FORM 10-K ANNUAL REPORT
                            FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 1996


                                Table of Contents

PART I

Item 1   Business ........................................................    1

Item 2   Properties ......................................................   13

Item 3   Legal Proceedings ...............................................   13

Item 4   Submission of Matters to a Vote of Security Holders .............   14

Item 4a  Officers of the registrant ......................................   14

PART II

Item 5   Market for Registrant's Common Equity and Related
         Stockholder Matters .............................................   15

Item 6   Selected Consolidated Financial Data ............................   16

Item 7   Management's Discussion and Analysis of Financial Condition and
         Results of Operations ...........................................   16

Item 8   Consolidated Financial Statements and Supplementary Data ........   21

Item 9   Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure.........................................   38

PART III

Item 10  Directors and Executive Officers of the Registrant ..............   38

Item 11  Executive Compensation ..........................................   38

Item 12  Security Ownership of Certain Beneficial Owners and Management ..   38

Item 13  Certain Relationships and Related Transactions ..................   38

PART IV

Item 14  Exhibits, Financial Statement Schedule and Reports on Form 8-K ..   39

Signatures ...............................................................   43

                                     PART I


ITEM 1.  BUSINESS

     The discussion in this report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this item under the heading "Risk Factors."

     Legato Systems, Inc. ("Legato" or the "Company") was incorporated in Delaware in September 1988. The Company develops, markets and supports network storage management software products for heterogeneous client/server computing environments. The Company believes it is currently a technology leader in the network storage management software market because of the heterogeneity, scalability, performance and ease of use of its software products. The Company's NetWorker software supports many storage management server platforms and can accommodate a variety of clients, servers and storage devices. The Company's long term strategy is to create an integrated set of solutions centered around storage management that enhance and simplify network computing as a whole.

     The Company utilizes multiple distribution channels, including resellers, OEMs and direct sales, as a part of the Company's strategy to achieve comprehensive coverage in the market. The Company licenses its source code to leading computer system and software suppliers, including Amdahl, Banyan, Data General, Digital, ICL, Siemens Nixdorf, Silicon Graphics, Sony, SunSoft, Nihon-Unisys and Unisys, which port the products to their proprietary platforms, sell the products through their direct and indirect distribution channels and provide primary support for the products after installation. These relationships enable the Company to reach a broad customer base, while reducing development, support and product costs.


Background

     The Company's NetWorker software has been designed to address the emerging requirements of storage management in client/server computing environments. NetWorker employs a client/server architecture in which a server centralizes storage management services for a wide variety of clients, including servers and desktop computers. NetWorker provides a cost-effective storage management solution that scales to support large networks, supports heterogeneous client/server computing environments, accomplishes storage management tasks within stringent time constraints, reduces the cost of network administration and employs an easy-to-use graphical user interface. The core elements of the Legato solution include:

     Scalability. The Company's storage management architecture is designed to be scaleable so that it can grow with an expanding network and accommodate a wide range of storage management needs. The Company's storage server family can be configured or expanded to meet the storage requirement needs of a changing and dynamic network. The Company's storage management architecture is modular, so that clients, servers and storage devices can be upgraded or added without requiring redesign of the entire system. An existing server can be quickly upgraded to a more powerful server with minimal modification. Furthermore, the Company's storage management architecture can adapt to growing networks with its ability to easily add clients to a given storage management server. For example, a single NetWorker storage management server has been employed to manage data located on hundreds of clients ranging from desktop computers to large file servers.

     Heterogeneity. The Company's storage management solutions are designed to support a wide range of servers, clients and storage devices. The Company's family of storage management server products operates on NetWare, Windows NT, and UNIX systems (Solaris, AIX, HP-UX and SCO UNIX), as well as on UNIX systems offered by the Company's OEMs such as Amdahl, Banyan, Data General, Digital, ICL, Siemens Nixdorf, Silicon Graphics, Sony, SunSoft, Nihon-Unisys and Unisys. Server and desktop computer clients supported include DOS, NetWare, Macintosh, OS/2, UNIX, Vines, Windows and Windows NT. Storage devices supported include all popular tape drives, and optical and tape robotic storage devices. All NetWorker server platforms inter-operate with all supported clients. As a result, customers can mix and match clients and servers as necessary to meet their specific requirements.

     Performance. Organizations need to accomplish storage management functions (which tend to consume network bandwidth as large amounts of data are transferred over the network) during a network's off-peak hours. The Company's NetWorker storage management server can process data from many clients in parallel, allowing high volumes of network data to be managed within stringent time constraints. NetWorker is designed to take advantage of improvements in the physical environment to deliver higher performance. As networks employ higher-speed computers, faster and increased capacity storage devices and higher bandwidth networking technologies, NetWorker can exploit these capabilities to move data quickly. The Company recently introduced a series of optimized storage servers, Power Edition, which is based upon its core technology and is targeted for very large databases or data centers that further increases the performance and scalability of the Company's products.

     Ease of Use. The Company's storage management solutions have been designed to be easy to use for both network administrators and end users. The Company's storage management architecture permits a network administrator to perform the storage management function for the entire network either from the storage server or a client. The network administrator can access the Company's products through a number of graphical user interfaces, including Windows, Windows NT and Motif. Network administrators can also automate their storage operations by adding robotic storage libraries, further reducing the need for human intervention. Finally, the Company's storage management architecture supports a simple user interface that permits end users to access or recover copies of their files without the need for intervention by the network administrator.

Architecture

     The most basic function of a storage management system is data protection. The process of data protection involves making backup copies of data stored on hard disks onto low-cost, high capacity removable media such as tapes and optical disks.

     The Company's extensible storage management architecture provides reliable data protection services. Data may be managed according to the application that produces it. For example, a relational database may be frequently updated. To back up this kind of database efficiently, it is necessary to understand how the database is constructed, so that a consistent copy of the database can be made while it is undergoing change and while the database is "on-line." The Company's storage management architecture can accommodate the data produced by different applications because of its Application Specific Module ("ASM") technology. Each ASM can be tailored to the specific storage management needs of a particular kind of application data, and all ASMs are implemented using a modular architecture designed to permit new ASMs to be easily integrated into the Company's storage offerings.

     Once data is read from the client hard disk, it is transmitted to the storage management software that resides on the storage server using industry-standard communications protocols such as TCP/IP and SPX/IPX. A high-performance, integrated database is fundamental to the storage management server engine. This database has two roles: to keep track of where the storage management server has stored the data, and to keep track of what data is stored. The Company's storage management architecture makes it possible for clients to query the database as to what data is under management and to access this data themselves. This enables novice users to directly access the system, thereby reducing the burden on network administrators.

     One of the most critical ways the Company's storage management architecture achieves its ability to accommodate an increasing number of clients while retaining high performance is by implementing parallel data transfers from the clients to the storage management server in the same way that adding more tellers to serve customers allows a bank to process more transactions in the same amount of time. When an additional client's data is managed, it may be scheduled for processing by the storage management server at the same time as the data from other clients. Thus, one slow client need not slow down the entire storage management process. The Company's storage management architecture achieves this parallelism by writing multiple client data streams to the tape simultaneously. This allows the full bandwidth of the tape drive to be used as the data from many clients can be delivered to the tape drive in the same amount of time as the data from one client. As a result, one high-capacity tape drive can be shared effectively by more than one client on the network, and therefore, it may not be necessary to purchase several tape drives to accomplish data protection in the required amount of time.

     An increasingly important function of the storage management architecture to some end users is to facilitate the management of data according to its criticality. As an example, a set of quarterly reports may be grouped together and filed away. This data may not need to be accessed on a regular basis, but may need to be retrievable for a period of years because of certain regulatory requirements. This class of data is termed "archive" data, because it may be filed away for future reference and need not be kept on-line. When archived data is needed, it must be explicitly retrieved, typically from offsite storage. It is also possible to archive data in such a way that it appears to be on-line, when it in reality is stored elsewhere. This process is referred to as "hierarchical storage management." The indexing technology embedded within the Company's storage products is designed to support the management of protected, archived, and hierarchically managed data.

     To reduce the burden on expensive administrative staff, the Company's storage management architecture allows the storage management server to be managed remotely, from an easy-to-use, graphical user interface familiar to the administrator. The use of a common administrative protocol developed by the Company greatly facilitates the development of diverse user interfaces that support remote administration. The Company's family of storage management products can also automate a wide range of storage management functions and can employ robotic storage devices to remove the need for human intervention to retrieve a particular piece of removable storage media.

Products

     The Company's family of storage management server software - NetWorker - provides network storage management services for a wide variety of platforms. NetWorker consists of two basic components: a client module that accesses the data being managed, and a server module that performs the protection, management and control of network data. Typically, the server module is selected to run on the platform most familiar to the administrative staff in an organization; the client modules are selected according to the type of computers installed on the network. Server software is available from the Company for NetWare, Windows NT and several UNIX platforms, including IBM, HP and Sun versions of UNIX. A number of applications and enhancements options are available for the storage server.

     The base NetWorker server product provides data protection services for clients and includes client software for the same platform as the NetWorker server, as well as support for a set of popular non-robotic storage devices. In multiple platform environments, client software for dissimilar platforms must be purchased. The following client packages are currently available: (i) ClientPak for UNIX, which supports a diverse set of UNIX clients; (ii) ClientPak for PC Desktops, which supports DOS, OS/2, Windows and Windows NT; (iii) ClientPak for Windows NT; (iv) ClientPak for NetWare and (v) ClientPak for Macintosh.

     NetWorker for UNIX is licensed by the number of clients to be supported and has the following storage management server options available: (i) Client Connections - the ability to increase the number of clients of the storage management server beyond the ten supported by the base product; (ii) Archive - the ability to archive data; (iii) Autochanger - the ability to employ tape and optical jukeboxes of varying capacities; (iv) StorSuite - the ability to manage migrated files to less costly media; (v) BusinesSuite - a family of add-on modules tailored for databases and business applications; (vi) SNMP Modules - the ability to integrate with leading network management frameworks; (vii) Silo Support - the ability to leverage mainframe-class storage silos; and (viii) High Speed Device Support - the ability to utilize high speed devices.

     NetWorker for Windows NT is Microsoft BackOffice certified and licensed by the number of clients to be supported and has the following storage management server options available: (i) Client Connections - the ability to increase the number of clients of the storage management server beyond the ten supported by the base product; (ii) Archive - the ability to archive data; (iii) Autochanger
- the ability to employ tape and optical jukeboxes of varying capacities; (iv) BusinesSuite - a family of add-on modules tailored for databases and business applications such as SQL Server and Exchange Server; (v) SNMP Module - the ability to integrate with leading network management frameworks; and (vi) Open File Manager - the ability to protect open files.

     NetWorker for NetWare is licensed by the number of clients to be supported and has the following storage management server options available: (i) Client Connections - the ability to increase the number of clients of the storage management server beyond the ten supported by the base product; (ii) Archive - the ability to archive data; (iii) Autochanger - the ability to employ tape and optical jukeboxes of varying capacities; (iv) Mainframe Module -- the ability to store data on storage devices attached to a mainframe; and (v) Open File Manager
- the ability to protect open files.

     To address customers with requirements limited to backing up a single UNIX, Windows NT or NetWare server to a single tape drive, the Company introduced Legato Data Backup Utility ("LDBU"). LDBU is an effective and easy to use entry-level solution that allows administrators to take advantage of high functionality storage management software. LDBU therefore provides a clear migration path to Legato's NetWorker products as customers' requirements grow.

     NetWorker for NetWare, Network Edition has an end user list price of $2,000, while a fully configured NetWare product can have an end user list price of over $10,000. NetWorker for UNIX, Server Edition, has an end user list price of $3,000, and the Network Edition has an end user list price of $6,000. A fully configured UNIX product can have an end user list price of over $50,000, depending upon the number of licensed client connections. NetWorker for Windows NT, Network Edition has an end user list price of $2,000, while a fully configured Windows NT product can have an end user list price of over $30,000. The LDBU product can be obtained for a nominal shipping and handling charge.

Sales and Marketing

     The Company's strategy is to deploy a comprehensive sales, marketing and support infrastructure to meet the storage management needs of users of complex client/server networks, both in North America and overseas. The Company uses multiple distribution channels to reach end user customers, which range in size from individual corporate departments or small businesses to large multinational corporations. Network storage management software may be utilized in a broad range of industries. The range of channels includes resellers, OEMs and direct sales. The Company has established regional sales offices to increase the effectiveness of and support to the Company's channel partners.

Resellers

     Domestic Premier Reseller Program. The Company's Domestic Premier Reseller program is a significant source of revenue in North America. The Premier
Reseller program enables third-party integrators specializing in storage management and client/server network solutions to provide end user customers with complete solutions, including systems and storage hardware, complementary software and the Company's software. The reseller is responsible for managing the sales and installation process in each customer situation. In large, complex opportunities, the Company's support personnel work with the reseller to provide technical support. This approach enables the Company to cost effectively achieve broader market coverage, while maintaining close contact with end user customers in order to obtain input on product direction and to monitor customer satisfaction. The Company provides sales and pre-sale technical support to business partners and end user customers from the Company's headquarters in Palo Alto and from regional offices in the Boston, Chicago, Houston, Los Angeles, New York, Seattle, Toronto, and Washington, D.C. metropolitan areas.

     Domestic Distributor Program. To further expand coverage in the marketplace, the Company sells its products to large regional and national distributors who sell the Company's products to resellers with expertise in integrating network solutions for end users. The Company provides support to these network solutions resellers in the form of an Authorized Reseller program. The Company currently has relationships with various major distributors, including Access Graphics, Anthem Electronics, Gates/Arrow, Ingram Micro and TechData.

     International Reseller and Distributor Programs. The Company has implemented similar reseller and distributor programs internationally. The Company's international sales and support headquarters in Amsterdam currently operates regional offices for Northern Europe (London), Central Europe (Munich) and Southern Europe (Paris) to support resellers and distributors throughout Europe. The Company has also opened a sales office in Australia for sales and support to South Asia. Sales and support to Northern Asia and Latin America is headquartered out of Palo Alto.

     International product sales were $10.7 million, $4.7 million and $2.4 million, representing 20 percent, 16 percent and 15 percent of total revenues in 1996, 1995 and 1994, respectively. The majority of international sales during these periods were made in Europe. The Company believes that international markets present an attractive growth opportunity and is expanding the scope of its international operations. The Company has engaged, and intends to add, international distributors in targeted countries and is developing joint marketing programs with certain distributors. To facilitate penetration in certain markets, the Company, on its own and in cooperation with certain international distributors, is in the process of localizing certain of its products to targeted languages.

     The Company also relies significantly on its resellers for the marketing and distribution of its products. The Company's agreements with resellers are generally not exclusive and in many cases may be terminated by either party without cause. Many of the Company's resellers carry product lines that are competitive with those of the Company. There can be no assurance that these resellers will give a high priority to the marketing of the Company's products or that they will continue to carry the Company's products. Events or occurrences of this nature could materially adversely affect the Company's business, operating results and financial condition.

OEMs

     Source Code OEM Program. The source code OEM program generates significant royalty revenues for the Company. Under this program, the Company licenses its software products, in source code form, to leading computer system and software suppliers from which the Company receives an initial license fee and ongoing royalty revenue. The OEM partner is then responsible for porting the Company's software to its unique operating system environment, testing it, selling it through the OEM partner's direct sales force and distribution channels and providing the primary customer support after installation. The OEM partners generally have exclusive rights to the products on their proprietary platforms (subject to certain minimum royalty obligations), but in certain cases, work cooperatively to incorporate their enhancements into the Company's storage products on an ongoing basis. The benefit of this approach for end users is that they can acquire the Company's family of storage management products as part of a complete systems solution from a single vendor, with such vendor providing a single point of contact for customer support. The benefit to the Company has been access to its OEM partners' customer bases, both in North America and overseas, without a commensurate investment in fixed expense. The Company currently has source code OEM agreements in place with several computer system and software suppliers, including Amdahl, Banyan, Data General, Digital, ICL, Siemens Nixdorf, Silicon Graphics, Sony, SunSoft, Nihon-Unisys and Unisys.

     Strategic Partner Program. The Strategic Partner program is an alternative to the source code OEM program for major system providers who wish to offer the Company's products along with theirs, but prefer not to make an investment in enhancing  the base  Legato  product.  For  example,  SunSoft,  a private  label reseller, licenses the object code for the standard Legato products and sells and supports the products under the SunSoft logo as described above for the source code OEM program. The Company also has established a strategic partnership with Hewlett-Packard.

     The source code OEMs and strategic partner programs accounted for approximately 24 percent and 28 percent of the Company's total revenues in 1996 and 1995, respectively. SunSoft accounted for approximately 11 percent of total revenues for each of the years ended December 31, 1996 and 1995. There can be no assurance that such customers will continue to account for a significant percentage of the Company's revenues in the future. The Company is currently investing, and intends to continue to invest, significant resources to develop this channel, which could materially adversely affect the Company's operating margins. There can be no assurance that the Company will be successful in its efforts to increase the revenues represented by this channel. The Company is dependent upon its OEMs' ability to develop new products, applications and product enhancements on a timely and cost-effective basis that will meet changing customer needs and respond to emerging industry standards and other technological changes. There is no assurance that the Company's OEMs will effectively meet these technological challenges. These OEMs are not within the control of the Company, may incorporate into their products the technologies of other companies in addition to those of the Company and are not obligated to purchase products from the Company. There can be no assurance that any OEM will continue to carry the Company's products, and the inability to recruit, or the loss of, important OEMs could materially adversely affect the Company's business, operating results and financial condition. See "Risk Factors -- Risks Associated with Strategy of Expanding OEM Channel; Reliance on Resellers."

Direct Sales and Marketing

     Direct Sales Program. As network storage management applications increase in strategic importance to major enterprises, the Company has recognized the need to establish even closer relationships with its largest corporate clients. Customers participating in the Company's direct sales program have an assigned salesperson and Company executive contact, participate in the Company's technical exchange program and work closely with the Company to develop project plans for installations over a period of time. The direct sales representatives coordinate business partner activity across the customer's enterprise and closely monitors customer satisfaction.

     Corporate Marketing. The Company supports its resellers and OEMs with extensive marketing programs designed to establish the Company's image in key markets and to generate end user demand. The Company participates in trade shows and advertises in key network systems publications and on the World Wide Web. Leads are qualified by the Company's inside sales staff and provided to its channel partners. Additionally, resellers and distributors are provided with promotional and educational materials and can qualify for market development funding for specific promotional activities tailored for their solutions and geography.

Customer Service and Support

     The Company employs systems engineers who work closely with the Company's direct sales personnel to assist resellers and end users with pre-sales and post-sales support matters. In addition, Legato employs a centralized support organization which provides customers with technical support, education, training and consulting services. The organization consists of an experienced staff of technical support engineers providing telephone and electronic support via electronic mail, facsimile and CompuServe from the Company's offices in Palo Alto, California and Toronto, Canada. The sales and customer support organizations at the Company work closely together to ensure overall customer satisfaction.

     Technical Support. The Company offers software updates, telephone and electronic support and on-site reviews to its customers. Customers who register the Company's products receive software updates and technical support free of charge for one month after initial purchase. Beyond the initial one month period, customers may purchase remote technical support and software updates as needed. Customers also have the option to purchase annual Software Subscriptions that extend the covered support period for an additional 12 month period. Software Subscription customers receive software updates and telephone or electronic support from 6 a.m. to 6 p.m. Pacific time. Software Subscription annual fees are generally equivalent to 18 percent of the current list price of the products under license to such customers. The Company also offers premium technical support, which includes a one year contract covering five-day, 24-hour technical phone support, one annual on-site review, and a monthly teleconference with a designated Senior Legato Technical Engineer and Problem Escalation Manager. Premium technical support pricing begins at $20,000 per year, in addition to the basic software subscription fee. Premium technical support customers have the option to purchase seven-day, 24-hour technical phone support for an incremental cost of $10,000 per year.

     In recent years, the Company's installed base of customers has significantly increased, as have the number of customers purchasing software subscription contracts. From time to time, the Company receives customer complaints about the timeliness and accuracy of customer support. Although the Company plans to add customer support personnel in order to address current customer support needs and intends to closely monitor progress in this area, there can be no assurance that these efforts will be successful.

     Education and Training. The Company offers education and training to end users and resellers. Training classes are offered through in-house facilities at the Company's offices in Palo Alto, as well as at off-site locations. The Company also provides on-site training services upon request by customers. Fees for education and training services are charged separately from the Company's software products.

     Consulting. The Company's consultants are available to work closely with customers' information systems organizations. These consulting services generally consist of assisting customers in setting up more complex installations or tailoring the Company's software products to achieve higher performance or a higher degree of automation. Fees for consulting services are charged separately from the Company's software products.

Research and Development

     Since its  inception,  the  Company  has made  substantial  investments  in product development. In addition, the Company receives the benefits of additional testing and product enhancements from each source code OEM's development group. The Company's future success will depend upon its ability to develop and introduce new software products (including new releases, applications and enhancements) on a timely basis that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of its customers. In particular, the Company's strategy is to continue to leverage the NetWorker architecture to enhance the functionality of the product through new releases, applications and product enhancements to meet the ongoing storage management requirements of its customers, including: (i) increased scalability and performance of its products to keep pace with the growth of large networks, (ii) management of data produced by an increasing range of applications, including databases, (iii) increased levels of automation and ease of use of its products aimed at further reducing administrative costs, including integration with network management applications, (iv) management of an increasing range of platforms and storage devices and (v) development of storage management applications that can classify data according to the timeliness with which an organization needs to access such data. There can be no assurance that the Company will be successful in developing and marketing new products that respond to technological change or evolving industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products, or that its new products will adequately meet the requirements of the marketplace and achieve market acceptance. If the Company is unable, for technological or other reasons, to develop and introduce new products in a timely manner in response to changing market conditions or customer requirements, the Company's business, operating results and financial condition will be materially adversely affected.

     As part of the Company's ongoing development process, the Company released several new versions of NetWorker during 1996, and intends to release additional versions of NetWorker, generally on an annual basis. In addition, the Company released several new products, including new high performance database backup modules, called BusinesSuite, for Oracle, Informix and SQL, as well as modules for backup of SAP R/3 applications and Microsoft Exchange. In addition, the Company released an expanded set of autoloader support including mainframe silos and high speed devices aimed at enterprise installations. Finally, the Company released a new optimized server platform, Power Edition, for very large databases. Some of the Company's competitors currently offer certain of these potential new products. Due to the complexity of client/server software and the difficulty in gauging the engineering effort required to produce these potential new products, such potential new products are subject to significant technical risks. There can be no assurance that such potential new products will be introduced on a timely basis or at all. See "Risk Factors-- Dependence on New Software Products; Rapid Technological Change."

     The Company's total expenses for research and development were $9.2 million, $4.5 million and $2.9 million, for 1996, 1995 and 1994, respectively. The Company anticipates that it will continue to commit substantial resources to research and development in the future. To date, the Company's development efforts have not resulted in any capitalized software development costs.

Competition

     The network storage management market is intensely competitive, highly fragmented and characterized by rapidly changing technology and evolving standards. Competitors vary in size and in the scope and breadth of the products and services offered. The Company's major competitors on the Novell NetWare and Windows NT platforms include Computer Associates (Cheyenne Software) and Seagate (Palindrome and Arcada); on the Sun Solaris/SunOS platform include OpenVision, Peripheral Devices (Delta Microsystems), Software Moguls, EMC2 (Epoch), Spectra Logic and Computer Associates (Legent/Lachman); on the AIX platform include IBM; and on the HP-UX platform include Hewlett Packard. In the future, as the Company enters new markets, the Company expects that such markets will have additional, market-specific competitors. In addition, many of the Company's existing competitors are broadening their platform coverage. The Company also expects increased competition from systems and network management companies, especially those that have historically focused on the mainframe market and are broadening their focus to include the client/server market. In addition, because there are relatively low barriers to entry in the software market, the Company expects additional competition from other established and emerging companies. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect the Company's business, operating results and financial condition.

     The Company believes that the principal competitive factors affecting its market include product features (such as heterogeneity, scalability, performance and ease of use), brand name recognition, quality, price, customer service and support and the effectiveness of sales and marketing efforts. Although the Company believes that its products currently compete favorably with respect to certain of these factors, there can be no assurance that the Company can maintain its competitive position against current and potential competitors, especially those with significantly greater financial, marketing, service, support, technical and other resources.

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

Employees

     As of December 31, 1996, the Company had a total of 303 employees. Of the total, 85 were in sales and marketing, 68 in customer service and support, 102 in research and development, 45 in finance and administration and 3 in operations. The Company's future success depends in significant part upon the continued service of its key technical and senior management personnel and its continuing ability to attract and retain highly qualified technical and managerial personnel. Competition for such personnel is intense, and there can be no assurance that the Company can retain its key technical and managerial employees or that it can attract, assimilate or retain other highly qualified technical and managerial personnel in the future. None of the Company's employees are represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

Risk Factors

     In addition to the other information in this Report on Form 10-K, the following risk factors should be considered carefully in evaluating the Company and its business:

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

     The Company's future revenues are difficult to predict. The Company operates with virtually no order backlog because its software products typically are shipped shortly after orders are received. In addition, the Company does not recognize revenues on sales to domestic distributors until the products are sold through to end users. As a result, product revenues in any quarter are substantially dependent on orders booked and shipped and on sell-through to end users in that quarter. Revenues for any future quarter are not predictable with any significant degree of certainty. Product and software subscription revenues are also difficult to forecast because the network storage management market is rapidly evolving and the Company's sales cycle varies substantially from customer to customer. Royalty and license revenues are substantially dependent upon sales by OEMs of their products that incorporate the Company's software. Accordingly, royalty and license revenues are subject to OEMs' product cycles, which are also difficult to predict. Royalty and license revenues are further impacted by fluctuations in licensing activity from quarter-to-quarter, because initial license fees generally are non-recurring and recognized upon the signing of the license agreement. The Company's expense levels are based, in part, on its expectations as to future revenues. If revenue levels are below expectations, operating results are likely to be adversely affected. Net income may be disproportionately affected by a reduction in revenues because a proportionately smaller amount of the Company's expenses varies with its revenues. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Due to all of the foregoing factors, it is possible that in some future quarter the Company's operating results may be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

Product Concentration

     The Company currently derives a substantial majority of its revenues from its NetWorker software products and related services, and the Company expects that revenues from NetWorker will continue to account for a majority of the Company's revenues for the foreseeable future. Broad market acceptance of NetWorker is, therefore, critical to the Company's future success. As a result, a decline in unit prices of or demand for NetWorker, or failure to achieve broad market acceptance of NetWorker, as a result of competition, technological change or otherwise, would have a material adverse effect on the business, operating results and financial condition of the Company. The life cycle of NetWorker is difficult to estimate due in large measure to the recent emergence of the Company's market, the effect of new products, applications or product enhancements, technological changes in the network storage management environment in which NetWorker operates and future competition. The Company's future financial performance will depend in part on the successful development, introduction and market acceptance of new products, applications and product enhancements. There can be no assurance that the Company will continue to be successful in marketing NetWorker or any new products, applications or product enhancements.

Competition

     The network storage management market is intensely competitive, highly fragmented and characterized by rapidly changing technology and evolving standards. Competitors vary in size and in the scope and breadth of the products and services offered. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect the Company's business, operating results and financial condition. Many of the Company's current and potential competitors have significantly greater financial, technical, marketing and other resources than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion, sale and support of their products than the Company. The Company also expects that competition will increase as a result of future software industry consolidations, which have occurred in the network storage management market in the past. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. In addition, network operating system vendors could introduce new or upgrade existing operating systems or environments that include storage management functionality offered by the Company's products, which could render the Company's products obsolete and unmarketable. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, operating results and financial condition. See "Business -- Competition."

Dependence on New Software Products; Rapid Technological Change

     The network storage management market is characterized by rapid technological change, changing customer needs, frequent new software product introductions and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards could render the Company's existing products obsolete and unmarketable. The Company's future success will depend upon its ability to develop and introduce new software products (including new releases, applications and enhancements) on a timely basis that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of its customers. There can be no assurance that the Company will be successful in developing and marketing new products that respond to technological changes or evolving industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products, or that its new products will adequately meet the requirements of the marketplace and achieve market acceptance. If the Company is unable, for technological or other reasons, to develop and introduce new products in a timely manner in response to changing market conditions or customer requirements, the Company's business, operating results and financial condition will be materially adversely affected. The Company currently has plans to introduce and market several potential new products in the next twelve months. Some of the Company's competitors currently offer certain of these potential new products. Due to the complexity of client/server software and the difficulty in gauging the engineering effort required to produce these potential new products, such potential new products are subject to significant technical risks. There can be no assurance that such potential new products will be introduced on a timely basis or at all. In the past, the Company has experienced delays in the commencement of commercial shipments of its new products, resulting in customer frustrations and delay or loss of product revenues. If potential new products are delayed or do not achieve market acceptance, the Company's business, operating results and financial condition will be materially adversely affected. The Company has also, in the past, experienced delays in purchases of its products by customers anticipating the launch of new products by the Company. There can be no assurance that material order deferrals in anticipation of new product introductions will not occur.

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

Risks Associated with Strategy of Expanding OEM Channel; Reliance on Resellers

     An integral part of the Company's strategy is to increase the proportion of the Company's customers licensed through OEMs. There can be no assurance that such customers will continue to account for a significant percentage of the Company's revenues in the future. The Company is currently investing, and intends to continue to invest, significant resources to develop this channel, which could materially adversely affect the Company's operating margins. There can be no assurance that the Company will be successful in its efforts to increase the revenues represented by this channel. The Company is dependent upon its OEMs' ability to develop new products, applications and product enhancements on a timely and cost-effective basis that will meet changing customer needs and respond to emerging industry standards and other technological changes. There is no assurance that the Company's OEMs will effectively meet these technological challenges. These OEMs are not within the control of the Company, may incorporate into their products the technologies of other companies in addition to those of the Company and are not obligated to purchase products from the Company. In addition, the Company's OEMs generally have exclusive rights to the Company's technology on their respective platforms, subject to certain minimum royalty obligations. There can be no assurance that any OEM will continue to carry the Company's products, and the inability to recruit, or the loss of, important OEMs could materially adversely affect the Company's business, operating results and financial condition.

     The  Company  also  relies  significantly  on  its  distributors,   systems
integrators and value added resellers (collectively, "resellers") for the marketing and distribution of its products. The Company's agreements with resellers are generally not exclusive and in many cases may be terminated by either party without cause. Many of the Company's resellers carry product lines that are competitive with those of the Company. There can be no assurance that these resellers will give a high priority to the marketing of the Company's products (they may, in fact, give a higher priority to other products, including the products of competitors) or that they will continue to carry the Company's products. Events or occurrences of this nature could materially adversely affect the Company's business, operating results and financial condition. The Company's results of operations could also be materially adversely affected by changes in reseller inventory strategies, which could occur rapidly, and in many cases, may not be related to end user demand. There can be no assurance that the Company will retain any of its current resellers, nor can there be any assurance that, in such event, the Company will be successful in recruiting replacement or new organizations to represent it. Any such changes in the Company's distribution channels could materially adversely affect the Company's business, operating results and financial condition.

International Operations; Risks Associated with International Sales

     The Company  believes  that its  continued  growth and  profitability  will require further expansion of its international operations. In order to successfully expand international sales, the Company must establish additional foreign operations, hire additional personnel and recruit additional international resellers. This will require significant management attention and financial resources and could materially adversely affect the Company's operating margins. To the extent that the Company is unable to effect these additions in a timely manner, the Company's growth, if any, in international sales will be limited, and the Company's business, operating results and financial condition could be materially adversely affected. In addition, there can be no assurance that the Company will be able to maintain or increase international market demand for the Company's products. The Company's international sales are currently denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make the Company's products more expensive and, therefore, potentially less competitive in those markets. In some markets, localization of the Company's products is essential to achieve market penetration. The Company may incur substantial costs and experience delays in localizing its products, and there can be no assurance that any localized product will ever generate significant revenues. In addition, the Company relies significantly on its distributors and other resellers in international sales efforts. Since these distributors and other resellers are not employees of the Company and typically do not offer the Company's products exclusively, there can be no assurance that they will continue to market the Company's products. Additional risks inherent in the Company's international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, lack of acceptance of localized products, if any, in foreign countries, longer accounts receivable payment cycles, difficulties in managing international operations, potentially adverse tax consequences including restrictions on the repatriation of earnings, and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have a material adverse effect on the Company's future international sales and, consequently, the Company's business, operating results and financial condition.

Management of Expanding Operations

     The Company has recently experienced a period of significant expansion of its operations that has placed a significant strain upon its management systems and resources. In addition, the Company has recently hired a significant number of employees, and plans to further increase its total headcount. The Company also plans to expand the geographic scope of its customer base and operations. This expansion has resulted and will continue to result in substantial demands on the Company's management resources. From time to time, the Company receives customer complaints about the timeliness and accuracy of customer support. Although the Company plans to add customer support personnel in order to address current customer support needs and intends to closely monitor progress in this area, there can be no assurance that these efforts will be successful. If the Company's efforts are not successful, the Company's business, operating results and financial condition could be materially adversely affected. The Company's ability to compete effectively and to manage future expansion of its operations, if any, will require the Company to continue to improve its financial and management controls, reporting systems and procedures on a timely basis and expand, train and manage its employee work force. There can be no assurance that the Company will be able to do so successfully. The Company's failure to do so could have a material adverse effect upon the Company's business, operating results and financial condition.

Dependence Upon Key Personnel

     The Company's future performance also depends in significant part upon the continued service of its key technical and senior management personnel, none of whom is bound by an employment agreement. The loss of the services of one or more of the Company's officers or other key employees could have a material adverse effect on the Company's business, operating results and financial condition. The Company's future success also depends on its continuing ability to attract and retain highly qualified technical and managerial personnel. Competition for such personnel is intense, and there can be no assurance that the Company can retain its key technical and managerial employees or that it can attract, assimilate or retain other highly qualified technical and managerial personnel in the future.

Dependence on Growth in the Network Storage Management Market; General Economic and Market Conditions

     All of the Company's business is in the network storage management market, which is still an emerging market. The Company's future financial performance will depend in large part on continued growth in the number of organizations adopting network storage management solutions for their client/server computing environments. There can be no assurance that the market for network storage management will continue to grow. If the network storage management market fails to grow or grows more slowly than the Company currently anticipates, the Company's business, operating results and financial condition would be materially adversely affected. During recent years, segments of the computer industry have experienced significant economic downturns characterized by decreased product demand, production overcapacity, price erosion, work slowdowns and layoffs. The Company's operations may in the future experience substantial fluctuations from period-to-period as a consequence of such industry patterns, general economic conditions affecting the timing of orders from major customers, and other factors affecting capital spending. There can be no assurance that such factors will not have a material adverse effect on the Company's business, operating results or financial condition.

Dependence on Proprietary Technology; Risks of Infringement

     The Company depends significantly upon proprietary technology. The Company relies on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. There can be no assurance that the Company will develop proprietary products or technologies that are patentable, that any issued patent will provide the Company with any competitive advantages or will not be challenged by third parties, or that the patents of others will not have a material adverse effect on the Company's ability to do business. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and although the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In selling its products, the Company relies primarily on "shrink wrap" licenses that are not signed by licensees, and, therefore, such licenses may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to as great an extent as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology, duplicate the Company's products or design around patents issued to the Company or other intellectual property rights of the Company.

     There has also been substantial amounts of litigation in the software industry regarding intellectual property rights. The Company has from time to time received claims that it is infringing third parties' intellectual property rights, and there can be no assurance that third parties will not in the future claim infringement by the Company with respect to current or future products, trademarks or other proprietary rights. The Company expects that software product developers will increasingly be subject to infringement claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all, which could have a material adverse effect upon the Company's business, operating results and financial condition.

Product Liability

     The Company's license agreements with its customers typically contain provisions designed to limit the Company's exposure to potential product liability claims. In selling its products, the Company relies primarily on "shrink wrap" licenses that are not signed by licensees, and, therefore, such licenses may be unenforceable under the laws of certain jurisdictions. As a result of these and other factors, the limitation of liability provisions contained in the Company's license agreements may not be effective. The Company's products can be used to manage data critical to organizations, and, as a result, the sale and support of products by the Company may entail the risk of product liability claims. A successful product liability claim brought against the Company could have a material adverse effect upon the Company's business, operating results and financial condition.

Possible Volatility of Stock Price

     The trading price of the Company's Common Stock has been subject to wide fluctuations in 1996. The trading price of the Company's Common Stock could be subject to wide fluctuations in the future in response to quarterly variations in operating results, announcements of technological innovations or new products, applications or product enhancements by the Company or its competitors, changes in financial estimates by securities analysts and other events or factors. In addition, the stock market has experienced volatility that has particularly affected the market prices of equity securities of many high technology companies and that often has been unrelated to the operating performance of such companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock.

ITEM 2.  PROPERTIES

     The Company's principal administrative, sales, marketing, research and development facility is located in approximately 96,000 square feet of space in Palo Alto, California. This facility is leased through August 2006. The Company currently leases other domestic sales offices throughout the United States, as well as international offices in Canada, England, Germany, France, Holland, and Australia.

ITEM 3. LEGAL PROCEEDINGS

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1996.

ITEM 4a. EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below are biographical summaries of the current executive officers of the Company, as of December 31, 1996:

     Louis C. Cole, 53, joined the Company as President, Chief Executive Officer and a Director in June 1989. Since April 1995, Mr. Cole has also served as Chairman of the Board. Before joining the Company, from March 1987 until July 1988, Mr. Cole served as Executive Vice President responsible for all operating divisions of Novell, Inc., a publicly held manufacturer of computer networking and software products. Mr. Cole holds a B.S. in mathematics and education from Pennsylvania State University at Edinboro.

     Kent D. Smith, 47, has served as Executive Vice President and Chief Operating Officer of the Company since May 1996. He served as Executive Vice President of Customer Operations from March 1995 to May 1996. Before joining the Company, from March 1994 until March 1995, Mr. Smith served as Vice President of Emerging Markets at VeriFone, Inc. ("VeriFone"), a publicly held transaction automation company. Prior to joining VeriFone, Mr. Smith held a range of sales and marketing positions in the United States and overseas with IBM Corporation, a publicly held manufacturer of computers and related products, from 1974 to 1994. Mr. Smith holds a B.A. in German from California State University at Fullerton and an M.B.A. from the University of Southern California.

     Stephen C. Wise, 42, joined the Company in September 1996 as Senior Vice President of Finance and Administration and Chief Financial Officer. Before joining the Company, Mr. Wise served as Senior Vice President, Finance at Novell, Inc. ("Novell") from December 1993 to September 1996. He was Vice President and Corporate Controller of Novell from January 1991 to December 1993 and was Vice President, Accounting and Planning from January 1990 to January 1991. Mr. Wise holds a B.S. in Accounting from San Jose State University and an M.B.A. from Santa Clara University.

     Gilbert C. Wai, 43, joined the Company in October 1994 as Senior Vice President of Product Development. Before joining the Company, Mr. Wai served as Vice President and General Manager of Product Development at Informix Software, Inc. ("Informix"), a publicly held database software company, from November 1991 until September 1994. From October 1987 to November 1991, Mr. Wai was employed in various marketing capacities at Informix, most recently as Vice President of Product Marketing. Mr. Wai holds a B.S. in electrical engineering and computer science from the University of California at Berkeley.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The common stock of the Company is traded on the Nasdaq National Market under the symbol LGTO. The Company completed its initial public offering and commenced trading of its common stock on July 6, 1995. The following table sets forth the high and low closing sales prices of the Company's common stock from July 6, 1995 through December 31, 1996. Such prices represent prices between dealers, do not include retail mark-ups, mark-downs or commissions and may not represent actual transactions.

     Share prices have been adjusted to reflect the two-for-one split of the Company's common stock which was effected July 5, 1996.

                                           High                Low
        Fiscal 1995
        Third Quarter*                    $14.75              $11.50
        Fourth Quarter                    $19.88              $11.50
        Fiscal 1996

        First Quarter                     $21.50              $11.63
        Second Quarter                    $27.50              $17.50
        Third Quarter                     $48.00              $18.25
        Fourth Quarter                    $47.00              $26.75


        *Commencing July 6, 1995


     As of February 28, 1997, there were approximately 94 holders of record of the Company's common stock. The Company believes that a significant number of beneficial owners of its Common Stock hold shares in street name.


     The Company has never paid a cash dividend on its common stock and does not intend to pay cash dividends on its common stock in the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

Five Year Summary

                                                                   December 31,
                                                1996      1995      1994      1993      1992
                                            -------------------------------------------------
                                                    (in thousands, except per share amounts)


Revenues ................................   $54,249   $29,777   $ 6,405   $12,152   $ 5,749
Gross profit ............................    49,132    26,734    14,403     9,796     4,374
Income (loss) from operations ...........    13,334     7,382     1,574       268    (1,311)
Net income (loss) .......................     8,620     5,831     1,773       176    (1,306)
Net income (loss) per share (1) .........      0.46      0.37      0.14      0.01     (0.26)
Shares used in per share calculations (1)    18,771    15,749    13,116    13,144     5,044
Cash, cash equivalents and investments ..    57,081    49,526     4,031     1,173       134
Working capital .........................    51,925    38,896     3,113     1,409       475
Total assets ............................    83,142    59,150     8,274     4,883     2,355
Long-term debt, less current portion ....      --        --        --        --          57
Retained earnings (accumulated deficit) .    11,808     3,188    (2,643    (4,416    (4,592)
Total stockholders' equity ..............    68,388    50,542     4,145     2,347       921


----------

(1) See Note 1 of Notes to Consolidated Financial Statements


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The discussion in this report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1 under the heading "Risk Factors."


Results of Operations

Overview

     The Company develops, markets and supports network storage management software products for heterogeneous client/server computing environments. The Company's NetWorker family of software products, from which the Company derives a substantial majority of its revenues, supports many storage management server platforms and can accommodate a variety of clients, servers and storage devices. The Company licenses its product through resellers and directly to end users in North America, Europe and Asia Pacific. The Company also licenses its source code in exchange for initial licensing fees to original equipment manufacturers ("OEMs") and receives ongoing royalties from the OEMs product sales. Substantially all of the OEMs are large computer system and software suppliers located in the United States, Europe and Asia Pacific.

     Selected elements of the Company's consolidated financial statements are shown below for the last three years as a percentage of total revenues and as a percentage change from year to year.

                                                                             % Increase
                                                 % of Total Revenues        1996      1995
                                               Years Ended December 31,   Compared  Compared
                                               1996      1995      1994    to 1995   to 1994

Revenues:
    Product and other ...................      59.3%     57.0%     71.4%       89%       45%
    Royalty and license .................      23.7      28.4      16.4        52       214
    Software subscription ...............      17.0      14.6      12.2       112       117
                                            -------   -------   -------   -------   -------
       Total revenues ...................     100.0     100.0     100.0        82        82

Cost of revenues:
    Product and other ...................       3.8       4.7       5.3        49        60
    Software subscription ...............       5.6       5.5       6.9        84        46
                                            -------   -------   -------   -------   -------

Gross profit ............................      90.6      89.8      87.8        84        86

Operating expenses:

    Research and development ............      17.0      15.0      17.7       106        54
    Sales and marketing .................      31.7      36.4      43.7        59        51
    General and administrative ..........      11.9      13.6      16.8        59        47
    Amortization of intangibles .........       2.0      --        --        --        --
    In-process research and development .       3.4      --        --        --        --
                                            -------   -------   -------   -------   -------

       Total operating expenses .........      66.0      65.0      78.2        85        51
                                            -------   -------   -------   -------   -------

Income from operations ..................      24.6      24.8       9.6        81       369


Interest income, net ....................       3.3       4.0       0.2        52     3,581


Provision for (benefit from) income taxes      12.0       9.2      (1.0)      138      --
                                            -------   -------   -------   -------   -------

Net income ..............................      15.9%     19.6%     10.8%       48%      229%
                                            =======   =======   =======   =======   =======

Revenues

     Total revenues were $54.2 million, $29.8 million and $16.4 million in 1996, 1995 and 1994, respectively, representing increases of 82 percent both from 1995 to 1996 and from 1994 to 1995. The increases principally reflect an increase in the number of units sold, and to a lesser extent, an overall average increase in the unit prices of products sold by the Company.

     Product and Other Revenues. Product and other revenues were $32.1 million, $17.0 million and $11.7 million in 1996, 1995 and 1994, respectively, representing increases of 89 percent from 1995 to 1996 and 45 percent from 1994 to 1995. The increases in product and other revenues from 1995 to 1996 and from 1994 to 1995 primarily represent the continued acceptance of the Company's products. Other revenues were less than 5 percent of product and other revenues in 1996, 1995 and 1994. Product revenues are generally recognized upon shipment of the product, unless the Company has significant future obligations, in which case revenues are recognized when such obligations are satisfied. Sales to domestic distributors are recognized upon sale by the distributors to their customers. Other revenues are generally recognized when services are performed. Prior growth rates of the Company's product and other revenues are not indicative of future software subscription revenue growth rates and may not be sustainable in the future.


     Royalty and License Revenues. Royalty and license revenues were $12.9 million, $8.4 million and $2.7 million in 1996, 1995 and 1994, respectively, representing increases of 52 percent from 1995 to 1996 and 214 percent from 1994 to 1995. License fee revenue was $1.7 million, $850,000 and $378,000 in 1996, 1995 and 1994, respectively, and royalty fees were $11.2 million, $7.6 million and $2.3 million in 1996, 1995 and 1994, respectively. The increase in royalty and license revenues from 1995 to 1996 is attributable to increased royalties from product sales by SunSoft and increased licenses from new OEMs and licenses from existing OEMs adding NetWorker for the Windows NT platform to their product offerings. The increases in royalty and license revenues from 1994 to 1995 primarily relate to increased royalties from product sales by SunSoft and other OEMs. Generally, the Company's license agreements provide for an initial non-recurring license fee, with subsequent royalty payments based upon future sales of the licensees' product. There is typically a time lag from the consummation of the license arrangement until the receipt of royalty payments, due to the OEMs' product development cycles. Initial license fees are generally recognized upon shipment of the product, unless the Company has significant future obligations, in which case revenues are recognized when such obligations are satisfied. Royalty revenues are recognized upon receipt of quarterly royalty reports from source code OEMs with respect to their product sales for the previous quarter. Prior growth rates of the Company's royalty and license revenues are not indicative of future software subscription revenue growth rates and may not be sustainable in the future.

     Software Subscriptions. Software subscription revenues were $9.2 million, $4.4 million and $2.0 million in 1996, 1995 and 1994, respectively, representing increases of 112 percent from 1995 to 1996 and 117 percent from 1994 to 1995. This growth was primarily due to the increase in the number of registered customers for the Company's products electing to subscribe to maintenance and support contracts as well as the renewal of software subscriptions after the initial one-year term and, for 1996, increased internal staffing for software subscription sales. Software subscription fees for ongoing customer support and product updates are collected in advance and are recognized ratably over the period of the contract. Prior growth rates of the Company's software subscription revenues are not indicative of future software subscription revenue growth rates and may not be sustainable in the future.

     International product sales accounted for 20 percent, 16 percent and 15 percent of total revenues in 1996, 1995 and 1994, respectively. The increasing volume of international sales was primarily attributable to an increase in the market acceptance of the Company's products overseas, an increase in the number of international sales offices and an increase in the number of international distributors and resellers marketing the Company's products. The majority of international sales during these periods were made in Europe. The Company established a sales office in Germany during 1994, and sales offices in France, England, and Australia during 1995. The Company believes that its continued growth and profitability will require further expansion of its international operations. In order to successfully expand international sales in 1997 and subsequent periods, the Company must establish additional foreign operations, hire additional personnel and recruit additional international resellers. This will require significant management attention and financial resources and could materially adversely affect the Company's operating results. To the extent that the Company is unable to effect these additions in a timely manner, the Company's growth, if any, in international sales will be limited, and the Company's business, operating results and financial condition could be materially adversely affected. In addition, there can be no assurance that the Company will be able to maintain or increase international market demand for the Company's products. The Company's international sales are currently denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make the Company's products more expensive and, therefore, potentially less competitive in those markets. In some markets, localization of the Company's products is essential to achieve market penetration. The Company may incur substantial costs and experience delays in localizing its products, and there can be no assurance that any localized product will ever generate significant revenues.

Gross Profit

     Gross profit was $49.1 million, $26.7 million and $14.4 million, representing 90.6 percent, 89.8 percent and 87.8 percent of total revenues in 1996, 1995 and 1994, respectively. The increases in total gross profit were attributable to the higher levels of revenues from all sources, including royalties and licenses, which do not generate any material cost of revenues.

     Gross profit from product and other revenues was $30.1 million, $15.6 million and $10.8 million, representing 93.5 percent, 91.8 percent and 92.5 percent of product and other revenues in 1996, 1995 and 1994, respectively.
Gross profit from product and other revenues consists of product and other revenues less the related cost, which consists primarily of product media, documentation and packaging costs. In the first three quarters of 1996, product costs include clinical research expenses, reflecting the principal activity of Innovus, Inc., which was acquired along with Innovus Technologies, Inc. in January 1996. Substantially all of the net assets of Innovus, Inc., the Company's clinical research business, were sold in September 1996 and the Company has discontinued all clinical research activities. The effect of the discontinuance did not have a significant effect on the operating results of the Company.

     Gross profit from software  subscription  revenues was $6.2  million,  $2.7 million and $882,000 in 1996, 1995 and 1994, representing 67.2 percent, 62.3 percent and 43.9 percent of the related revenue in 1996, 1995 and 1994, respectively. Gross profit from software subscription revenues consists of software subscription revenues less the related cost, which consists primarily of personnel-related costs incurred in providing telephone support and the costs of providing software updates. The increase in gross profit from software subscriptions as a percentage of the related revenue was primarily attributable to the Company's leveraging of its installed base through subscription renewals, as well as more efficient utilization of resources devoted to this activity.

Operating Expenses

     Research and Development. Research and development expenses consist primarily of personnel-related costs. Research and development expenses were $9.2 million, $4.5 million and $2.9 million, representing 17.0 percent, 15.0 percent and 17.7 percent of total revenues in 1996, 1995 and 1994, respectively. Research and development expenses increased 106 percent from 1995 to 1996 and 54 percent from 1994 to 1995, reflecting increased staffing and associated support for engineers required to expand and enhance the Company's product line. The Company believes that research and development expenses will continue to increase in dollar amounts from the levels experienced in 1996 as the Company continues to invest in developing new products, applications and product enhancements.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries and commissions for sales and marketing personnel and promotional expenses. Sales and marketing expenses were $17.2 million, $10.8 million and $7.2 million, representing 31.7 percent, 36.4 percent and 43.7 percent of total revenues in 1996, 1995 and 1994, respectively. The increases in dollar amounts of sales and marketing expenses were primarily attributable to the growth of the Company's sales force and associated support personnel, increased marketing and promotional activities and increased commission expenses. The decrease in 1996, as a percentage of total revenues, is primarily due to promotional expenses increasing less than 20 percent in absolute spending, significantly less than the increase in total revenues. The decrease in 1995, as a percentage of total revenues, is a result of the significant increase in royalty and license revenues, which do not generate any material selling expenses. The Company believes that sales and marketing expenses will increase in dollar amounts as the Company continues to expand its sales and marketing staff.

     General and Administrative. General and administrative expenses include the personnel and other costs of the finance, human resources, information systems and administrative departments of the Company. General and administrative expenses were $6.4 million, $4.0 million and $2.8 million, representing 11.9 percent, 13.6 percent and 16.8 percent of total revenues in 1996, 1995 and 1994, respectively. The increases in dollar amounts were primarily the result of increased staffing and related costs required to manage and support the Company's expansion. In addition, 1995 includes litigation related costs in connection with a lawsuit settled in November 1995. The Company expects that general and administrative expenses will increase in dollar amount as the Company expands its staffing.

Net Interest Income

     Net interest income was $1.8 million, $1.2 million, and $32,000 for 1996, 1995 and 1994, respectively. The significant increases in interest income in 1996 and 1995 primarily relate to the investment of the proceeds from the Company's initial public offering in July 1995 and cash flows from operations.

Provision for (Benefit from) Income Taxes

     The provisions for income taxes for 1996 and 1995 were $6.5 million and $2.7 million, respectively. The effective tax rates in 1996 and 1995 were 43 percent and 32 percent, respectively. The effective tax rate for 1996 was 38 percent, excluding the effect of a non-tax deductible write-off of in-process research and development. The effective tax rate increased from 1995 as a result of the complete utilization of operating loss and credit carryforwards and reversal of the remaining valuation allowance against the Company's deferred tax asset in 1995, partially offset by an increased amount of tax exempt interest income in 1996. The Company recorded an income tax benefit of $167,000 in 1994, reflecting utilization of operating loss and credit carryforwards and partial reversal of the valuation allowance against the Company's deferred tax asset. The Company anticipates that its effective tax will decrease from the 43 percent in 1996 to between 38 percent and 40 percent for 1997.

Liquidity and Capital Resources

     The Company's cash, cash equivalents and marketable securities totaled $57.1 million at December 31, 1996 and represented 69 percent of total assets. Cash and cash equivalents are highly liquid investments with original maturities of ninety days or less. Marketable securities consist mainly of municipal securities. At December 31, 1996, the Company had no long-term debt and stockholders' equity was $68.4 million.

     Cash generated from operations and sales of common stock has been sufficient to finance the Company's operations. Cash, cash equivalents and marketable securities increased $7.6 million during 1996, primarily reflecting net cash provided by operating activities of $17.1 million and proceeds from the issuance of common stock under the Company's stock plans of $1.9 million. These amounts were partially offset by purchases of property and equipment of $5.4 million and subsidiary acquisition costs of $5.9 million.

     The Company believes its current cash balances and cash flow from operations, if any, will be sufficient to meet its working capital and capital expenditure requirements for at least the next twelve months.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   Index to Consolidated Financial Statements

Consolidated Balance Sheets at December 31, 1996 and 1995 .................  22

Consolidated  Statements  of Income  for each of the three  years in the  period ended December 31, 1996 ....................................  23

Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 1996 ................................  24

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1996 ................................  25

Notes to the Consolidated Financial Statements ............................  26

Report of Independent Accountants .........................................  37

                              LEGATO SYSTEMS, INC.

                           CONSOLIDATED BALANCE SHEETS

                    (in thousands, except per share amounts)

                                                                 December 31,
                                                               1996        1995
                                                             --------    --------

                             ASSETS

Current assets:

     Cash and cash equivalents ............................   $ 27,673  $ 29,832
     Short-term investments ...............................     22,391     9,609
     Accounts receivable, net .............................      9,839     5,143
     Other current assets .................................      2,870       939
     Deferred tax asset ...................................      2,652     1,658
                                                              --------  --------
         Total current assets .............................     65,425    47,181
Long-term investments .....................................      7,017    10,085
Property and equipment, net ...............................      6,029     1,533
Intangible assets, net ....................................      4,470      --
Other assets ..............................................        201        28
                                                              --------  --------
              Total assets ................................   $ 83,142  $ 58,827
                                                              ========  ========


                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Accounts payable ....................................   $  1,205  $    657
     Accrued compensation and benefits ...................      2,394     1,292
     Accrued liabilities .................................      2,320       809
     Income taxes payable ................................       --         998
     Deferred revenues ...................................      7,581     4,529
                                                             --------  --------
         Total current liabilities .......................     13,500     8,285
Commitments (Note 4)
Deferred tax liability ...................................      1,254      --
Common stock, $.0001 par value: 50,000 and 20,000 shares
    authorized and 16,938 and 16,066 shares issued and
    outstanding at December 31, 1996 and 1995, respectively         2         2
Additional paid-in capital ...............................     56,592    47,383
Retained earnings ........................................     11,808     3,188
Deferred stock compensation ..............................        (40)      (58)
Unrealized gain on investments, net ......................         26        27
                                                             --------  --------
         Total stockholders' equity ......................     68,388    50,542
                                                             --------  --------
              Total liabilities and stockholders' equity .   $ 83,142  $ 58,827
                                                             ========  ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              LEGATO SYSTEMS, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                      (in thousands, except per share data)


                                                                        Year Ended December 31,
                                                                 1996            1995          1994
                                                               ---------      ---------      --------

Revenues:
    Product and other......................................    $  32,138      $  16,972      $ 11,706
    Royalty and license....................................       12,872          8,443         2,689
    Software subscription..................................        9,239          4,362         2,010
                                                               ---------      ---------      --------
       Total revenues......................................       54,249         29,777        16,405
Cost of revenues:
    Product and other......................................        2,087          1,398           874
    Software subscription..................................        3,030          1,645         1,128
                                                               ---------      ---------      --------
       Total cost of revenues..............................        5,117          3,043         2,002
                                                               ---------      ---------      --------
Gross profit...............................................       49,132         26,734        14,403
Operating expenses:
    Research and development...............................        9,199          4,464         2,903
    Sales and marketing....................................       17,210         10,839         7,176
    General and administrative.............................        6,443          4,049         2,750
    Amortization of intangibles............................        1,097             --            --
    In-process research and development....................        1,849             --            --
                                                               ---------      ---------      --------
       Total operating expenses............................       35,798         19,352        12,829
                                                               ---------      ---------      --------
Income from operations.....................................       13,334          7,382         1,574
Interest income, net.......................................        1,790          1,178            32
                                                               ---------      ---------      --------
Income before provision for (benefit from) income taxes....       15,124          8,560         1,606
Provision for (benefit from) income taxes..................        6,504          2,729          (167)
                                                               ---------      ---------      --------
Net income.................................................    $   8,620      $   5,831      $  1,773
                                                               =========      =========      ========
Net income per share.......................................    $    0.46      $    0.37      $  $0.14
                                                               =========      =========      ========
Shares used in per share calculations......................       18,771         15,749        13,116
                                                               =========      =========      ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              LEGATO SYSTEMS, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (in thousands)

                                                                                Retained  Deferred
                                        Convertible-                Additional  Earnings/   Stock      Unrealized
                                       Preferred Stock  Common Stock  Paid-in (Accumulated Compen-   Gain on Invest-
                                       Shares  Amount   Shares Amount  Capital    Deficit)  sation   ments, Net Total


Balances, December 31, 1993........     3,600  $ --     3,826   $ --   $ 6,763  $ (4,416)  $    --       --   $ 2,347
Stock issued under option plans....        --    --        58     --        25        --        --       --        25
Net income.........................        --    --        --     --        --     1,773        --       --     1,773
                                       ------  ----    ------   ----  --------  --------   -------    -----   -------
Balances, December 31, 1994........     3,600    --     3,884     --     6,788    (2,643)       --       --     4,145

Stock issued under option plans....        --    --       382     --       147        --        --       --       147
Stock issued in IPO, net of
   issuance costs of $3,883........        --    --     4,600      1    39,814        --        --       --    39,815
Conversion of preferred stock
   to common stock.................    (3,600)   --     7,200      1        --        --        --       --         1
Tax benefit related to stock options       --    --        --     --       560        --        --       --       560
Deferred stock compensation........        --    --        --     --        74        --       (58)      --        16
Unrealized gain on investments.....        --    --        --     --        --        --        --       27        27
Net income.........................        --    --        --     --        --     5,831        --       --     5,831
                                       ------  ----    ------   ----  --------  --------   -------    -----   -------
Balances, December 31, 1995........        --    --    16,066      2    47,383     3,188       (58)      27    50,542

Stock issued under option plan.....        --    --       767     --     1,044        --        --       --     1,044
Stock issued under employee
   stock purchase plan.............        --    --       105     --       887        --        --       --       887
Tax benefit related to stock options       --    --        --     --     7,115        --        --       --     7,115

Deferred stock compensation........        --    --        --     --       163        --        18       --       181
Unrealized loss on investments.....        --    --        --     --        --        --        --       (1)       (1)
Net income.........................        --    --        --     --        --     8,620        --       --     8,620
                                       ------  ----    ------   ----  --------  --------   -------    -----   -------
Balances, December 31, 1996........        --  $ --    16,938   $  2  $ 56,592  $ 11,808  $    (40) $    26   $68,388
                                       ======  ====    ======   ====  ========  ========   =======   ======   =======






        The accompanying notes are an integral part of these consolidated financial statements.

                              LEGATO SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)


                                                                             Year Ended December 31,
                                                                         1996          1995        1994
                                                                       ---------    ---------    ------

Cash flows from operating activities:
     Net income....................................................    $   8,620    $   5,831    $  1,773
     Adjustments to reconcile net income to net cash provided by operating activities:
         Deferred tax asset........................................         (994)      (1,169)       (500)
         Depreciation and amortization.............................        1,816          677         505
         Write-off of in-process research and development..........        1,849           --          --
         Provision for doubtful accounts...........................          197          440         460
         Other.....................................................          163           --          --
         Changes in operating assets and liabilities:
              Accounts receivable..................................       (3,725)      (3,359)       (641)
              Other current assets.................................         (640)        (775)        242
              Accounts payable.....................................          354          376        (288)
              Income taxes payable.................................        4,726        1,267         291
              Accrued expenses and deferred revenues...............        4,750        3,396       1,590
                                                                       ---------    ---------    --------
              Net cash provided by operating activities............       17,116        6,684       3,432
Cash flows from investing activities:

     Purchase of available-for-sale securities.....................      (47,943)    (163,570)         --
     Maturities and sales of available-for-sale securities.........       38,228      143,914          --
     Acquisition of property and equipment.........................       (5,412)      (1,260)       (669)
     Payment for purchase of subsidiaries, net of cash acquired....       (5,924)          --          --
     Other.........................................................         (173)          54          --
                                                                       ---------    ---------    --------
              Net cash used in investing activities................      (21,224)     (20,862)       (669)

Cash flows from financing activities:

     Proceeds from issuance of common stock........................        1,931       39,963          25
     Other.........................................................           18           16          70
                                                                       ---------    ---------    --------
              Net cash provided by financing activities............        1,949       39,979          95
                                                                       ---------    ---------    --------
              Net increase (decrease) in cash and cash equivalents.       (2,159)      25,801       2,858
Cash and cash equivalents at beginning of period...................       29,832        4,031       1,173
                                                                       ---------    ---------    --------
Cash and cash equivalents at end of period.........................    $  27,673    $  29,832    $  4,031
                                                                       =========    =========    ========

        The accompanying notes are an integral part of these consolidated financial statements.

                              LEGATO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Summary of Significant Accounting Policies

Nature of Operations


     The Company develops, markets and supports network storage management software for heterogeneous client/server computing environments. The Company's NetWorker family of software, from which the Company derives a substantial majority of its revenues, supports many storage management server platforms and can accommodate a variety of clients, servers and storage devices. The Company licenses its products through resellers and directly to end users in North America, Europe and Asia Pacific. The Company also licenses its source code in exchange for initial licensing fees to original equipment manufacturers ("OEMs") and receives ongoing royalties from product sales by source code OEMs. Substantially all of the OEMs are large computer system and software suppliers located in the United States, Europe and Asia Pacific.

Basis of Presentation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and branch offices. All significant intercompany balances and transactions have been eliminated. Accounts denominated in foreign currencies have been remeasured into the functional currency, using the U. S. dollar as the functional currency. Foreign currency gains and losses from remeasurment, which have been insignificant, are included in the consolidated statements of income.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Financial Instruments

     Cash equivalents are highly liquid investments with original or remaining maturities of three months or less as of the date of purchase. Cash equivalents present insignificant risk of changes in value because of interest rate changes. The Company maintains its cash balances at a variety of financial institutions and has not experienced any material losses relating to any investment instruments.

     Available-for-sale securities are classified on the balance sheet and are carried at fair value, with the unrealized gains or losses, net of tax, reported in stockholders' equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, both of which are included in interest income. Realized gains and losses are recorded on the specific identification method.

     The amounts reported for cash equivalents, receivables and other financial instruments are considered to approximate fair values based upon comparable market information available at the respective balance sheet dates. Financial instruments that potentially subject the Company to concentrations of credit risks comprise, principally, cash, investments and trade accounts receivable. The Company invests its excess cash in accordance with its investment policy which is approved by the Board of Directors and reviewed periodically to minimize credit risk. The policy authorizes the investment of excess cash in government securities, tax exempt municipal securities, Eurodollar notes and bonds, time deposits, certificates of deposit, commercial paper rated Aa or better and other specific money market and corporate instruments of similar liquidity and credit quality.

Property and Equipment

     Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets, which is generally three years.

Intangible Assets

     Intangible assets include goodwill and purchased technology, recorded in connection with the acquisition of Innovus, Inc., Innovus Technologies, Inc. and 815598 Ontario, Inc. (collectively "Innovus"), which are being amortized on a straight-line basis over five years. The Company periodically assesses the recoverability of intangible assets by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of impairment, if any, is measured based on projected discounted future operating cash flows and is recognized as a write down of the asset to a net realizable value.

Revenue Recognition

     The Company's revenues are derived from three sources, across many industries: product and other revenues, which are derived primarily from product sales to resellers and end users, as well as from services such as consulting; royalty and license revenues, which are derived primarily from initial license fees and ongoing royalties from product sales by source code OEMs; and software subscription revenues, which are derived primarily from contracts providing for software updates, maintenance and support to end users and which are charged separately from the Company's software products.

     The  Company  recognizes  product  revenues  and  license  fees,  including advanced royalty payments, upon shipment if remaining obligations are insignificant, collection of the resulting receivables is probable, and product returns are reasonably estimable, except for sales to domestic distributors, which are recognized upon sale by the distributors to their customers. Estimated sales returns are recorded upon recognition of revenues from customers having rights of return, including exchange rights for unsold products and product upgrades. Provisions for estimated warranty costs, insignificant vendor obligations and anticipated retroactive price adjustments are recorded at the time products are shipped.

     Royalty revenues that are contingent upon sale to an end user by OEMs are recognized upon receipt of a report of sale by the Company from the OEM.

     Customer maintenance fees for ongoing customer support and product updates, including such fees bundled with the initial license fee, are recognized ratably over the period of the contract. Payments for maintenance fees are generally made in advance and are non-refundable. Other service revenue is recognized as the related service is performed.

     The Company performs ongoing credit evaluations of its customers' financial condition and does not require collateral. The Company maintains allowances for potential credit losses and such losses have been within management's expectations.

Research and Development Costs

     Costs incurred in the research and development of new software products are expensed as incurred until technological feasibility is established. To date, the establishment of technological feasibility of the Company's products and general release substantially coincide. As a result, the Company has not capitalized any software development costs since such costs have not been significant.

Income Taxes

     The Company's provision for income taxes is comprised of its current tax liability and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Advertising

     The Company expenses advertising costs as they are incurred. Advertising expense for 1996, 1995 and 1994 was $1,749,000, $1,475,000 and $856,000,
respectively.

Computation of Net Income Per Share

     Net income per share is based upon the weighted average number of common and common equivalent shares outstanding. Common equivalent shares are included in the per share calculations where the effect of their inclusion would be dilutive. Dilutive common equivalent shares consist of the incremental common shares issuable upon conversion of convertible preferred stock (using the "if converted" method) and stock options and warrants (using the treasury stock method). Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, common and common equivalent shares issued by the Company during the twelve months preceding the initial filing date of the IPO, using the treasury stock method and the public offering price per share, have been included in the calculation of net income per share for 1994 and the first two quarters of 1995.

     The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share". This statement replaces the presentation of primary earnings per share with a presentation of basic earnings per share. It also requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation. This statement is effective for periods ending after December 15, 1997, including interim periods.

Reclassifications

     Certain reclassifications were made to the 1994 and 1995 consolidated financial statements to conform to the 1996 presentation. The reclassifications have no significant effect on previously reported net income, stockholders equity, total assets or total liabilities.

2.  Consolidated Balance Sheet Detail

                                                                December 31,
                                                           1996              1995
                                                        ----------        -------
                                                              (in thousands)

Accounts receivable:
     Trade accounts receivable.......................   $   10,651        $   5,810
     Allowance for doubtful accounts.................         (812)            (667)
                                                        ----------        ---------
                                                        $    9,839        $   5,143
                                                        ==========        =========


Property and equipment:

     Computer equipment..............................   $    5,670        $   3,317
     Furniture and fixtures..........................        1,663              274
     Office equipment................................        1,040               59
     Leasehold improvements..........................          936               --
                                                        ----------        ---------

                                                             9,309            3,650
     Accumulated depreciation........................       (3,280)          (2,117)
                                                        ----------        ---------
                                                        $    6,029        $   1,533
                                                        ==========        =========


3.  Investments


     The following table summarizes the fair value and unrealized gains and losses of debt securities at December 31, 1996 and 1995. All debt securities have been classified as available-for-sale:


                                                   Gross           Gross
                                                Unrealized     Unrealized     Estimated
                                      Cost         Gains          Losses      Fair Value
                                                        (in thousands)

December 31, 1996:

    Municipal securities.......    $  26,570     $       41     $       (3)   $   26,608
    Auction rate receipts......        2,800             --             --         2,800
                                   ---------     ----------     ----------    ----------

                                   $  29,370     $       41     $       (3)   $   29,408
                                   =========     ==========     ==========    ==========


December 31, 1995:

    Municipal securities.......    $  19,656     $       42     $       (4)   $   19,694
                                   =========     ==========     ==========    ==========



     The amortized cost and estimated fair value of investments in debt securities at December 31, 1996 and 1995, by contractual maturity, are as follows:

                                                                     Estimated
                                                      Cost          Fair Value
                                                         (in thousands)

December 31, 1996:

    Due in 1 year or less....................     $     22,362     $     22,391
    Due in 1 - 3 years.......................            7,008            7,017
                                                  ------------     ------------
    Total investment in debt securities......     $     29,370     $     29,408
                                                  ============     ============

December 31, 1995:

    Due in 1 year or less....................     $      9,588     $      9,609
    Due in 1 - 3 years.......................           10,068           10,085
                                                  ------------     ------------
    Total investment in debt securities......     $     19,656     $     19,694
                                                  ============     ============

4.  Commitments

     The Company leases its operating facilities under non-cancelable operating leases that expire at various dates through August 2006. Minimum lease commitments at December 31, 1996 were as follows: $2,053,000 in 1997, $2,056,000 in 1998, $2,115,000 in 1999, $2,175,000 in 2000 and $12,952,000 thereafter. Rent expense  for  1996,  1995 and  1994 was  $1,852,000,  $1,200,000  and  $982,000,
respectively.

5.  Acquisition of Innovus

     On January 5, 1996, the Company completed its acquisition of Innovus, Inc., Innovus Technologies, Inc. and 815598 Ontario, Inc. (collectively "Innovus"), each based in Canada, for approximately $6,687,000, including acquisition costs. Prior to the acquisition, Innovus (except for 815598 Ontario, Inc.) was in the business of (i) the porting of licensed software for Hewlett-Packard HP9000 and HP3000 series computers and the sale and distribution of such ported software, and (ii) supplying clinical trials and research services on contract in the Canadian pharmaceutical industry. Prior to the acquisition, 815598 Ontario, Inc. did not conduct any business other than holding shares of capital stock of Innovus, Inc. The acquisition was accounted for using the purchase method and, on that basis, resulted in a one-time write-off of $1,849,000 for purchased in-process research and development for which there was no alternative future use and technological feasibility was not established. The balance of the purchase price in excess of net assets acquired was allocated to purchased technology and goodwill totaling $4,060,000. Additional goodwill of $1,568,000 arises as a result of recording a deferred tax liability related to timing differences in the amortization of purchased technology for book and tax purposes. The Company is amortizing purchased technology and goodwill on a straight-line basis over five years. The operating results of Innovus have been consolidated with the Company's operating results beginning as of the acquisition date. Substantially all of the net assets of Innovus, Inc., the Company's clinical research business, were sold in September 1996 for approximately $150,000, which approximated the carrying amount of those net assets. The Company has discontinued all clinical research activities. The effect of the discontinuance did not have a significant effect on the operating results of the Company. At December 31, 1996, intangible assets are stated net of accumulated depreciation of $1,067,000.

     Pro forma results of operations of the Company for the year ended December 31, 1995, assuming the acquisition of Innovus had occurred at the beginning of that period, include revenues of $33.2 million, net income of $3.5 million and net income per share of $0.45.

6.  Stockholders' Equity

Preferred Stock

     The Company is authorized to issue 5,000,000 shares of preferred stock, none of which are issued or outstanding. The Board of Directors has the authority to issue the preferred stock in one or more series and to fix rights, preferences, privileges and restrictions, and the number of shares constituting any series and the designation of such series, without any further vote or action by the stockholders.

Stock Split

     The Company effected a two-for-one  stock split on July 5, 1996. This stock
split  has  been  retroactively  reflected  in  the  accompanying   Consolidated
Financial Statements.

Stock Option/Stock Issuance Plan

     The Company's 1995 Stock Option/Stock Issuance Plan (the "1995 Plan") is the successor equity incentive program to the Company's 1989 Stock Option and Restricted Stock Plan (the "1989 Plan") and became effective on July 5, 1995. Approximately 4,184,116 shares of Common Stock have been authorized for issuance under the 1995 Plan at December 31, 1996. The share reserve will automatically increase on the first trading day in each calendar year, beginning with the 1997 calendar year, by the number of shares equal to three percent of the total number of shares of the Company's Common Stock outstanding on December 31 of the immediately preceding calendar year. Options to purchase shares may be granted and shares may be issued directly under the 1995 Plan. Options must have an exercise price not less than 100% and 85% of fair market value of the Common Stock on the date of grant for incentive stock options and non-statutory stock options, respectively. The purchase price for shares issued directly may not be less than 85% of fair market value on the date of grant. Options generally vest over four years and terminate ten years after their original grant dates.

     The 1995 Plan is divided into three separate components: (i) the Discretionary Option Grant Program under which employees, non-employee Board members who are not serving on the Company's Compensation Committee and consultants may, at the discretion of the Compensation Committee, be granted options to purchase shares of Common Stock, (ii) the Stock Issuance Program under which such persons may, in the Compensation Committee's discretion, be issued shares of Common Stock directly, through the purchase of such shares or in consideration of the past performance of services, and (iii) the Automatic Option Grant Program under which option grants will automatically be made at periodic intervals to eligible non-employee Board members to purchase shares of Common Stock at an exercise price equal to 100 percent of their fair market value on the grant date. Under the Automatic Option Grant Program, each non-employee Board member received an option grant to purchase 24,000 shares on the effective date of the initial public offering (IPO). Each individual who first becomes a non-employee Board member thereafter will receive a 24,000 share option grant on the date such individual joins the Board, provided such individual has not been in the prior employ of the Company. In addition, at each Annual Stockholders Meeting, each individual who has served as a non-employee Board member for at least six months prior to such Annual Meeting and who is to continue to serve as a non-employee Board member after the meeting will receive an additional option grant to purchase 6,000 shares of Common Stock, whether or not such individual has been in the prior employ of the Company.

     Options granted under the 1995 plan generally become exercisable over a four year period, whereby 25 percent of the shares become exercisable one year after the grant date and ratably thereafter over 36 months. Options granted prior to July 5, 1995 contain provisions allowing for early exercise of unvested options. Shares issued upon such early exercise are subject to vesting and repurchase rights by the Company. At December 31, 1996, none of the shares outstanding were subject to repurchase by the Company. Approximately 1,013,000 option shares under grant were subject to repurchase by the Company at December 31, 1996.

     The following is a summary of option activity for both stock option plans:

                                                      Weighted
                                           Number     Average         Options
                                             of         Price          Price
                                           Shares     Per Share      Per Share
                                          (in thousands except per share amounts)

    Outstanding at December 31, 1993         1,470     $ 0.55     $  0.05 - $ 2.50

       Options granted                       1,278     $ 1.75     $  1.75 - $ 2.50
       Options exercised                       (58)    $ 0.43     $  0.13 - $ 1.13
       Options canceled                       (750)    $ 2.12     $  0.10 - $ 2.50
                                           --------
    Outstanding at December 31, 1994         1,940     $ 0.74     $  0.05 - $ 1.75
       Options granted                       1,392     $ 4.64     $  1.75 - $18.75
       Options exercised                      (383)    $ 0.39     $  0.05 - $ l.75
       Options canceled                       (148)    $ 2.25     $  0.13 - $18.75
                                          --------
    Outstanding at December 31, 1995         2,801     $ 2.84     $  0.05 - $18.75
       Options granted                         695     $21.12     $ 11.84 - $44.50
       Options exercised                      (766)    $ 1.36     $  0.05 - $18.75
       Options canceled                       (147)    $ 8.99     $  0.75 - $44.50
                                          --------
    Outstanding at December 31, 1996         2,583     $ 7.85     $  0.10 - $44.50
                                          ========


     At December 31, 1996, approximately 658,000 shares of common stock remained available for grant under the 1995 Plan. At December 31, 1996, approximately 813,000 options were exercisable and approximately 3,241,000 shares of common stock were reserved for future issuance.

     During 1994, the Company canceled options to purchase 514,000 shares of the Company's common stock at $2.50 per share and issued an equal number of options to purchase the Company's common stock at $1.75 per share.

     The Company has elected to continue to follow the provisions of APB No. 25, "Accounting for Stock Issued to Employees", for financial reporting purposes and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Accordingly, no compensation cost has been recognized for the 1995 Plan. Had compensation cost for the 1995 Plan been determined based on the fair value at the grant date for awards in 1996 and 1995 consistent with the provisions of SFAS No. 123, the Company's net income and net income per share for the twelve months ended December 31, 1996 and 1995 would have been reduced to the pro forma amounts indicated below:


                                                              Years Ended
                                                             December 31,
                                                        1996              1995
                                                     ----------        -------
                                                           (in thousands)

     Net income--as reported......................   $    8,620        $   5,831
                                                     ==========        =========
     Net income--pro forma........................   $    6,798        $   5,261
                                                     ==========        =========
     Net income per share--as reported............   $     0.46        $    0.37
                                                     ==========        =========
     Net income per share--pro forma..............   $     0.36        $    0.33
                                                     ==========        =========


     The aggregate fair value and weighted average fair value of options granted in 1996 and 1995 were $7,283,000 and $3,296,000 and $10.47 and $2.37, respectively. The fair value of each option grant is estimated on the date of grant using the minimum value method with the following weighted average assumptions:


                                                        1996              1995
                                                     ----------        -------
     Expected volatility..........................        0.645             .645
     Weighted-average risk-free interest rate.....         6.12%            6.61%
     Expected life................................          1.0              1.0
     Expected dividends...........................   $       --        $      --

     The options outstanding and currently exercisable by exercise price at December 31, 1996 are as follows:


                             Options Outstanding                              Options Exercisable
                                           Weighted
                                            Average       Weighted                          Weighted
                                           Remaining      Average                            Average
         Exercise        Number of        Contractual     Exercise           Number         Exercise
          Prices        Outstanding          Life          Price           Exercisable        Price
    ----------------  --------------     -----------    -------------     -------------      ------
    $ 0.10  - $ 0.75         316                 5.49     $   0.42           292           $    0.40
    $ 1.13  - $ 1.75         482                 7.74     $   1.72           249           $    1.69
    $ 2.25  - $ 3.13         871                 8.15     $   3.11           189           $    3.10
    $ 5.63  - $11.84         455                 8.79     $  10.11            55           $    7.86
    $12.63  - $21.88         277                 9.04     $  16.64            28           $   14.58
    $24.00  - $39.00          54                 9.72     $  31.35             0           $    0.00
    $40.75  - $44.50         128                 9.74     $  44.43             0           $    0.00
                      ----------                                        --------
                           2,583                                             813
                      ==========                                        ========

Employee Stock Purchase Plan

     During 1995, the Company adopted an Employee Stock Purchase Plan (the "Purchase Plan") under which 800,000 shares of common stock are reserved for future issuance. The Purchase Plan is administered over offering periods of 24 months each, with each offering period divided into four consecutive six-month purchase periods beginning August 1 and February 1 of each year. Eligible employees may designate not more than 10 percent of their cash compensation to be deducted each pay period for the purchase of common stock under the Purchase Plan, and participants may not purchase more than 1,000 shares of stock in any one six-month purchase period. On the last business day of each purchase period, shares of common stock are purchased with the employee's payroll deductions accumulated during the six months, generally at a price per share of 85 percent of the market price of the common stock on the employee's entry date of the applicable offering period or the last day of the applicable purchase period, whichever is lower. For the year ended December 31, 1996, 105,000 shares were issued under the plan. At December 31, 1996, 695,000 shares were reserved for future issuance under the plan.

     Under SFAS No. 123, compensation cost is recognized for the fair value of employee's purchase rights under the Employee Stock Purchase Plan, which was estimated using the following assumptions for 1996 and 1995, respectively: a weighted-average expected life of 0.9 years and 1.3 years; expected volatility of 0.645 and 0.645; and weighted-average risk-free interest rates of 5.86 percent and 5.85 percent. The fair value of those purchase rights granted in 1996 and 1995 was $298,000 and $839,000, respectively


7.  Employee Benefit Plans

Profit Sharing Plan

     The Company has a 401(k) Profit Sharing Plan covering all of its employees. Under this plan, participating employees may elect to contribute up to 15 percent of their cash compensation, subject to certain limitations. The Company may make contributions to the plan at the discretion of the Board of Directors. No contributions have been made by the Company as of December 31, 1996. All employee contributions are 100 percent vested.

8.  Income Taxes

     The provision for (benefit from) income taxes consists of the following:

                                       1996            1995           1994
                                     ---------      ---------       ------
                                                  (in thousands)
Current:
     Federal.....................    $   5,855      $   2,935       $    190
     State.......................        1,514            878            110
     Foreign.....................          443             74             33
                                     ---------      ---------       --------
                                         7,812          3,887            333
Deferred:
     Federal.....................         (937)        (1,114)          (433)
     State.......................          (57)           (44)           (67)
     Foreign.....................         (314)            --             --
                                     ---------      ---------       --------
                                        (1,308)        (1,158)          (500)
                                     ---------      ---------       --------

                                     $   6,504      $   2,729       $   (167)
                                     =========      =========       ========


     Substantially all of the Company's income before provision for (benefit from) income taxes in the years ended December 31, 1994 and 1995 was generated by domestic operations. In 1996, income before provision for income taxes consisted of $17,321,000 of income from U.S. operations and $2,197,000 of losses from foreign operations. The tax benefit associated with dispositions from employee stock plans reduced taxes currently payable for 1996 and 1995 by $7,115,000 and $560,000, respectively. Such benefit was recorded to additional paid-in capital.


     The Company's effective tax rate differs from the statutory federal income tax rate as follows:

                                                                     1996          1995         1994
                                                                   ---------    ---------     -------

     Income tax provision at statutory rate....................       35.0%         34.0%        34.0%
     State income taxes, net of federal benefit................        5.4           5.7          7.4
     Tax exempt interest income................................       (3.4)         (1.1)        --
     Research and experimental credit..........................       (0.8)         (1.0)        --
     Benefit of operating loss and tax credit carryforwards....       --            (7.2)       (34.0)
     Change in valuation allowance.............................       --            (1.7)       (22.1)
     Other.....................................................        2.1           3.2          4.3
                                                                   -------      --------      -------

         Subtotal..............................................       38.3%         31.9%       (10.4)%
                                                                   -------      --------      -------
     In-process research and development.......................        4.7            --           --
                                                                   -------      --------      -------
         Effective tax rate....................................       43.0%         31.9%       (10.4)%
                                                                   =======      ========      =======

     Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                          December 31,
                                                                     1996              1995
                                                                  ----------        -------
                                                                         (in thousands)
     Deferred tax assets:
         Allowances, accrued liabilities and other.............   $    1,247        $     564
         Accrued compensation and benefits.....................          394              203
         State taxes...........................................          461              239
         Deferred revenue......................................          550              652
                                                                  ----------        ---------
                                                                       2,652            1,658
     Deferred tax liabilities:
         Intangible asset - purchased technology...............       (1,254)              --
                                                                  ----------        ---------


     Net deferred tax asset....................................   $    1,398        $   1,658
                                                                  ==========        =========


9.  Industry and Geographic Segment Information

     The Company operates in a single industry segment, developing, marketing and supporting network storage management software products for heterogeneous client/server computing environments. The Company has had no significant operations outside the United States through December 31, 1996.

     The Company markets its products and services to customers in the United States, Canada, Europe and Asia Pacific. Net revenues from export sales accounted for 20 percent, 16 percent, and 15 percent of total revenues in 1996, 1995 and 1994, respectively. The majority of export sales were made to Europe.

     One customer accounted for 11 percent of total revenues in both 1995 and 1996. In 1994, no single customer accounted for more than 10 percent of total revenues.


10.  Supplemental Cash Flow Information

                                                      1996            1995           1994
                                                    ---------      ---------       ------
                                                                 (in thousands)
Cash Transaction:
     Cash Paid for income taxes.................    $   3,080      $   1,017       $     17
Non-cash transactions
     Conversion of preferred stock..............           --          6,785             --
     Tax benefit related to stock options.......        7,115            560             --
     Deferred tax liability.....................        1,568             --             --


11.  Selected Quarterly Financial Data (unaudited)

                                      First       Second            Third       Fourth
                                     Quarter         Quarter          Quarter   Quarter
                                          (in thousands, except per share data)

1996:

Total revenues.................     $ 10,925     $   12,573     $   14,549    $   16,202
Gross profit...................        9,749         11,393         13,132        14,858
Net income.....................         (127)         2,343          2,961         3,443
Net income per share...........     $  (0.02)    $    0.13      $     0.16    $     0.18

1995:

Total revenues.................     $  5,828     $    6,845     $    8,000    $    9,104
Gross profit...................        5,272          6,149          7,161         8,152
Net income.....................          995          1,148          1,697         1,991
Net income per share...........     $   0.08     $    0.09      $     0.09    $     0.11

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Legato Systems, Inc.:

     We have audited the consolidated balance sheets of Legato Systems, Inc. and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Legato Systems, Inc. and subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.




                                                     COOPERS & LYBRAND L.L.P.






San Jose, California
January 20, 1997

     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


     The information regarding directors is incorporated herein by reference from the section entitled "Election of Directors" of the Company's definitive
Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for the registrant's Annual Meeting of Stockholders to be held on May 15, 1997 (the "Proxy Statement"). The Proxy Statement is anticipated to be filed within 120 days after the end of the registrant's fiscal year ended December 31, 1996. For information regarding executive officers of the Company, see the information appearing under the caption "Executive Officers of the Registrant" in Part I, Item 4a of this Report on Form 10-K.


ITEM 11.  EXECUTIVE COMPENSATION

     Information regarding executive compensation is incorporated herein by reference from the section entitled "Executive Compensation" of the Proxy Statement.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference from the section entitled "Stock Ownership of Certain Beneficial Owners and Management" of the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information  regarding certain  relationships  and related  transactions is
incorporated   herein  by   reference   from  the  section   entitled   "Certain
Relationships and Related Transactions" of the Proxy Statement.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a) (1)  Financial Statements

     The consolidated  financial statements of the registrant as set forth under
Item 8 are filed as part of this Annual Report on Form 10-K.

(a) (2)  Financial Statement Schedule

     Schedule II - Valuation and Qualifying Accounts is filed on page 42 of this Report on Form 10-K.

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because they are not required under the related instructions or are inapplicable.

     The independent accountant's report with respect to the above listed financial statements and financial statement schedule listed in Items 14 (a) (1) and 14 (a) (2), respectively, is filed on page 37 of this Report on Form 10-K.

(a) (3)  Exhibits

2.1    (3)      Stock Purchase Agreement, dated as of January 5, 1996, among the
                Registrant,  Innovus,  Inc.,  815598  Ontario,  Inc.,  the
                stockholders  of Innovus, Inc., and the  stockholders of  815598
                Ontario, Inc.

2.2    (3)      Stock Purchase Agreement,  dated as of  January 5, 1996,  among the Registrant, Innovus Technologies, Inc., and the stockholders of Innovus Technologies, Inc.

3.1    (6)      Amended  and  Restated  Certificate  of  Incorporation of  the
                Registrant, as amended to date

3.2    (1)      Amended and Restated By-Laws of the Registrant

4.1    (1)      Reference is made to Exhibits 3.1 and 3.2

4.2    (1)      Specimen Common Stock certificate

4.3    (1)      Series E Preferred Stock Purchase Agreement, dated January 20,
                1993, among the Registrant and the purchasers named therein

4.4    (1)      Stock Purchase Agreement, dated June 27, 1993 between the
                Registrant and Eric Benhamou

4.5    (1)      Series F Preferred Stock Purchase Agreement, dated September 8,
                1993, among the Registrant and Banyan Systems Incorporated

4.6 (1) Restated Investor Rights Agreement, dated September 8, 1993, among the Registrant and the investors and the founders named therein, as amended January 28, 1994 and February 13, 1995

10.1   (1)      Form of Indemnification Agreement entered into between the
                Registrant and it directors and officers

10.2   (1) (5)  The Registrant's 1989 Stock Option and Restricted Stock Plan

10.3   (1) (5)  The Registrant's 1995 Stock Option/Stock Issuance Plan

10.4   (1) (5)  The Registrant's Employee Stock Purchase Plan

10.5   (7)      Lease Agreement,  dated September 1994,  between the Registrant and The Board of Trustees of the Leland Stanford Junior
                University, regarding the space located at 3145 Porter Drive, Palo Alto, California

10.6   (1)      Form of United States Reseller Terms and Conditions for Purchase
                of Legato Products

10.7   (1)      Form of International Authorized Systems Integrator Agreement

10.8   (1)      Form of Shrinkwrap License Agreement

10.9   (1) (2)  Technology License and Distribution agreement, dated January 20,
                1994, between the Registrant and SunSoft, Inc.

10.10  (1)      Master Software License and Support Agreement between the
                Registrant and Open Software Foundation

10.11  (1)      License Agreement, dated February 24, 1989, between the
                Registrant and The Regents of the University of California

10.12  (1)      Software Agreement, dated January 20, 1989, between the
                Registrant and AT&T Information Systems, Inc.

10.13  (4) (5)  The Registrant's International Employee Stock Purchase Plan

10.14  (6)      Lease  agreement, dated March 14, 1996, between the Registrant and Coherent, Inc., a Delaware corporation

11.1            Statement re: Computation of Per Share Earnings

21.1            Subsidiaries of the Registrant

23.1            Consent of Coopers and Lybrand L.L.P., Independent Accountants

27.1            Financial Data Schedule



(1) Incorporated by reference to the registrant's Registration Statement on Form S-1, filed May 9, 1995 (File No. 33-92072).

(2)  Confidential treatment requested as to certain portions of this exhibit.

(3) Incorporated by reference to the registrant's Current Report on Form 8-K, dated January 19, 1996.

(4) Incorporated by reference to the registrant's Registration Statement on Form S-8, filed March 14, 1996 (File No. 333-2378).

(5)  Compensatory plan or arrangement.

(6) Incorporated by reference to the registrant's definitive Proxy Statement for Special Meeting of Stockholders, dated May 31, 1996

(7) Incorporated by reference to the registrant's Quarterly Report on Form 10-Q dated August 7, 1996



(b)      Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant during the fourth quarter of the fiscal year ended December 31, 1996.

(c)      Exhibits

See (a) (3) above.

(d)      Financial Statement Schedule

See (a) (2) above.

                     REPORT ON FINANCIAL STATEMENT SCHEDULE

         Our report on the consolidated financial statements of Legato Systems, Inc. is included on page 37 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related consolidated financial statement schedule listed in Item 14 (a) of this Form 10-K.

         In our opinion, the consolidated financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.





                                                  /s/COOPERS & LYBRAND L.L.P.






San Jose, California
January 20, 1997

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                                 (in thousands)

                                       Balance at     Charged to                   Balance at
                                      Beginning of     Costs and                     End of
Description                              Period        Expenses      Deductions      Period

Allowance for Doubtful Accounts:

Year ended December 31, 1994             (356)           (460)          523          (293)

Year ended December 31, 1995             (293)           (440)           66          (667)

Year ended December 31, 1996             (667)           (197)           52          (812)

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              LEGATO SYSTEMS, INC.

                By:  /s/Louis C. Cole                              March 28,1997
                Louis C. Cole                                      Date
                Chairman of the Board, President
                 and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                      Title                                              Date

/s/ Louis C. Cole              Chairman of the Board, President and Chief         March 28, 1997
Louis C. Cole                  Executive Officer (Principal Executive Officer)



/s/ Stephen C. Wise            Chief Financial Officer (Principal Financial       March 28, 1997
-------------------
Stephen C. Wise                and Accounting Officer)



/s/ Eric A. Benhamou           Director                                           March 28, 1997
--------------------
Eric A. Benhamou



/s/ Kevin A. Fong              Director                                           March , 1997
-----------------
Kevin A. Fong



/s/ David N. Strohm            Director                                           March 28, 1997
-------------------
David N. Strohm



/s/ Phillip E. White           Director                                           March 28, 1997
--------------------
Phillip E. White

                                                                    EXHIBIT 11.1

                              LEGATO SYSTEMS, INC.
                 STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS
                      (in thousands, except per share data)


                                                                        Year Ended December 31,
                                                                  1996            1995           1994
                                                                ---------      ---------       -------

Primary:
Weighted average common shares outstanding .................      16,549          9,962          3,850
Weighted average common equivalent shares ..................       2,222          1,547            786
Shares issuable from assumed conversion of
    convertible preferred shares ...........................        --            3,600          7,200
Shares related to SAB Nos. 64 and 83 .......................        --              640          1,280
                                                               ---------      ---------      ---------

Total weighted average common and common equivalent shares .      18,771         15,749         13,116
                                                               =========      =========      =========

Net income .................................................   $   8,620      $   5,831      $   1,773
                                                               =========      =========      =========

Net income per share .......................................   $    0.46      $    0.37      $    0.14
                                                               =========      =========      =========


Fully Diluted:

Weighted average common shares outstanding .................      16,549          9,962          3,850
Weighted average common equivalent shares ..................       2,276          1,575            844

Shares issuable from assumed conversion of convertible
    preferred shares .......................................        --            3,600          7,200
Shares related to SAB Nos. 64 and 83 .......................        --              640          1,280
                                                               ---------      ---------      ---------


Total weighted average common and common equivalent shares .      18,825         15,777         13,174
                                                               =========      =========      =========

Net income .................................................   $   8,620      $   5,831      $   1,773
                                                               =========      =========      =========

Net income per share .......................................   $     .46      $    0.37      $    0.13
                                                               =========      =========      =========

                                                                    EXHIBIT 21.1

                              LEGATO SYSTEMS, INC.
                         SUBSIDIARIES OF THE REGISTRANT




              Legato Systems Deutschland GmbH

              LGTO S.A.R.L.

              Legato Systems Pty. Ltd.

              Legato Systems (Canada), Inc.

              Innovus, Inc.

              815598 Ontario, Inc.

              Legato Systems International, Inc.

                                                                    EXHIBIT 23.1


                       CONSENT OF INDEPENDENT ACCOUNTANTS

     We consent to the incorporation by reference in the Registration Statement of Legato Systems, Inc. on Form S-8 of our report dated January 20, 1997 on our audit of the consolidated financial statements of Legato Systems, Inc. and subsidiaries as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996 and of our report dated January 20, 1997 on our audit of the consolidated financial statement schedule, both of which reports are included in this Annual Report on Form 10-K.



San Jose, California
January 20, 1997