Form 10-Q
period 1997-03-31
LEGATO SYSTEMS INC
filed 1997-05-15
CIK 859360

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1997

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No



The number of shares outstanding of the registrant's common stock as of April 30, 1997 was 17,327,517.

                              LEGATO SYSTEMS, INC.

                                      INDEX


                                                                          Page

PART I:  Condensed Financial Information

   Item 1.  Financial Statements:

       Condensed Consolidated Balance Sheets as of March 31, 1997
         and December 31, 1996                                               3

       Condensed Consolidated Statements of Operations for the three
         month periods ended March 31, 1997 and 1996                         4

       Condensed Consolidated Statements of Cash Flows for the three
         month periods ended March 31, 1997 and 1996                         5

       Notes to the Condensed Consolidated Financial Statements              6

   Item 2.  Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                  7

PART II:  Other Information

   Item 6. Exhibits and Reports on Form 8-K                                 15

Signature                                                                   15

PART I:      Condensed Financial Information

             Item 1:  Financial Statements

                              LEGATO SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                    March 31,       December 31,
                                                      1997              1996
                                                   -----------      ------------
                                                   (unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                       $    30,158        $  27,673
   Short-term investments                               23,926           22,391
   Accounts receivable, net                             11,408            9,839
   Other current assets                                  1,911            2,870
   Deferred tax asset                                    2,740            2,652
                                                   -----------      -----------

     Total current assets                               70,143           65,425

Long-term investments                                    7,143            7,017
Property and equipment, net                              7,613            6,029
Intangible assets, net                                   4,226            4,470
Deposits and other assets                                  247              201
                                                   -----------      -----------

       Total assets                                $    89,372      $    83,142
                                                   ===========      ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued liabilities        $     5,431
$  5,919
   Income taxes payable                                  1,368               --
    Deferred revenues                                    8,309            7,581
                                                   -----------      -----------

     Total current liabilities                          15,108           13,500

Deferred tax liability                                   1,176            1,254

Commitments

Stockholders' equity:
   Capital stock                                        58,116           56,580
   Retained earnings                                    14,972           11,808
                                                   -----------      -----------

     Total stockholders' equity                         73,088           68,388
                                                   -----------      -----------

       Total liabilities and stockholders' equity  $    89,372      $    83,142




          The  accompanying   notes  are  an  integral  part  of  the  Condensed
Consolidated Financial Statements.

                              LEGATO SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                    (in thousands, except per share amounts)


                                                       Three Months Ended
                                                            March 31,
                                                    1997                  1996
Revenues:
   Product and other                          $     8,726           $     6,283
   Royalty and license                              4,403                 2,881
   Software subscription                            3,491                 1,761
                                              -----------           -----------
       Total revenues                              16,620                10,925

Cost of revenues:
   Product and other                                  762                   512
   Software subscription                              980                   664
                                              -----------           -----------
       Total cost of revenues                       1,742                 1,176
                                              -----------           -----------

           Gross profit                            14,878                 9,749

Operating expenses:
   Research and development                         3,109                 1,862
   Sales and marketing                              5,546                 3,799
   General and administrative                       1,283                 1,346
   Amortization of intangibles                        279                   266
   In-process research and development                 --                 1,849
                                              -----------           -----------
       Total operating expenses                    10,217                 9,122
                                              -----------           -----------

Income from operations                              4,661                   627

Interest and other income, net                        443                   454
                                                ---------           -----------

Income before provision for income taxes            5,104                 1,081

Provision for income taxes                          1,940                 1,208
                                              -----------           -----------

Net income (loss)                             $     3,164           $     (127)
                                              ===========           ===========

Net income (loss) per share                   $       .17           $     (.01)
                                              ===========           ===========

Shares used in per share calculation              18, 788                16,246
                                              ===========           ===========






          The  accompanying   notes  are  an  integral  part  of  the  Condensed
Consolidated Financial Statements.

                              LEGATO SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                  Three Months Ended
                                                                       March 31,
                                                                1997           1996
                                                             ----------     ----------
Cash flows from operating activities:
     Net income (loss)                                         $  3,164      $    (127)
     Adjustments to reconcile net income (loss) to net
       cash provided by operating activities:
         Depreciation and amortization                              679            449
         Deferred tax asset                                         (88)            --
         Write-off of in-process research and development            --          1,849
     Changes in operating assets and liabilities:
         Accounts receivable                                     (1,569)           124
         Other current assets                                      (191)           136
         Current liabilities                                      3,261          1,275
                                                            -----------    -----------

              Net cash provided by operating activities           5,256          3,706

Cash flows from investing activities:
     Acquisition of property and equipment                       (2,062)          (579)
     Purchase of  available-for-sale securities                  (1,683)       (22,373)
     Proceeds from maturity and sale of available-
       for-sale securities                                           --         21,905
     Payment for purchase of subsidiaries, net of
       cash acquired                                                 --         (5,894)
     Other                                                          (81)           196
                                                            -----------    -----------

              Net cash used in investing activities              (3,826)        (7,137)

Cash flows from financing activities:
     Proceeds from issuance of common stock                       1,050            586
     Other                                                            5              4
                                                            -----------    -----------

              Net cash provided by financing activities           1,055            590
                                                            -----------    -----------

Net increase (decrease) in cash and cash equivalents              2,485         (2,841)

Cash and cash equivalents at beginning of period                 27,673          8,444
                                                            -----------    -----------

Cash and cash equivalents at end of period                    $  30,158      $   5,603

Supplemental information:

     Income taxes paid                                        $    (916)     $     822

     Non-cash transactions:

         Deferred tax liability                               $     --       $   1,451
                                                              =========      =========

         Tax benefit from stock plans                         $    503       $      --
                                                              =========      =========



          The  accompanying   notes  are  an  integral  part  of  the  Condensed
Consolidated Financial Statements.

                              LEGATO SYSTEMS, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Note 1.  Basis of Presentation

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position, results of operations and cash flows of Legato Systems, Inc. and its subsidiaries ("Legato" or the "Company"). The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for any future interim periods or for the full fiscal year. The Notes to the Consolidated Financial Statements contained in the 1996 Report on Form 10-K should be read in conjunction with these Condensed Consolidated Financial Statements. The balance sheet at December 31, 1996 was derived from audited financial statements; however, it does not include all disclosures required by generally accepted accounting principles.

Note 2.  Computation of Net Income (Loss) Per Share

     Net income (loss) per share is based upon the weighted average number of common and common equivalent shares outstanding. Common equivalent shares are included in the per share calculations where the effect of their inclusion would be dilutive. Dilutive common equivalent shares consist of the incremental common shares issuable upon conversion of stock options (using the treasury stock method).

     The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS No. 128"). This statement replaces the presentation of primary earnings per share with a presentation of basic earnings per share. It also requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation. This statement is effective for periods ending after December 15, 1997, including interim periods, and requires restatement of all prior period earnings per share data presented after the effective date. SFAS No. 128 will not have a material impact on the Company's financial position, results of operations or cash flows.

Note 3.  Stock Split

     The Company effected a two-for-one  stock split on July 5, 1996. This stock
split  has  been   retroactively   reflected  in  the   accompanying   Condensed
Consolidated Financial Statements.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion in this report on Form 10-Q contains forward looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the heading "Risk Factors" contained herein and in the Company's other filings with the Securities and Exchange Commission, including but not limited to those discussed under the heading "Risk Factors" in the Company's 1996 Report on Form 10-K.

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

     Selected elements of the Company's consolidated financial statements are shown below as a percentage of total revenues.

                                                      Three Months Ended
                                                           March 31,
                                                     1997             1996
                                                 -----------       -------
     Revenues:
         Product and other                              52.5%             57.5%
         Royalty and license                            26.5              26.4
         Software subscription                          21.0              16.1
                                                 -----------       -----------
              Total revenues                           100.0             100.0
     Cost of revenues:
         Product and other                               4.6               4.7
         Software subscription                           5.9               6.1
                                                 -----------       -----------
              Total cost of revenues                    10.5              10.8
                                                 -----------       -----------
                  Gross profit                          89.5              89.2
     Operating expenses:
         Research and development                       18.7              17.0
         Sales and marketing                            33.4              34.8
         General and administrative                      7.7              12.3
         Amortization of intangibles                     1.7               2.4
         In-process research and development              --              16.9
                                                 -----------       -----------
              Total operating expenses                  61.5              83.4
                                                 -----------       -----------
     Income from operations                             28.0               5.8
     Interest and other, net                             2.7               4.1
                                                   ---------       -----------
     Income before provision for income taxes           30.7               9.9
     Provision for income taxes                         11.7              11.1
                                                 -----------       -----------
     Net income (loss)                                   19.0%            (1.2)%
                                                 ============      ===========

REVENUES

     Total revenues for the first quarter of 1997 increased 52% percent over revenues for the comparable period of 1996. The increase was attributable to increased licensing of the Company's products, increased sales of software subscriptions, as well as increased royalty revenue.

     Product and Other Revenues. Product and other revenues were $6.3 million and $8.7 million for the first quarters of 1996 and 1997, respectively, representing an increase of 39 percent. Product revenue increased primarily as a result of the continued acceptance of the Company's products. Other revenues were less than 10 percent of total revenues for the periods presented. Prior growth rates of the Company's product and other revenues may not be indicative of future product and other revenues growth rates and may not be sustainable in the future.

     Royalty and License Revenues. Royalty and license revenues were $2.9 million and $4.4 million for the first quarters of 1996 and 1997, respectively, representing an increase of 53 percent. The increase primarily relates to a 52 percent increase in royalty revenues from product sales by OEM's from $2.5 million in the first quarter of 1996 to $3.9 million for the first quarter of 1997. Royalty revenues are recognized upon receipt of quarterly royalty reports from OEMs related to their product sales for the previous quarter. Since its OEMs generally have stronger product sales for the December quarter, the Company would expect the first quarter to reflect stronger OEM performance. License fee revenue for the first quarters of 1996 and 1997 of $335,000 and $550,000, respectively, reflect licenses sold for the Company's products. Prior growth rates of the Company's royalty and license revenues are not indicative of future royalty and license revenues growth rates and may not be sustainable in the future.

     Software Subscription Revenues. Software subscription revenues were $1.8 million and $3.5 million for the first quarters of 1996 and 1997, respectively, representing an increase of 98 percent. This growth was primarily due to the increase in the number of registered servers for the Company's products that are covered under maintenance and support contracts, as well as the renewal of software subscriptions after the initial one-year term, and increased internal staffing for software subscription sales. Prior growth rates of the Company's software subscription revenues are not indicative of future software subscription revenue growth rates and may not be sustainable in the future.

     International product sales were $2.2 million and $3.5 million for the first quarters of 1996 and 1997, respectively. International product sales accounted for 35 percent and 40 percent of total product and other revenues in the first quarter of 1996 and 1997, respectively. The majority of international sales during these periods were made in Europe. The Company has begun and plans to continue to expand its international operations, which requires significant management attention and financial resources and could materially adversely affect the Company's operating results. To the extent that the Company is unable to effect these additions in a timely manner, the Company's growth, if any, in international sales will be limited, and the Company's business, operating results and financial condition could be materially adversely affected.

GROSS PROFIT

     Gross profit was $9.7 million and $14.9 million for the first quarters of 1996 and 1997, respectively, representing 89.2 percent and 89.5 percent of total revenues, respectively. The increase in total gross profit was attributable to the higher levels of revenues from all sources, including royalties and licenses, which do not generate any material cost of revenues.

     Gross profit from product and other revenues increased 38 percent from $5.8 million or 91.9 percent of product and other revenues in the first quarter of 1996 to $8.0 million or 91.3 percent of product and other revenues in the first quarter of 1997. Cost of product and other revenues consist primarily of product media, documentation and packaging. In the first quarter of 1996, product costs included clinical research expenses, reflecting the principal activity of Innovus, Inc., which was acquired along with Innovus Technologies, Inc. in January 1996. Substantially all of the net assets of Innovus, Inc., the Company's clinical research business, were sold in September 1996 and the Company has discontinued all clinical research activities. The effect of the discontinuance did not have a significant effect on the operating results of the Company.

     Gross profit from software subscription revenues increased 129 percent from $1.1 million or 62.3 percent of software subscription revenues in the first quarter of 1996 to $2.5 million or 71.9 percent of software subscription revenues  in the first  quarter  of 1997.  The  increase  in gross  profit  from software subscriptions as a percentage of the related revenue was primarily attributable to the Company's leveraging of its installed base through subscription renewals, as well as more efficient utilization of resources devoted to this activity.

OPERATING EXPENSES

     Research and Development. Research and development expenses were $3.1 million and $1.9 million in the first quarters of 1996 and 1997, respectively. In absolute dollars, research and development expenses increased 67 percent during the first quarter of 1997 compared to the first quarter of 1996, primarily as a result of increased headcount. As a percentage of total revenues, research and development increased from 17.0 percent in the first quarter of 1996 to 18.7 percent in the first quarter of 1997. The Company believes that research and development expenses will increase in absolute dollar amounts as it continues to invest in developing new products, applications, and product enhancements.

     Sales and Marketing. Sales and marketing expenses were $3.8 million and $5.5 million in the first quarters of 1996 and 1997, respectively. As a percentage of total revenues, sales and marketing expenses decreased from 34.8 percent in the first quarter of 1996 to 33.4 percent in the comparable 1997 period, primarily due to more rapid increases in revenues than related expenses. The Company believes that sales and marketing expenses will increase in dollar amounts as the Company continues to expand its sales and marketing staff.

     General and Administrative. General and administrative expenses were $1.3 million and $1.3 million in the first quarters of 1996 and 1997, respectively. As a percentage of total revenues, general and administrative expenses decreased from 12.3 percent in the first quarter of 1996 to 7.7 percent in the comparable 1997 period. Actual spending decreased by $63,000 in the first quarter of 1997 compared to the same period of 1996. The decrease, as a percentage of total revenues, is attributable to leveraging general and administrative expenses over a larger revenue base. Additional decreases, as a percentage of total revenues and actual spending, is due to allocating a greater amount of operating expenses to benefiting organizations. The Company expects that general and administrative expenses will increase in dollar terms from the first quarter of 1997 level as the Company expands its staffing and other support operations.

     Amortization of Intangibles. Amortization of purchased technology and goodwill were $266,000 and $279,000 in the first quarters of 1996 and 1997, respectively. These intangibles were recorded following an acquisition in the first quarter of 1996. The Company plans to amortize these intangibles on a straight-line basis over five years.

     In-process Research and Development. In the quarter ended March 31, 1996, the Company expensed $1.8 million of non-tax deductible in-process research and development in connection with an acquisition.

     Interest and Other Income, Net. Net interest income was $454,000 and $443,000 in the first quarters of 1996 and 1997, respectively. Interest and other income primarily represents interest income on funds available for investment.

     Provision for Income Taxes. The provision for income taxes for the first quarter of 1996 was $1.2 million compared to $1.9 million for the first quarter of 1997. The effective tax rate for the first quarter of 1997 was 38 percent.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash, cash equivalents and marketable securities totaled $61.2 million at March 31, 1997 and represented 69 percent of total assets. Cash and cash equivalents are highly liquid with original maturities of ninety days or less. Marketable securities consist mainly of municipal securities. At March 31, 1997, the Company had no long-term debt and stockholders' equity was $73.1 million.

     Cash generated from operations and sales of common stock have been sufficient to finance the Company's operations. Cash, cash equivalents and marketable securities increased $4.1 million during the first three months of 1997, primarily reflecting net cash provided by operating activities of $5.3 million and proceeds from the issuance of common stock under the Company's stock plans of $1.0 million. These amounts were partially offset by purchases of property and equipment of $2.1 million.

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

Dependence on New Software Products; Rapid Technological Change

     The network storage management market is characterized by rapid technological change, changing customer needs, frequent new software product introductions  and evolving  industry  standards.  The  introduction of products embodying new technologies and the emergence of new industry standards could render the Company's existing products obsolete and unmarketable. The Company's future success will depend upon its ability to develop and introduce new software products (including new releases, applications and enhancements) on a timely basis that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of its customers. There can be no assurance that the Company will be successful in developing and marketing new products that respond to technological changes or evolving industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products, or that its new products will adequately meet the requirements of the marketplace and achieve market acceptance. If the Company is unable, for technological or other reasons, to develop and introduce new products in a timely manner in response to changing market conditions or customer requirements, the Company's business, operating results and financial condition will be materially adversely affected. The Company currently has plans to introduce and market several potential new products in the next twelve months. Some of the Company's competitors currently offer certain of the functionality expected to be offered by these potential new products. Due to the complexity of client/server software and the difficulty in gauging the engineering effort required to produce these potential new products, such potential new products are subject to significant technical risks. There can be no assurance that such potential new products will be introduced on a timely basis or at all. In the past, the Company has experienced delays in the commencement of commercial shipments of its new products, resulting in customer frustrations and delay or loss of product revenues. If potential new products are delayed or do not achieve market acceptance, the Company's business, operating results and financial condition will be materially adversely affected. The Company has also, in the past, experienced delays in purchases of its products by customers anticipating the launch of new products by the Company. There can be no assurance that material order deferrals in anticipation of new product introductions will not occur.

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

Possible Volatility of Stock Price

     The trading price of the Company's Common Stock has been subject to wide fluctuations. The trading price of the Company's Common Stock could be subject to wide fluctuations in the future in response to quarterly variations in operating results, announcements of technological innovations or new products, applications or product enhancements by the Company or its competitors, changes in financial estimates by securities analysts and other events or factors. In addition, the stock market has experienced volatility that has particularly affected the market prices of equity securities of many high technology companies and that often has been unrelated to the operating performance of such companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock.

PART II:     Other Information

             Item 6.  Exhibits and reports on Form 8-K

(a) Exhibits

       11.0  Statement of Computation of Net Income (Loss) Per Share

       27.0  Financial Data Schedule

(b) Reports on Form 8-K

             No reports on Form 8-K were filed during the quarter ended March 31, 1997.


                                                         SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGATO SYSTEMS, INC.




Date:  May 14, 1997         /s/ Stephen C. Wise
                            -------------------

                            Stephen C. Wise
                            V.P. of Finance and Chief Financial Officer

                            (Duly authorized officer and principal financial and accounting officer)

Exhibit 11.0
                              LEGATO SYSTEMS, INC.
             STATEMENT OF COMPUTATION OF NET (LOSS) INCOME PER SHARE
                      (in thousands, except per share data)

                                                            Three Months Ended
                                                                March 31,
                                                           1997          1996
Primary:

Weighted average common shares outstanding                  17,106       16,246

Weighted average common equivalent shares                    1,682           --
                                                         ---------    ---------

Total weighted average common and common
   equivalent shares                                        18,788       16,246
                                                         =========    =========

Net income (loss)                                        $   3,164    $   (127)
                                                         =========    =========

Net income (loss) per share                              $     .17    $  (0.02)
                                                         =========    =========


Fully Diluted:

Weighted average common shares outstanding                  17,106       16,246

Weighted average common equivalent shares                    1,681           --
                                                         ---------    ---------

Total weighted average common and common
   equivalent shares                                        18,787       16,246
                                                         =========    =========

Net income (loss)                                        $   3,164    $   (127)
                                                         =========    =========

Net income (loss) per share                              $     .17    $  (0.02)
                                                         =========    =========


The Company effected a two-for-one stock split on July 5, 1996. This stock split has been retroactively reflected in the Statement of Computation of Net Income Per Share.