Form 10-Q
period 1997-06-30
LEGATO SYSTEMS INC
filed 1997-08-12
CIK 859360

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1997

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

                                 (650) 812-6000
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No



The number of shares outstanding of the registrant's common stock as of July 31, 1997 was 17,473,589.

                              LEGATO SYSTEMS, INC.

                                      INDEX

                                                                           Page

PART I:  Condensed Financial Information

   Item 1.  Financial Statements:

       Condensed Consolidated Balance Sheets as of June 30, 1997 and
         December 31, 1996                                                    3

       Condensed Consolidated Statements of Income for the three
         and six month periods ended June 30, 1997 and 1996                   4

       Condensed Consolidated Statements of Cash Flows for the
         six month periods ended June 30, 1997 and 1996                       5

       Notes to the Condensed Consolidated Financial Statements               6

   Item 2.  Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                   7

PART II:  Other Information

   Item 4.  Submission of Matters to a Vote of Security Holders              16


   Item 6. Exhibits and Reports on Form 8-K                                  16


Signature                                                                    17

PART I:      Condensed Financial Information

             Item 1:  Financial Statements

                              LEGATO SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                  June 30,        December 31,
                                                    1997              1996
                                                 (unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                       $   30,419        $  27,673
   Short-term investments                              23,599           22,391
   Accounts receivable, net                            14,982            9,839
   Other current assets                                 2,639            2,870
   Deferred tax asset                                   2,811            2,652
                                                   ----------      -----------

     Total current assets                              74,450           65,425

Long-term investments                                   5,905            7,017
Property and equipment, net                             8,495            6,029
Intangible assets, net                                  3,983            4,470
Deposits and other assets                                 226              201
                                                   ----------      -----------

       Total assets                                $   93,059        $  83,142
                                                   ==========      ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued liabilities        $    6,030        $   5,919
   Deferred revenues                                    8,816            7,581
                                                  -----------      -----------

     Total current liabilities                         14,846           13,500

Deferred tax liability                                  1,097            1,254

Stockholders' equity:
   Capital stock                                       59,012           56,580
   Retained earnings                                   18,104           11,808
                                                  -----------      -----------

     Total stockholders' equity                        77,116           68,388
                                                  -----------      -----------

       Total liabilities and stockholders' equity  $   93,059        $  83,142

          The  accompanying   notes  are  an  integral  part  of  the  Condensed
Consolidated Financial Statements.

                              LEGATO SYSTEMS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                      (in thousands, except per share data)


                                               Three Months Ended                Six Months Ended
                                                    June 30,                         June 30,
                                              1997           1996              1997           1996
                                           -----------    -----------       ----------     -------
Revenues:
   Product and other                       $    10,986    $     7,767       $   19,713     $    14,050
   Royalty and license                           3,631          2,682            8,034           5,563
   Software subscription                         3,533          2,124            7,024           3,885
                                           -----------    -----------       ----------     -----------

       Total revenues                           18,150         12,573           34,771          23,498

Cost of revenues:
   Product and other                               989            460            1,752             972
   Software subscription                           988            720            1,967           1,384
                                           -----------    -----------       ----------     -----------

       Total cost of revenues                    1,977          1,180            3,719           2,356
                                           -----------    -----------       ----------     -----------

Gross profit                                    16,173         11,393            31,052         21,142

Operating expenses:
   Research and development                      3,490          2,087            6,599           3,949
   Sales and marketing                           6,510          4,267           12,056           8,066
   General and administrative                    1,345          1,464            2,628           2,810
   Amortization of intangibles                     280            276              559             542
   In-process research and development              --             --               --           1,849
                                           -----------    -----------       ----------     -----------

       Total operating expenses                 11,625          8,094           21,842          17,216
                                           -----------    -----------       ----------     -----------

Income from operations                           4,548          3,299            9,210           3,926

Interest and other income, net                     503            411              945             865
                                             ---------    -----------       ----------        --------

Income before provision for income taxes         5,051          3,710           10,155           4,791

Provision for income taxes                       1,919          1,367            3,859           2,575
                                           -----------    -----------       ----------     -----------

Net income                                 $     3,132    $     2,343       $    6,296     $     2,216
                                           ===========    ===========       ==========     ===========

Net income per share                       $       .17    $       .13       $      .34     $       .12
                                           ===========    ===========       ==========     ===========

Shares used in per share calculation            18,591         18,646           18,685          18,552
                                           ===========    ===========       ==========     ===========


          The  accompanying   notes  are  an  integral  part  of  the  Condensed
Consolidated Financial Statements.

                              LEGATO SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                      Six Months Ended
                                                                          June 30,
                                                                     1997           1996
Cash flows from operating activities:
     Net income                                                    $  6,296       $  2,216
     Adjustments to reconcile net income to net cash
       provided  by  operating activities:
         Depreciation and amortization                                1,459            979
         Deferred tax asset                                            (159)             2
         Write-off of in-process research and development                --          1,849
     Changes in operating assets and liabilities:
         Accounts receivable                                         (5,143)        (1,307)
         Other current assets                                          (394)           159
         Current liabilities                                          2,768          1,829
                                                                -----------    -----------

              Net cash provided by operating activities               4,827          5,727

Cash flows from investing activities:
     Acquisition of property and equipment                           (3,524)        (1,573)
     Purchase of  available-for-sale securities                     (13,958)       (35,246)
     Proceeds from maturity and sale of available-
       for-sale securities                                           13,847         36,212
     Payment for purchase of subsidiaries, net of
       cash acquired                                                     --         (5,924)
     Other                                                              (96)          (197)
                                                                -----------    -----------

              Net cash used in investing activities                  (3,731)        (6,728)

Cash flows from financing activities:
     Proceeds from issuance of common stock                           1,641            732
     Other                                                                9              9
                                                                -----------    -----------

              Net cash provided by financing activities               1,650            741
                                                                -----------    -----------

Net increase (decrease) in cash and cash equivalents                  2,746           (260)

Cash and cash equivalents at beginning of period                     27,673          8,444
                                                                -----------    -----------

Cash and cash equivalents at end of period                        $  30,419       $  8,184

Supplemental information:

     Income taxes paid                                            $   2,753       $  2,554
                                                                 ==========    ===========

     Non-cash transactions:

         Deferred tax liability                                   $      --       $  1,568
                                                                 ==========    ===========


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

     The Financial Accounting Standards Board (FASB) recently issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS No. 128"). This statement replaces the presentation of primary earnings per share with a presentation of basic earnings per share. It also requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation. This statement is effective for periods ending after December 15, 1997, including interim periods, and requires restatement of all prior period earnings per share data presented after the effective date. SFAS No. 128 will not have a material impact on the Company's financial position, results of operations or cash flows.

Note 3.  Other Matters

     On July 1, 1997 the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components (including revenues, expenses, gains and losses) in a full set of general purpose financial statements. This statement is effective for fiscal years beginning after December 15, 1997, with earlier application permitted.

     The FASB has issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"), which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 changes current practice under SFAS No. 14 by establishing a new framework on which to base segment reporting and also requires interim reporting of segment information. SFAS No. 131 is effective for fiscal years beginning after December 31, 1997 with earlier application encouraged. The statement's interim reporting disclosures would not be required until the first quarter immediately subsequent to the fiscal year in which SFAS No. 131 is effective.

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

RESULTS OF OPERATIONS

OVERVIEW

     The Company develops, markets and supports network storage management software products for heterogeneous client/server computing environments and large scale enterprises. The Company's NetWorker family of software products, from which the Company derives a substantial majority of its revenues, supports many storage management server platforms and can accommodate a variety of clients, servers and storage devices. The Company licenses its product through resellers and directly to end users in North America, Europe and Asia Pacific. The Company also licenses its source code in exchange for initial licensing fees to original equipment manufacturers ("OEMs") and receives ongoing royalties from the OEMs' product sales. Substantially all of the OEMs are large computer system and software suppliers located in the United States, Europe and Asia Pacific.

     Selected elements of the Company's consolidated financial statements are shown below as a percentage of total revenues.

                                                  Three Months Ended                  Six Months Ended
                                                       June 30,                           June 30,
                                                  1997         1996                  1997         1996
                                               -----------  -----------           -----------  -------
Revenues:
   Product and other                                 60.5%         61.8%                56.7%         59.8%
   Royalty and license                               20.0          21.3                 23.1          23.7
   Software subscription                             19.5          16.9                 20.2          16.5
                                               ----------   -----------           ----------   -----------
       Total revenues                               100.0         100.0                100.0         100.0
Cost of revenues:
   Product and other                                  5.5           3.7                  5.0           4.1
   Software subscription                              5.4           5.7                  5.7           5.9
                                               ----------   -----------           ----------   -----------
       Total cost of revenues                        10.9           9.4                 10.7          10.0
                                               ----------   -----------           ----------   -----------
Gross profit                                         89.1          90.6                 89.3          90.0
Operating expenses:
   Research and development                          19.2          16.6                 19.0          16.8
   Sales and marketing                               35.9          33.9                 34.7          34.3
   General and administrative                         7.4          11.6                  7.5          12.0
   Amortization of intangibles                        1.5           2.2                  1.6           2.3
   In-process research and development                  --           --                    --          7.9
                                               -----------  -----------           -----------  -----------
       Total operating expenses                      64.0          64.4                 62.8          73.3
                                               ----------   -----------           ----------   -----------
Income from operations                               25.1          26.2                 26.5          16.7
Interest income (net)                                 2.7           3.3                  2.7           3.7
                                               ----------     ---------           ----------   -----------
Income before provision for income taxes             27.8          29.5                 29.2          20.4
Provision for income taxes                           10.5          10.9                 11.1          11.0
                                               ----------   -----------           ----------   -----------
Net income                                           17.3%         18.6%                18.1%          9.4%
                                               ==========   ===========           ==========   ===========

REVENUES

     Revenues for the second quarter of 1997 increased 44 percent over revenues for the comparable period of 1996, and revenues for the first half of 1997 grew 48 percent from the comparable period of 1996. These increases were attributable to increased licensing of the Company's products, increased sales of software subscriptions, as well as increased royalty revenue.

     Product and Other Revenues. Product and other revenues were $7.8 million and $11.0 million for the second quarters of 1996 and 1997, respectively, representing an increase of 41 percent. For the first half of 1996 and 1997, product and other revenues were $14.1 million and $19.7 million, respectively, representing an increase of 40 percent. Product revenue increased over these periods primarily as a result of the continued acceptance of the Company's products. Other revenues were less than 5 percent of total revenues for the periods presented. Prior growth rates of the Company's product and other revenues may not be indicative of future product and other revenues growth rates and may not be sustainable in the future.

     Royalty and License Revenues. Royalty and license revenues were $2.7 million and $3.6 million for the second quarters of 1996 and 1997, respectively, representing an increase of 35 percent. The increase is primarily attributable to a 43 percent increase in royalty revenues from product sales by OEM's from $2.5 million in the second quarter of 1996 to $3.6 million for the second quarter of 1997. License fee revenue was $145,000 in the second quarter of 1996 compared to none in the same period of 1997. Royalty and license revenues were $5.6 million and $8.0 million for the first half of 1996 and 1997, respectively, representing an increase of 44 percent, due primarily to a 50 percent increase in royalty revenues on a comparable period basis. License fee revenue for the first half of 1996 and 1997 of $480,000 and $400,000, respectively, reflect licenses sold for the Company's products. Royalty revenues are recognized upon receipt of quarterly royalty reports from OEMs related to their product sales for the previous quarter. Prior growth rates of the Company's royalty and license revenues may not be indicative of future royalty and license revenues growth rates and may not be sustainable in the future.

     Software Subscription Revenues. Software subscription revenues were $2.1 million and $3.5 million for the second quarters of 1996 and 1997, respectively, representing an increase of 66 percent. For the first half of 1996 and 1997, software subscription revenues were $3.9 million and $7.0 million, respectively, an increase of 81 percent. This growth was primarily due to the increase in the number of registered servers for the Company's products that are covered under maintenance and support contracts, as well as the renewal of software subscriptions after the initial one-year term, and increased internal staffing for software subscription sales. Prior growth rates of the Company's software subscription revenues may not be indicative of future software subscription revenue growth rates and may not be sustainable in the future.

     International product sales were $2.3 million and $4.5 million for the second quarters of 1996 and 1997, respectively. International product sales accounted for 31 percent and 41 percent of total product and other revenues in the second quarters of 1996 and 1997, respectively. For the first half of 1996 and 1997, international product sales were $4.5 million and $8.2 million, respectively. International product sales accounted for 32 percent and 42 percent of total product and other revenues in the first half of 1996 and 1997, respectively. The majority of international sales during these periods were made in Europe. The Company has continued to expand its international operations, which requires significant management attention and financial resources and could materially adversely affect the Company's operating results. To the extent that the Company is unable to effect these additions in a timely manner, the Company's growth, if any, in international sales will be limited, and the Company's business, operating results and financial condition could be materially adversely affected.

GROSS PROFIT

     Gross profit was $11.4 million and $16.2 million for the second quarters of 1996 and 1997, respectively, representing 90.6 percent and 89.1 percent of total revenues, respectively. Gross profit was $21.1 million for the first half of 1996 compared to $31.1 million in the first six months of 1997, representing
90.0 percent and 89.3 percent of total revenues, respectively. The increases in total gross profit are attributable to the higher levels of revenues from all sources, including royalties and license revenues which do not generate any material cost of revenues.

     Gross profit from product and other revenues increased 37 percent from $7.3 million (or 94.1 percent of product and other revenues) in the second quarter of 1996 to $10.0 million (or 91.0 percent of product and other revenues) in the second quarter of 1997. For the first half of 1996 and 1997, gross profit from product and other revenues increased 37 percent from $13.1 million (or 93.1 percent of product and other revenues) to $18.0 million (or 91.1 percent of product and other revenues), respectively. Costs of product and other revenues consist primarily of product media, documentation and packaging as well as the cost of providing certain training and consulting. The decrease in gross profit as a percentage of product and other revenues for the second quarter and first half of 1997 compared to the same periods of 1996 is primarily due to increases in training and consulting costs. In the first quarter of 1996, product costs included clinical research expenses, reflecting the principal activity of Innovus, Inc., which was acquired along with Innovus Technologies, Inc. in January 1996. Substantially all of the net assets of Innovus, Inc., the Company's clinical research business, were sold in September 1996 and the Company has discontinued all clinical research activities. The effect of the discontinuance did not have a significant effect on the operating results of the Company.

     Gross profit from software subscription revenue increased 81 percent from $1.4 million (or 66.1 percent of software subscription revenue) in the second quarter of 1996 to $2.5 million (or 72.0 percent of software subscription revenue) in the second quarter of 1997. Gross profit from software subscription revenue increased 102 percent from $2.5 million (or 64.4 percent of software subscription revenue) in the first half of 1996 to $5.1 million (or 72.0 percent of software subscription revenue) in the first half of 1996. The increases in gross profit from software subscriptions as a percentage of the related revenues were primarily attributable to the Company's leveraging of its installed base through subscription renewals, as well as more efficient utilization of resources devoted to this activity.

OPERATING EXPENSES

     Research and Development. Research and development expenses were $2.1 million and $3.5 million in the second quarters of 1996 and 1997, respectively, an increase of 67 percent. As a percentage of total revenues, research and development increased from 16.6 percent in the second quarter of 1996 to 19.2 percent in the second quarter of 1997. Research and development expenses were $3.9 million and $6.6 million in the first six months of 1996 and 1997, or 16.8 percent and 19.0 percent of total revenues, respectively. The increases in absolute dollars are principally a result of increased staffing to support new research and development activities. The Company believes that research and development expenses will increase in absolute dollar amounts as it continues to invest in developing new products, applications, and product enhancements.

     Sales and Marketing. Sales and marketing expenses were $4.3 million and $6.5 million in the second quarters of 1996 and 1997, respectively. As a percentage of total revenues, sales and marketing expenses increased from 33.9 percent in the second quarter of 1996 to 35.9 percent in the comparable 1997 period. Sales and marketing expenses were $8.1 million and $12.1 million in the first half of 1996 and 1997, or 34.3 percent and 34.7 percent of total revenues, respectively. The increases in absolute dollars are principally a result of increased headcount. The Company believes that sales and marketing expenses will increase in dollar amounts as the Company continues to expand its sales and marketing staff.

     General and Administrative. General and administrative expenses were $1.5 million and $1.3 million in the second quarters of 1996 and 1997, respectively. As a percentage of total revenues, general and administrative expenses decreased from 11.6 percent in the second quarter of 1996 to 7.4 percent in the comparable 1997 period. General and administrative expenses were $2.8 million and $2.6 million in the first half of 1996 and 1997, respectively. As a percentage of total revenues, general and administrative expenses decreased from 12.0 percent in the first half of 1996 to 7.6 percent in the first half of 1997. The decrease, as a percentage of total revenues, is attributable to leveraging general and administrative expenses over a larger revenue base. Additional decreases, as a percentage of total revenues and actual spending, is due to allocating a greater amount of central operating expenses to benefiting organizations. The Company expects that general and administrative expenses will increase in dollar terms from the first half of 1997 level as the Company expands its staffing and other support operations.

     Amortization of Intangibles. Amortization of purchased technology and goodwill were $542,000 and $559,000 in the first half of 1996 and 1997, respectively. These intangibles were recorded following an acquisition in the first quarter of 1996. The Company plans to amortize these intangibles on a straight-line basis over five years.

     In-process Research and Development. In the quarter ended March 31, 1996, the Company expensed $1.8 million of non-tax deductible in-process research and development in connection with an acquisition.

     Interest and Other Income, Net. Net interest income was $411,000 and $503,000 in the second quarters of 1996 and 1997, respectively, and $865,000 and $945,000 in the first half of 1996 and 1997, respectively. Interest and other income primarily represents interest income on funds available for investment.

     Provision for Income Taxes. The provision for income taxes for the first half of 1996 was $2.6 million, compared to $3.9 million for the first six months of 1997. The effective tax rate for the first half of 1997 was 38 percent.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash, cash equivalents and marketable securities totaled $59.9 million at June 30, 1997 and represented 64 percent of total assets. Cash and cash equivalents are highly liquid with original maturities of ninety days or less. Marketable securities consist mainly of municipal securities. At June 30, 1997, the Company had no long-term debt and stockholders' equity was $77.1 million.

     Cash generated from operations and sales of common stock have been sufficient to finance the Company's operations. Cash, cash equivalents and marketable securities increased $2.8 million during the first six months of 1997, primarily reflecting net cash provided by operating activities of $4.8 million and proceeds from the issuance of common stock under the Company's stock plans of $1.6 million. These amounts were partially offset by purchases of property and equipment of $3.5 million.

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

Dependence on Proprietary Technology; Risks of Infringement

     The Company depends significantly upon proprietary technology. The Company relies on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. The Company presently holds two patents. There can be no assurance that the Company will develop additional proprietary products or technologies that are patentable, that any issued patent will provide the Company with any competitive advantages or will not be challenged by third parties, or that the patents of others will not have a material adverse effect on the Company's ability to do business. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate the Company's products or, if patents are issued to the Company, design around the patents issued to the Company. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and although the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In selling its products, the Company relies primarily on "shrink wrap" licenses that are not signed by licensees, and, therefore, such licenses may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to as great an extent as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology, duplicate the Company's products or design around patents issued to the Company or other intellectual property rights of the Company.

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

PART II:     Other Information

             Item 4.  Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Shareholders was held on May 15, 1997 in Palo Alto, California. Of the 17,237,703 shares outstanding as of the record date, 15,921,604 shares were present or represented by proxy at the meeting. The following matters were submitted to a vote of security holders:

(1)      To elect the following to serve as Directors of the Company:

                                          Votes For            Votes Abstaining

         Louis C. Cole                     15,894,980                26,624
         Eric A. Benhamou                  15,897,146                24,458
         Kevin Fong                        15,897,146                24,458
         David N. Strohm                   15,897,146                24,458
         Phillip E. White                  15,897,146                24,458

(2) To ratify the Company's appointment of Coopers and Lybrand L.L.P. as independent accountants for the Company for the fiscal year ending December 31, 1997:

         Votes for:                                        15,910,631
         Votes against:                                         1,480
         Votes abstaining:                                      9,493


                  Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

       11.1  Statement of Computation of Net Income Per Share

       27.1  Financial Data Schedule

(b) Reports on Form 8-K

       On June 6, 1997, the Registrant filed a report on Form 8-K to file the Registrant's amended and restated Bylaws.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGATO SYSTEMS, INC.




Date:  August 7, 1997           /s/ Stephen C. Wise
                                -------------------

                                Stephen C. Wise
                                V.P. of Finance and Chief Financial Officer

                                (Duly authorized officer and principal financial and accounting officer)

Exhibit 11.1
                              LEGATO SYSTEMS, INC.
                STATEMENT OF COMPUTATION OF NET INCOME PER SHARE
                      (in thousands, except per share data)

                                                 Three Months Ended           Six Months Ended
                                                      June 30,                    June 30,
                                                 1997        1996            1997         1996
                                               --------    --------        --------     --------
Primary:

Weighted average common shares outstanding       17,331      16,409          17,218       16,328

Weighted average common equivalent shares         1,260       2,237           1,467        2,224
                                               --------    --------        --------     --------

Total weighted average common and common
   equivalent shares                             18,591      18,646          18,685       18,552
                                               --------    --------        --------     --------

Net income                                     $  3,132    $  2,343        $  6,296     $  2,216
                                               ========    ========        ========     ========

Net income per share                           $    .17    $    .13        $    .34     $    .12
                                               ========    ========        ========     ========


Fully Diluted:

Weighted average common shares outstanding       17,331      16,409          17,218       16,328

Weighted average common equivalent shares         1,284       2,330           1,461        2,301
                                               --------    --------        --------     --------

Total weighted average common and common
   equivalent shares                             18,615      18,739          18,679       18,629
                                               --------    --------        --------     --------

Net income                                     $  3,132    $  2,343        $  6,296     $  2,216
                                               ========    ========        ========     ========

Net income per share                           $    .17     $   .13        $    .34     $    .12
                                               ========    ========        ========     ========