Form 10-Q
period 1997-09-30
LEGATO SYSTEMS INC
filed 1997-11-13
CIK 859360

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1997
                                       OR

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No



The number of shares outstanding of the registrant's common stock as of October 31, 1997 was 17,681,247.

                              LEGATO SYSTEMS, INC.

                                      INDEX

                                                                          Page

PART I:  Condensed Financial Information

   Item 1.  Financial Statements:

       Condensed Consolidated Balance Sheets as of September 30, 1997
         and December 31, 1996                                                3

       Condensed Consolidated Statements of Income for the three
         and nine month periods ended September 30, 1997 and 1996             4

       Condensed Consolidated Statements of Cash Flows for the
         nine month periods ended September 30, 1997 and 1996                 5

       Notes to the Condensed Consolidated Financial Statements               6

   Item 2.  Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                   7

PART II:  Other Information

   Item 6. Exhibits and Reports on Form 8-K                                  16


Signature                                                                    17

PART I:      Condensed Financial Information

             Item 1:  Financial Statements

                              LEGATO SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                  September 30,     December 31,
                                                      1997              1996
                                                   (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                       $    36,796       $   27,673
   Short-term investments                               23,863           22,391
   Accounts receivable, net                             16,101            9,839
   Other current assets                                  2,454            2,870
   Deferred tax asset                                    2,876            2,652
                                                   -----------       ----------

     Total current assets                               82,090           65,425

Long-term investments                                    6,635            7,017
Property and equipment, net                              9,433            6,029
Other assets                                               548              201
Intangible assets, net                                   3,723            4,470
                                                   -----------       ----------

       Total assets                                $   102,429       $   83,142
                                                   ===========       ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued liabilities        $     7,676       $    5,919
   Deferred revenues                                    10,354            7,581
                                                   -----------       ----------

     Total current liabilities                          18,030           13,500

Deferred tax liability                                   1,019            1,254

Stockholders' equity:
   Capital stock                                        60,924           56,580
   Retained earnings                                    22,456           11,808
                                                   -----------       ----------

     Total stockholders' equity                         83,380           68,388
                                                   -----------       ----------

       Total liabilities and stockholders' equity  $   102,429       $   83,142
                                                   ===========       ==========

          The  accompanying   notes  are  an  integral  part  of  the  Condensed
Consolidated Financial Statements.

                              LEGATO SYSTEMS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                      (in thousands, except per share data)

                                                   Three Months Ended                Nine Months Ended
                                                      September 30,                    September 30,
                                                  1997           1996              1997           1996
                                               -----------    -----------       -----------    -----------
Revenues:
   Product and other                           $    12,685    $     8,272       $   32,413     $    22,322
   Royalty and license                               4,703          3,732           12,737           9,295
   Software subscription                             4,048          2,545           11,057           6,430
                                               -----------    -----------       -----------    -----------

       Total revenues                               21,436         14,549           56,207          38,047

Cost of revenues:
   Product and other                                 1,352            695            3,104           1,667
   Software subscription                             1,144            722            3,111           2,106
                                               -----------    -----------       -----------    -----------

       Total cost of revenues                        2,496          1,417            6,215           3,773
                                               -----------    -----------       -----------    -----------

Gross profit                                        18,940         13,132           49,992          34,274

Operating expenses:
   Research and development                          3,625          2,318           10,223           6,267
   Sales and marketing                               7,178          4,289           19,233          12,355
   General and administrative                        1,665          1,915            4,294           4,725
   Amortization of intangibles                         279            276              839             818
   In-process research and development                  --             --               --           1,849
                                               -----------    -----------       -----------    -----------

       Total operating expenses                     12,747          8,798           34,589          26,014
                                               -----------    -----------       -----------    -----------

Income from operations                               6,193          4,334           15,403           8,260

Interest and other income, net                         554            442            1,499           1,307
                                               -----------    -----------       -----------    -----------

Income before provision for income taxes             6,747          4,776           16,902           9,567

Provision for income taxes                           2,395          1,815            6,254           4,390
                                               -----------    -----------       -----------    -----------

Net income                                     $     4,352    $     2,961       $   10,648     $     5,177
                                               ===========    ===========       ===========    ===========

Net income per share                           $       .23    $       .16       $      .57     $       .28
                                               ===========    ===========       ===========    ===========

Shares used in per share calculation                18,855         18,923           18,730          18,676
                                               ===========    ===========       ===========    ===========

          The  accompanying   notes  are  an  integral  part  of  the  Condensed
Consolidated Financial Statements.

                              LEGATO SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                       Nine Months Ended
                                                                         September 30,
                                                                       1997           1996
Cash flows from operating activities:
     Net income                                                     $  10,648     $   5,177
     Adjustments  to  reconcile  net income to net cash
       provided  by  operating activities:
         Depreciation and amortization                                  2,572         1,408
         Deferred tax asset                                              (224)          463
         Write-off of in-process research and development                  --         1,849
         Other                                                             --           163
     Changes in operating assets and liabilities:
         Accounts receivable                                           (6,262)       (1,236)
         Other current assets                                            (734)        1,318
         Current liabilities                                            7,176         6,091
                                                                    ---------     ---------

              Net cash provided by operating activities                13,176        15,233

Cash flows from investing activities:
     Acquisition of property and equipment                             (5,372)       (4,508)
     Purchase of  available-for-sale securities                       (24,964)      (47,040)
     Proceeds from maturity and sale of available-
       for-sale securities                                             23,876        38,212
     Payment for purchase of subsidiaries, net of
       cash acquired                                                       --        (5,924)
     Other                                                               (439)         (197)
                                                                    ---------     ---------

              Net cash used in investing activities                    (6,899)      (19,457)

Cash flows from financing activities:
     Proceeds from issuance of common stock                             2,832         1,583
     Other                                                                 14            14
                                                                    ---------     ---------

              Net cash provided by financing activities                 2,846         1,597
                                                                    ---------     ---------

Net increase (decrease) in cash and cash equivalents                    9,123        (2,627)

Cash and cash equivalents at beginning of period                       27,673        29,870
                                                                    ---------     ---------

Cash and cash equivalents at end of period                          $  36,796    $   27,243
                                                                    =========     =========

Supplemental information:

     Income taxes paid                                              $   2,912    $    2,554
                                                                    =========     =========

     Non-cash transactions:

         Deferred tax liability                                     $      --     $   1,568
                                                                    =========     =========

         Tax benefit from stock plans                               $   1,496     $   4,000
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

     In February, 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). This statement replaces the presentation of primary earnings per share with a presentation of basic earnings per share. It also requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation. This statement is effective for periods ending after December 15, 1997, including interim periods, and requires restatement of all prior period earnings per share data presented after the effective date. SFAS 128 will not have a material impact on the Company's financial position, results of operations or cash flows.

Note 3.  Other Matters

     In June, 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components (including revenues, expenses, gains and losses) in a full set of general purpose financial statements. This statement is effective for fiscal years beginning after December 15, 1997, with earlier application permitted.

     In June, 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), which supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 changes current practice under SFAS 14 by establishing a new framework on which to base segment reporting and also requires interim reporting of segment information. SFAS 131 is effective for fiscal years beginning after December 31, 1997 with earlier application encouraged. The statement's interim reporting disclosures would not be required until the first quarter immediately subsequent to the fiscal year in which SFAS 131 is effective.

     In October, 1997, the Accounting Standards Executive Committee issued Statement of Position 97-2 ("SOP 97-2"), Software Revenue Recognition, which delineates the accounting for software product and maintenance revenues. SOP 97-2 supersedes the Accounting Standards Executive Committee Statement of Position 91-1, Software Revenue Recognition, and is effective for transactions entered into in fiscal years beginning after December 15, 1997. The Company is evaluating the requirements of SOP 97-2 and the effects, if any, on the Company's current revenue recognition policies.

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

RESULTS OF OPERATIONS

OVERVIEW

     The Company develops, markets and supports network storage management software products for heterogeneous client/server computing environments and large scale enterprises. The Company's NetWorker family of software products, from which the Company derives a substantial majority of its revenues, supports many storage management server platforms and can accommodate a variety of clients, servers and storage devices. The Company licenses its products through resellers and directly to end users in North America, Latin America, Europe, Asia Pacific, and Japan. The Company also licenses its source code in exchange for initial licensing fees to original equipment manufacturers ("OEMs") and receives ongoing royalties from the OEMs' product sales. Substantially all of the OEMs are large computer system and software suppliers located in the United States, Europe, Asia Pacific, and Japan.

     Selected elements of the Company's consolidated financial statements are shown below as a percentage of total revenues.

                                                  Three Months Ended                  Nine Months Ended
                                                     September 30,                      September 30,
                                                  1997         1996                  1997         1996
                                               -----------  -----------           -----------  ---------
Revenues:
   Product and other                                 59.2%         56.9%                57.7%       58.7%
   Royalty and license                               21.9          25.6                 22.6        24.4
   Software subscription                             18.9          17.5                 19.7        16.9
                                               ----------   -----------           ----------   ---------
       Total revenues                               100.0         100.0                100.0       100.0
Cost of revenues:
   Product and other                                  6.3           4.7                  5.5         4.4
   Software subscription                              5.3           5.0                  5.6         5.5
                                               ----------   -----------           ----------   ---------
       Total cost of revenues                        11.6           9.7                 11.1         9.9
                                               ----------   -----------           ----------   ---------
Gross profit                                         88.4          90.3                 88.9        90.1
Operating expenses:
   Research and development                          16.9          15.9                 18.2        16.5
   Sales and marketing                               33.5          29.5                 34.2        32.5
   General and administrative                         7.8          13.2                  7.6        12.4
   Amortization of intangibles                        1.3           1.9                  1.5         2.1
   In-process research and development                  --           --                    --        4.9
                                               -----------  -----------           -----------  ---------
       Total operating expenses                      59.5          60.5                 61.5        68.4
                                               ----------   -----------           ----------   ---------
Income from operations                               28.9          29.8                 27.4        21.7
Interest income (net)                                 2.6           3.0                  2.6         3.4
                                               ----------     ---------           ----------   ---------
Income before provision for income taxes             31.5          32.8                 30.0        25.1
Provision for income taxes                           11.2          12.4                 11.1        11.5
                                               ----------   -----------           ----------   ---------
Net income                                           20.3%         20.4%                18.9%       13.6%
                                               ==========   ===========           ==========   =========

REVENUES

     Revenues for the third quarter of 1997 increased 47 percent over revenues for the third quarter of 1996, and revenues for the first nine months of 1997 grew 48 percent from the comparable period of 1996. These increases were attributable to increased licensing of the Company's products, increased sales of software subscriptions, as well as increased royalty revenue.

     Product and Other Revenues. Product and other revenues were $12.7 million and $8.3 million for the third quarters of 1997 and 1996, respectively, representing an increase of 53 percent. For the first nine months of 1997 and 1996, product and other revenues were $32.4 million and $22.3 million, respectively, representing an increase of 45 percent. Product revenue increased over these periods primarily as a result of the continued acceptance of the Company's products. Other revenues were less than 5 percent of total revenues for the periods presented. Prior growth rates of the Company's product and other revenues may not be indicative of future product and other revenues growth rates and may not be sustainable in the future.

     Royalty and License Revenues. Royalty and license revenues were $4.7 million and $3.7 million for the third quarters of 1997 and 1996, respectively, representing an increase of 26 percent. The increase was primarily attributable to a 37 percent increase in royalty revenues from product sales by OEMs to $4.6 million in the third quarter of 1997, as compared with $3.3 million in the year-ago quarter. License fee revenue was $150,000 in the third quarter of 1997, compared to $400,000 in the same period of 1996. Royalty and license revenues were $12.7 million and $9.3 million for the first nine months of 1997 and 1996, respectively, representing an increase of 37 percent, due primarily to a 43 percent increase in royalty revenues on a comparable period basis. License fee revenue for the first nine months of 1997 and 1996 of $700,000 and $880,000, respectively, reflect licenses sold for the Company's products. Royalty revenues are recognized upon receipt of quarterly royalty reports from OEMs related to their product sales for the previous quarter. Prior growth rates of the Company's royalty and license revenues may not be indicative of future royalty and license revenues growth rates and may not be sustainable in the future.

     Software Subscription Revenues. Software subscription revenues were $4.0 million and $2.5 million for the third quarters of 1997 and 1996, respectively, representing an increase of 59 percent. For the first three quarters of 1997 and 1996, software subscription revenues were $11.1 million and $6.4 million, respectively, an increase of 72 percent. This growth was primarily due to the increase in the number of registered servers for the Company's products that are covered under maintenance and support contracts, as well as the renewal of software subscriptions after the initial one-year term, and increased internal staffing for software subscription sales. Prior growth rates of the Company's software subscription revenues may not be indicative of future software subscription revenue growth rates and may not be sustainable in the future.

     International product sales were $4.8 million and $2.5 million for the third quarters of 1997 and 1996, respectively, representing a 91 percent increase. International product sales accounted for 38 percent and 31 percent of total product and other revenues in the third quarters of 1997 and 1996, respectively. For the first nine months of 1997 and 1996, international product sales were $13.1 million and $7.1 million, respectively. International product sales accounted for 40 percent and 32 percent of total product and other revenues in the first nine months of 1997 and 1996, respectively. The majority of international sales during these periods were made in Europe. The Company intends to continue to expand its international operations, which requires significant management attention and financial resources and could materially adversely affect the Company's operating results. To the extent that the Company is unable to effect these additions in a timely manner, the Company's growth, if any, in international sales will be limited, and the Company's business,
operating  results  and  financial  condition  could  be  materially   adversely
affected.

GROSS PROFIT

     Gross profit was $18.9 million and $13.1 million for the third quarters of 1997 and 1996, respectively, representing 88 percent and 90 percent of total revenues, respectively. Gross profit was $50.0 million, or 89 percent of total revenues, for the first three quarters of 1997, compared to $34.3 million, or 90 percent of total revenues, in the same period of 1996. The increases in total gross profit are attributable to the higher levels of revenues from all sources, including royalties and license revenues which do not generate any material cost of revenues.

     Gross profit from product and other revenues increased 50 percent to $11.3 million (or 89 percent of product and other revenues) in the third quarter of 1997 from $7.6 million (or 92 percent of product and other revenues) in the same quarter of 1996. For the first nine months of 1997 and 1996, gross profit from product and other revenues increased 42 percent to $29.3 million (or 90 percent of product and other revenues) from $20.7 million (or 93 percent of product and other revenues), respectively. Costs of product and other revenues consist primarily of product media, documentation and packaging, as well as the cost of providing certain training and consulting. The decrease in gross profit as a percentage of product and other revenues for the third quarter and first nine months of 1997 compared to the same periods of 1996 was primarily due to increases in training and consulting costs. In the first quarter of 1996, product costs included clinical research expenses, reflecting the principal activity of Innovus, Inc., which was acquired along with Innovus Technologies, Inc. in January 1996. Substantially all of the net assets of Innovus, Inc., the Company's clinical research business, were sold in September 1996 and the Company has discontinued all clinical research activities. The discontinuance did not have a significant effect on the operating results of the Company.

     Gross profit from software subscription revenue increased 59 percent to $2.9 million (or 72 percent of software subscription revenue) in the third quarter of 1997 from $1.8 million (or 72 percent of software subscription revenue) in the third quarter of 1996. On a year-to-date basis, gross profit from software subscription revenue increased 84 percent to $7.9 million (or 72 percent of software subscription revenue) in 1997 from $4.3 million (or 67 percent of software subscription revenue) in 1996. The increases in gross profit from software subscriptions as a percentage of the related revenues were primarily attributable to the Company's leveraging of its installed base through subscription renewals, as well as more efficient utilization of resources devoted to this activity.

OPERATING EXPENSES

     Research and Development. Research and development expenses were $3.6 million and $2.3 million in the third quarters of 1997 and 1996, respectively, an increase of 56 percent. As a percentage of total revenues, research and development increased to 17 percent in the third quarter of 1997 from 16 percent in the same quarter of 1996. Research and development expenses were $10.2 million and $6.3 million in the first nine months of 1997 and 1996, or 18 percent and 17 percent of total revenues, respectively. The increases in absolute dollars are principally a result of increased staffing to support new research and development activities. The Company believes that research and development expenses will increase in absolute dollar amounts as it continues to invest in developing new products, applications, and product enhancements.

     Sales and Marketing. Sales and marketing expenses were $7.2 million and $4.3 million in the third quarters of 1997 and 1996, respectively. As a percentage of total revenues, sales and marketing expenses increased to 34 percent in the third quarter of 1997 from 30 percent in the comparable 1996 period. Sales and marketing expenses were $19.2 million and $12.4 million in the first nine months of 1997 and 1996, or 34 percent and 33 percent of total revenues, respectively. The increases in absolute dollars are principally a result of increased headcount. The Company believes that sales and marketing expenses will increase in dollar amounts as the Company continues to expand its sales and marketing staff.

     General and Administrative. General and administrative expenses were $1.7 million and $1.9 million in the third quarters of 1997 and 1996, respectively. As a percentage of total revenues, general and administrative expenses decreased to 8 percent in the third quarter of 1997 from 13 percent in the comparable 1996 period. General and administrative expenses were $4.3 million and $4.7 million in the first nine months of 1997 and 1996, respectively. As a percentage of total revenues, general and administrative expenses decreased to 8 percent in the first nine months of 1997 from 12 percent in the same period of 1996. These decreases, as a percentage of total revenues, were attributable to leveraging general and administrative expenses over a larger revenue base. Additional decreases, as a percentage of total revenues and actual spending, were due to allocating a greater amount of central operating expenses to benefiting organizations. The Company expects that general and administrative expenses will increase in dollar amounts as the Company expands its staffing and other support operations.

     Amortization of Intangibles. Amortization of purchased technology and goodwill were $839,000 and $818,000 in the first nine months of 1997 and 1996, respectively. These intangibles were recorded following an acquisition in the first quarter of 1996. The Company plans to amortize these intangibles on a straight-line basis over five years.

     In-process Research and Development. In the quarter ended March 31, 1996, the Company expensed $1.8 million of non-tax deductible in-process research and development in connection with an acquisition.

     Interest and Other Income, Net. Net interest income was $554,000 and $442,000 in the third quarters of 1997 and 1996, respectively, and $1.5 million and $1.3 million in the first nine months of 1997 and 1996, respectively. Interest and other income primarily represents interest income on funds available for investment.

     Provision for Income Taxes. The provision for income taxes for the first nine months of 1997 was $6.3 million, compared to $4.4 million for the first nine months of 1996. The effective tax rate for the first nine months of 1997 was 37 percent as compared with 38 percent for the comparable period in 1996. This decrease reflects the impact of recent tax law changes primarily related to the research and development credit extension.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash, cash equivalents and marketable securities totaled $67.3 million at September 30, 1997, representing 66 percent of total assets. Cash and cash equivalents are highly liquid with original maturities of ninety days or less. Marketable securities consist mainly of municipal securities. At September 30, 1997, the Company had no long-term debt and stockholders' equity was $83.4 million.

     Cash generated from operations and sales of common stock have been sufficient to finance the Company's operations. Cash, cash equivalents and marketable securities increased $10.2 million during the first nine months of 1997, primarily reflecting net cash provided by operating activities of $13.2 million and proceeds from the issuance of common stock under the Company's stock plans of $2.8 million. These amounts were partially offset by purchases of property and equipment of $5.4 million.

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

     The Company's future revenues are difficult to predict. The Company operates with virtually no order backlog because its software products typically are shipped shortly after orders are received. In addition, the Company does not recognize revenues on sales to domestic distributors until the products are sold through to end users. As a result, product revenues in any quarter are substantially dependent on orders booked and shipped and on sell-through to end users in that quarter. Revenues for any future quarter are not predictable with any significant degree of certainty. Product and software subscription revenues are also difficult to forecast because the network storage management market is rapidly evolving and the Company's sales cycle varies substantially from customer to customer. Royalty and license revenues are substantially dependent upon sales by OEMs of their products that incorporate the Company's software. Accordingly, royalty and license revenues are subject to OEMs' product cycles, which are also difficult to predict. Royalty and license revenues are further impacted by fluctuations in licensing activity from quarter-to-quarter because initial license fees generally are non-recurring and recognized upon the signing of the license agreement. The Company's expense levels are based, in part, on its expectations as to future revenues. If revenue levels are below expectations, operating results are likely to be adversely affected. Net income may be disproportionately affected by a reduction in revenues because a proportionately smaller amount of the Company's expenses varies with its revenues. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Due to all of the foregoing factors, it is possible that in some future quarter the Company's operating results may be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

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

     Software products as complex as those offered by the Company may contain undetected errors or failures when first introduced or as new versions are released. The Company has, in the past, discovered software errors in certain of its new products after their introduction and has experienced delays or lost revenues during the period required to correct these errors. Although the Company has not experienced material adverse effects resulting from any such errors to date, there can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found in new products after commencement of commercial shipments, resulting in loss of or delay in market acceptance, which could have a material adverse effect upon the Company's business, operating results and financial condition.

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

Dependence on Growth in the Network Storage Management Market; General Economic and Market Conditions

     All of the Company's business is in the network storage management market, which is still an emerging market. The Company's future financial performance will depend in large part on continued growth in the number of organizations adopting network storage management solutions for their client/server computing environments. There can be no assurance that the market for network storage management will continue to grow. If the network storage management market fails to grow or grows more slowly than the Company currently anticipates, the Company's business, operating results and financial condition would be materially adversely affected. During recent years, segments of the computer industry have experienced significant economic downturns characterized by decreased product demand, production overcapacity, price erosion, work slowdowns and layoffs. The Company's operations may, in the future, experience substantial fluctuations from period-to-period as a consequence of such industry patterns, general economic conditions affecting the timing of orders from major customers, and other factors affecting capital spending. There can be no assurance that such factors will not have a material adverse effect on the Company's business, operating results or financial condition.

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

PART II:     Other Information

                  Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

       11.1  Statement of Computation of Net Income Per Share

       27.1  Financial Data Schedule

(b) Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGATO SYSTEMS, INC.




Date:  November 13, 1997         /s/ Stephen C. Wise
                                 -------------------

                                 Stephen C. Wise
                                 V.P. of Finance and Chief Financial Officer

                                 (Duly authorized officer and principal
                                 financial and accounting officer)

Exhibit 11.1
                              LEGATO SYSTEMS, INC.
                STATEMENT OF COMPUTATION OF NET INCOME PER SHARE
                      (in thousands, except per share data)

                                                       Three Months Ended           Nine Months Ended
                                                          September 30,               September 30,
                                                       1997          1996           1997         1996
                                                      --------    --------        --------    --------
Primary:

Weighted average common shares outstanding              17,498       16,675         17,312       16,408

Weighted average common equivalent shares                1,357        2,248          1,418        2,268
                                                     ---------    ---------      ---------     --------

Total weighted average common and common
   equivalent shares                                    18,855       18,923         18,730       18,676
                                                     ---------    ---------      ---------     --------

Net income                                           $   4,352    $   2,961      $  10,648     $  5,177
                                                     =========    =========      =========     ========

Net income per share                                 $     .23    $     .16      $     .57     $    .28
                                                     =========    =========      =========     ========


Fully Diluted:

Weighted average common shares outstanding              17,498       16,675         17,312       16,408

Weighted average common equivalent shares                1,555        2,328          1,702        2,345
                                                     ---------    ---------      ---------     --------

Total weighted average common and common
   equivalent shares                                    19,053       19,003         19,014       18,753
                                                     ---------    ---------      ---------     --------

Net income                                           $   4,352    $   2,961      $  10,648     $  5,177
                                                     =========    =========      =========     ========

Net income per share                                 $     .23    $     .16      $     .56     $    .28
                                                     =========    =========      =========     ========