Form 10-K
period 1997-12-31
LEGATO SYSTEMS INC
filed 1998-03-30
CIK 859360

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1997
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to _____ .

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

                         Preferred Share Purchase Rights
                         Common Stock, $.0001 par value
                             (Title of each class).

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


     The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 1998 was approximately $841,756,692. Shares of Common Stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares outstanding of the registrant's common stock as of February 28, 1998 was 18,118,862.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III - Portions of the registrant's definitive Proxy Statement to be issued in conjunction with the registrant's Annual Meeting of Stockholders to be held on May 14, 1998.

                              LEGATO SYSTEMS, INC.
                             FORM 10-K ANNUAL REPORT
                            FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 1997


                                Table of Contents

PART I

Item 1.    Business.......................................................................................   1

Item 2.    Properties.....................................................................................  14

Item 3.    Legal Proceedings..............................................................................  14

Item 4.    Submission of Matters to a Vote of Security Holders............................................  14

Item 4a.   Executive Officers of the Registrant...........................................................  14

PART II

Item 5.    Market for  Registrant's Common Equity and Related Stockholder Matters.........................  15

Item 6.    Selected Consolidated Financial Data...........................................................  16

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations..........  16

Item 8.    Consolidated Financial Statements and Supplementary Data.......................................  21

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........  21

PART III

Item 10.   Directors and Executive Officers of the Registrant.............................................  39

Item 11.   Executive Compensation.........................................................................  39

Item 12.   Security Ownership of Certain Beneficial Owners and Management.................................  39

Item 13.   Certain Relationships and Related Transactions.................................................  39

PART IV

Item 14.   Exhibits, Financial Statement Schedule and Reports on Form 8-K.................................  40

Signatures ...............................................................................................  44

                                     PART I


ITEM 1.  BUSINESS


     The discussion in this report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this item under the heading "Risk Factors" as well as those discussed elsewhere in this Report, and the risks discussed in the Company's Securities Exchange Commission filings.

     Legato Systems, Inc. ("Legato" or the "Company") was incorporated in Delaware in September 1988. The Company develops, markets and supports network storage management software products for heterogeneous client/server computing environments. The Company believes it is currently a technology leader in the network storage management software market because of the scalability, heterogeneity, performance, ease of use and central administration of its software products. The Company's NetWorker family of products and Global Enterprise Management Systems ("G.E.M.S.") software supports many storage management server platforms and can accommodate a variety of clients, servers, applications, databases and storage devices. The Company's long term strategy is to create an integrated set of solutions centered around storage management that enhance and simplify network computing as a whole.


     The Company utilizes multiple distribution channels, including resellers, OEMs and direct sales, as a part of the Company's strategy to achieve comprehensive coverage in the market. The Company licenses its source code to leading computer system and software suppliers, including Amdahl, Banyan, Data General, Digital, ICL, Nihon-Unisys, NEC, Siemens Nixdorf, Silicon Graphics, Sony, Sun Microsystems, Tandem and Unisys, which port the products to their proprietary platforms, sell the products through their direct and indirect distribution channels and provide primary support for the products after installation. These relationships enable the Company to reach a broad customer base, while reducing development, support and product costs. The Company also has established strategic partnerships with Hewlett-Packard, Informix, Netscape and Oracle.

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


     Scalability. The Company's storage management architecture, also referred to as Enterprise Storage Management Architecture ("ESMA"), is designed to be scalable so that it can grow with an expanding network and accommodate a wide range of storage management needs. The Company's storage server family can be configured or expanded to meet the storage requirement needs of a changing and dynamic network. The Company's architecture is modular, so that clients, servers and storage devices can be upgraded or added without requiring redesign of the entire system. An existing server can be quickly upgraded to a more powerful server with minimal modification. Furthermore, the Company's architecture can adapt to growing networks with its ability to easily add clients to a given storage management server. For example, a single NetWorker storage management server has been employed to manage data located on hundreds of clients ranging from desktop computers to large file servers.

     Heterogeneity. The Company's storage management solutions are designed to support a wide range of servers, clients, applications, databases and storage devices. Servers, clients, applications, databases and storage devices supported by the Company's BusinesSuite products include Informix, Microsoft Exchange, Microsoft SQL, Oracle, SAP R/3 and Sybase. The Company's family of storage management server products operates on NetWare, Windows NT, and UNIX systems (Solaris, AIX, HP-UX and SCO UNIX), as well as on UNIX systems and Windows NT offered by the Company's OEMs such as Banyan, Data General, Digital, ICL, NEC, Siemens Nixdorf, Silicon Graphics, Sony, Sun Microsystems, Tandem and Unisys. Server and desktop computer clients supported include DOS, NetWare, Macintosh, OS/2, UNIX, Vines, Windows and Windows NT. Storage devices supported include all popular tape drives, and optical and tape robotic storage devices. All NetWorker server platforms inter-operate with all supported clients. As a result, customers can mix and match clients and servers as necessary to meet their specific requirements.


     Performance. Organizations usually need to accomplish storage management functions (which tend to consume network bandwidth as large amounts of data are transferred over the network) during a network's off-peak hours. The Company's NetWorker storage management server can process data from many clients in parallel, allowing high volumes of network data to be managed within stringent time constraints. NetWorker is designed to take advantage of improvements in the physical environment to deliver higher performance. As networks employ higher-speed computers, faster and increased capacity storage devices and higher bandwidth networking technologies, NetWorker can exploit these capabilities to move data quickly. In 1996, the Company began shipping a series of optimized storage servers, Power Edition, which is based upon its core technology and is targeted for very large databases or data centers that further increases the performance and scalability of the Company's products.

     Ease of Use. The Company's storage management solutions have been designed to be easy to use for both network administrators and end users. The Company's architecture permits a network administrator to perform the storage management function for the entire network either from the storage server or a client. The network administrator can access the Company's products through a number of graphical user interfaces, including Windows, Windows NT and Motif. Network administrators can also automate their storage operations by adding robotic storage libraries, further reducing the need for human intervention. Finally, the Company's architecture supports a simple user interface that permits end users to access or recover copies of their files without the need for intervention by the network administrator.


     Central Administration. The Company's recently shipped G.E.M.S. product allows information system organizations the ability to globally manage hundreds and even thousands of Networker storage servers. G.E.M.S. provides services such as policy management, software distribution, universal licensing and advanced media management and can be integrated with management frameworks including CA Unicenter, HP Openview, Siemens Transview, Sun Enterprise Manager and Tivoli TME.

Architecture

     The most basic function of a storage management system is data protection. The process of data protection involves making backup copies of data stored on hard disks onto low-cost, high capacity removable media such as tapes and optical disks.


     The Company's extensible architecture provides reliable data protection services. Data may be managed according to the application that produces it. For example, a relational database may be frequently updated. To back up this kind of database efficiently, it is necessary to understand how the database is constructed, so that a consistent copy of the database can be made while it is undergoing change and while the database is "on-line." The Company's architecture can accommodate the data produced by different applications because of its Application Specific Module ("ASM") technology. Each ASM can be tailored to the specific storage management needs of a particular kind of application data, and all ASMs are implemented using a modular architecture designed to permit new ASMs to be easily integrated into the Company's storage offerings.


     Once data is read from the client hard disk, it is transmitted to the storage management software that resides on the storage server using industry-standard communications protocols such as TCP/IP and SPX/IPX. A high-performance, integrated database is fundamental to the storage management server engine. This database has two roles: to keep track of where the storage management server has stored the data, and to keep track of what data is stored. The Company's architecture makes it possible for clients to query the database as to what data is under management and to access this data themselves. This enables novice users to directly access the system, thereby reducing the burden on network administrators.

     One of the most critical ways the Company's architecture achieves its ability to accommodate an increasing number of clients while retaining high performance is by implementing parallel data transfers from the clients to the storage management server in the same way that adding more tellers to serve customers allows a bank to process more transactions in the same amount of time. When an additional client's data is managed, it may be scheduled for processing by the storage management server at the same time as the data from other clients. Thus, one slow client need not slow down the entire storage management process. The Company's architecture achieves this parallelism by writing multiple client data streams to the tape simultaneously. This allows the full bandwidth of the tape drive to be used as the data from many clients can be delivered to the tape drive in the same amount of time as the data from one client. As a result, one high-capacity tape drive can be shared effectively by more than one client on the network, and therefore, it may not be necessary to purchase several tape drives to accomplish data protection in the required amount of time.


     An increasingly important function of the architecture to some end users is to facilitate the management of data according to its criticality. As an example, a set of quarterly reports may be grouped together and filed away. This data may not need to be accessed on a regular basis, but may need to be retrievable for a period of years because of certain regulatory requirements. This class of data is termed "archive" data, because it may be filed away for future reference and need not be kept on-line. When archived data is needed, it must be explicitly retrieved, typically from offsite storage. It is also possible to archive data in such a way that it appears to be on-line, when it in reality is stored elsewhere. This process is referred to as "hierarchical storage management." The indexing technology embedded within the Company's storage products is designed to support the management of protected, archived, and hierarchically managed data.


     To reduce the burden on expensive administrative staff, the Company's architecture allows the storage management server to be managed remotely, from an easy-to-use, graphical user interface familiar to the administrator. The use of a common administrative protocol developed by the Company greatly facilitates the development of diverse user interfaces that support remote administration. The Company's family of storage management products can also automate a wide range of storage management functions and can employ robotic storage devices to remove the need for human intervention to retrieve a particular piece of removable storage media.

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

     NetWorker for UNIX is licensed by the number of clients to be supported and has the following storage management server options available: (i) Client Connections - the ability to increase the number of clients of the storage management server beyond the ten supported by the base product; (ii) Archive - the ability to archive data; (iii) Autochanger - the ability to employ tape and optical jukeboxes of varying capacities; (iv) StorSuite - the ability to manage migrated files to less costly media; (v) BusinesSuite - the ability to utilize a family of add-on modules tailored for databases and business applications; (vi) SNMP Modules - the ability to integrate with leading system management offerings; (vii) Silo Support - the ability to leverage mainframe-class storage silos; (viii) High Speed Device Support - the ability to utilize high speed devices; (ix) Storage Nodes - the ability to perform very high-speed backup locally which is managed centrally.

     NetWorker for Windows NT is Microsoft BackOffice certified and licensed by the number of clients to be supported and it has the following storage management server options available: (i) Client Connections - the ability to increase the number of clients of the storage management server beyond the ten supported by the base product; (ii) Archive - the ability to archive data; (iii) Autochanger - the ability to employ tape and optical jukeboxes of varying capacities; (iv) BusinesSuite - the ability to utilize a family of add-on modules tailored for databases and business applications such as SQL Server and Exchange Server; (v) SNMP Module - the ability to integrate with leading system management offerings; and (vi) Open File Manager - the ability to protect open files.

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

     NetWorker for server software has an entry end user list price from $2,000 to $6,000, while a fully configured NetWorker system can have an end user list price of over $100,000.

Sales and Marketing

     The Company's strategy is to deploy a comprehensive sales, marketing and support infrastructure to meet the storage management needs of users of complex client/server networks, both in North America and overseas. The Company uses multiple distribution channels to reach end user customers, which range in size from individual corporate departments or small businesses to large multinational corporations. Network storage management software may be utilized in a broad range of industries. The range of distribution channels includes resellers, OEMs and direct sales. The Company has established regional sales offices to increase the effectiveness of and support to the Company's channel partners. The Company has recently established a dedicated sales force to penetrate large enterprise-wide opportunities.

Resellers

     North America Premier Reseller Program. The Company's North America Premier Reseller program is a significant source of revenue in North America. The Premier Reseller program enables third-party integrators specializing in storage management and client/server network solutions to provide end user customers with complete solutions, including systems and storage hardware, complementary software and the Company's software. The reseller is responsible for managing the sales and installation process in each customer situation. In large, complex opportunities, the Company's support personnel work with the reseller to provide technical support. This approach enables the Company to cost effectively achieve broader market coverage, while maintaining close contact with end user customers in order to obtain input on product direction and to monitor customer satisfaction. The Company provides sales and pre-sale technical support to business partners and end user customers from the Company's headquarters in Palo Alto and from regional offices in the Boston, Chicago, Dallas, Los Angeles, New York, Seattle, Toronto, and Washington, D.C. metropolitan areas.


     North America Distributor Program. To further expand coverage in the marketplace, the Company sells its products to large regional and national distributors who sell the Company's products to resellers with expertise in integrating network solutions for end users. The Company provides support to these network solutions resellers. The Company currently has relationships with various major distributors, including Access Graphics, Anthem Electronics, Gates/Arrow, Ingram Micro, TechData and Tenex Data.


     International Reseller and Distributor Programs. The Company has similar reseller and distributor programs internationally. The Company currently operates regional offices for the United Kingdom (London), Central Europe (Munich), Southern Europe (Paris), Scandinavia (Sweden) and Benelux (Amsterdam) to support resellers and distributors throughout Europe. The Company also has opened sales offices in Australia and Japan for sales and support to the Pacific Rim. Sales and support to Latin America are headquartered out of Miami.


     International product sales were $19.8 million, $10.7 million and $4.7 million, representing 24 percent, 20 percent and 16 percent of total revenues in 1997, 1996 and 1995, respectively. The majority of international sales during these periods were made in Europe and Canada. The Company believes that international markets present an attractive growth opportunity and is expanding the scope of its international operations. The Company has engaged, and intends to add, international resellers and distributors in targeted countries and is developing joint marketing programs with certain resellers and distributors. To facilitate penetration in certain markets, the Company, on its own and in cooperation with certain international distributors, is in the process of localizing certain of its products to targeted languages.


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

OEMs


     Source Code OEM Program. The source code OEM program generates significant royalty revenues for the Company. Under this program, the Company licenses its software products, in source code form, to leading computer system and software suppliers from which the Company receives an initial license fee and ongoing royalty revenue. The OEM partner is then responsible for porting the Company's software to its unique operating system environment, testing it, selling it through the OEM partner's direct sales force and distribution channels and providing the primary customer support after installation. The OEM partners generally have exclusive rights to the products on their proprietary platforms (subject to certain minimum royalty obligations), but in certain cases, work cooperatively to incorporate their enhancements into the Company's storage products on an ongoing basis. The benefit of this approach for end users is that they can acquire the Company's family of storage management products as part of a complete systems solution from a single vendor, with such vendor providing a single point of contact for customer support. The benefit to the Company has been access to its OEM partners' customer bases, both in North America and overseas, without a commensurate investment in fixed expense. The Company currently has source code OEM agreements in place with several computer system and software suppliers, including Amdahl, Banyan, Data General, Digital, ICL, Nihon-Unisys, NEC, Siemens Nixdorf, Silicon Graphics, Sony, Sun Microsystems, Tandem and Unisys.


     Strategic Partner Program. The Strategic Partner program is an alternative to the source code OEM program for major system providers who wish to offer the Company's products along with theirs, but prefer not to make an investment in enhancing the base Legato product. For example, SunSoft, a private label reseller, licenses the object code for the standard Legato products and sells and supports the products under the SunSoft logo as described above for the source code OEM program. The Company also has established strategic partnerships with Hewlett-Packard, Informix, Netscape and Oracle.


     The source code OEMs and strategic partner programs accounted for approximately $16.7 million, $12.9 million and $8.4 million in 1997, 1996 and 1995, respectively. SunSoft accounted for approximately 11 percent of total revenues for each of the years ended December 31, 1997, 1996 and 1995. There can be no assurance that such customers, including SunSoft will continue to account for a significant percentage of the Company's revenues in the future. The Company is currently investing, and intends to continue to invest, significant resources to develop this channel, which could materially adversely affect the Company's operating margins. There can be no assurance that the Company will be successful in its efforts to increase the revenues represented by this channel. The Company is dependent upon its OEMs' ability to develop new products, applications and product enhancements on a timely and cost-effective basis that will meet changing customer needs and respond to emerging industry standards and other technological changes. There is no assurance that the Company's OEMs will effectively meet these technological challenges. These OEMs are not within the control of the Company, may incorporate into their products the technologies of other companies in addition to those of the Company and are not obligated to purchase products from the Company. There can be no assurance that any OEM will continue to carry the Company's products, and the inability to recruit, or the loss of, important OEMs could materially adversely affect the Company's business, operating results and financial condition.


Enterprise Sales and Marketing

     Enterprise Sales Program. As storage management applications increase in strategic importance to major enterprises, the Company has recognized the need to establish even closer relationships with its largest corporate clients. Customers participating in the Company's enterprise sales program have an assigned salesperson and Company executive contact, participate in the Company's technical exchange program and work closely with the Company to develop large projects for installations over a period of time. The enterprise sales representatives coordinate business partner activity across the customer's enterprise and closely monitors customer satisfaction.

     Corporate Marketing. The Company supports its resellers and OEMs with extensive marketing programs designed to establish the Company's image in key markets and to generate end user demand. The Company participates in trade shows and advertises in key network systems publications and on the Internet. Leads are qualified by the Company's inside sales staff and provided to its channel partners. Additionally, resellers and distributors are provided with promotional and educational materials and can qualify for market development funding for specific promotional activities tailored for their solutions and geography.

Customer Service and Support

     The Company employs systems engineers who work closely with the Company's direct sales personnel to assist resellers and end users with pre-sales and post-sales support matters. In addition, Legato employs a centralized support organization which provides customers with technical support, education, training and consulting services.


     Technical Support. The Company offers software updates, telephone and electronic support and on-site reviews to its customers. Customers who register the Company's products receive software updates and technical support free of charge for one month after initial purchase. Beyond the initial one month period, customers may purchase remote technical support and software updates as needed. Customers also have the option to purchase annual Software Subscriptions that extend the covered support period for an additional 12 month period. Software Subscription customers receive software updates and telephone or electronic support from 6 a.m. to 6 p.m. Pacific time. Software Subscription annual fees are generally equivalent to 18 percent of the current list price of the products under license to such customers. The Company also offers premium technical support, which includes a one year contract covering five-day, 24-hour technical phone support, one annual on-site review, and a monthly teleconference with a designated Senior Legato Technical Engineer and Problem Escalation Manager. Premium technical support pricing begins at $20,000 per year, in addition to the basic software subscription fee. Premium technical support customers have the option to purchase seven-day, 24-hour technical phone support for an incremental cost of $10,000 per year. The customer service and support organization consists of an experienced staff of technical support engineers providing telephone and electronic support via electronic mail, facsimile and CompuServe from the Company's offices in Palo Alto, California and Toronto, Canada. The sales and customer support organizations at the Company work closely together to ensure overall customer satisfaction.


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


     Education and Training. The Company offers education and training to end users and resellers. Training classes are offered through in-house facilities at the Company's offices in Palo Alto, as well as at off-site locations. The Company also provides on-site training services upon request by customers. Fees for education and training services are charged separately from the Company's software products. Although the Company intends to add education and training personnel in order to meet customer needs, there can be no assurance that these efforts will be successful. If the Company's efforts are not successful, it could have a potential adverse effect on the Company's business, operating results and financial condition.

     Consulting. The Company's consultants are available to work closely with customers' information systems organizations. These consulting services generally consist of assisting customers in setting up more complex installations or tailoring the Company's software products to achieve higher performance or a higher degree of automation. Fees for consulting services are charged separately from the Company's software products. While the Company continues to allocate resources in order to provide customers with additional value-added services, there can be no assurance that these efforts will be successful. Although the Company intends to add consulting personnel in order to meet customer needs, there can be no assurance that these efforts will be successful. If the Company's efforts are not successful, it could have a potential adverse effect on the Company's business, operating results and financial condition.


Research and Development

     Since its  inception,  the  Company  has made  substantial  investments  in product development. In addition, the Company receives the benefits of additional testing and product enhancements from each source code OEM's development group. The Company's future success will depend upon its ability to develop and introduce new software products (including new releases, applications and enhancements) on a timely basis that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of its customers. In particular, the Company's strategy is to continue to leverage the NetWorker architecture to enhance the functionality of the product through new releases, applications and product enhancements to meet the ongoing storage management requirements of its customers. There can be no assurance that the Company will be successful in developing and marketing new products that respond to technological change or evolving industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products, or that its new products will adequately meet the requirements of the marketplace and achieve market acceptance. If the Company is unable, for technological or other reasons, to develop and introduce new products in a timely manner in response to changing market conditions or customer requirements, the Company's business, operating results and financial condition will be materially adversely affected.

     As part of the Company's ongoing development process, the Company released several new versions of NetWorker during 1997, and intends to release additional versions of NetWorker, generally on an annual basis. In addition, the Company released several new products, including new high performance database backup modules, called BusinesSuite, for Oracle, Informix and SQL, as well as modules for backup of SAP R/3 applications and Microsoft Exchange. Also, the Company released an expanded set of autoloader support including mainframe silos and high speed devices aimed at enterprise installations. Finally, the Company released a new optimized server platform, Power Edition, for very large databases. Some of the Company's competitors currently offer certain of these potential new products. Due to the complexity of client/server software and the difficulty in gauging the engineering effort required to produce these potential new products, such potential new products are subject to significant technical risks. There can be no assurance that such potential new products will be introduced on a timely basis or at all.


     The Company has development centers in Palo Alto, California, Seattle, Washington and Burlington, Canada. Total expenses for research and development were $14.4 million, $9.2 million and $4.5 million in 1997, 1996 and 1995, respectively. The Company anticipates that it will continue to commit substantial resources to research and development in the future. To date, the Company's development efforts have not resulted in any capitalized software development costs.


Competition

     The network storage management market is intensely competitive, highly fragmented and characterized by rapidly changing technology and evolving standards. Competitors vary in size and in the scope and breadth of the products and services offered. The Company's major competitors on the Novell NetWare and Windows NT platforms include Computer Associates (Cheyenne Software) and Seagate (Palindrome and Arcada); on the Sun Solaris/SunOS platform include Veritas, Peripheral Devices (Delta Microsystems), Software Moguls, EMC2 (Epoch), Spectra Logic and Computer Associates (Legent/Lachman); on the AIX platform include IBM; and on the HP-UX platform include Hewlett Packard. In the future, as the Company enters new markets, the Company expects that such markets will have additional, market-specific competitors. In addition, many of the Company's existing competitors are broadening their platform coverage. The Company also expects increased competition from systems and network management companies, especially those that have historically focused on the mainframe market and are broadening their focus to include the client/server market. In addition, because there are relatively low barriers to entry in the software market, the Company expects additional competition from other established and emerging companies. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect the Company's business, operating results and financial condition.

     The Company believes that the principal competitive factors affecting its market include product features (such as heterogeneity, scalability, performance, ease of use and central administration), brand name recognition, quality, price, customer service and support and the effectiveness of sales and marketing efforts. Although the Company believes that its products currently compete favorably with respect to certain of these factors, there can be no assurance that the Company can maintain its competitive position against current and potential competitors, especially those with significantly greater financial, marketing, service, support, technical and other resources.

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

Employees

     As of December 31, 1997, the Company had a total of 457 employees. Of the total, 171 were in sales and marketing, 138 in research and development, 59 in finance and administration, 57 in customer service and support, 19 in consulting and educational services and 13 in operations. The Company's future success depends in significant part upon the continued service of its key technical and senior management personnel and its continuing ability to attract and retain highly qualified technical and managerial personnel. Competition for such personnel is intense, and there can be no assurance that the Company can retain its key technical and managerial employees or that it can attract, assimilate or retain other highly qualified technical and managerial personnel in the future. None of the Company's employees are represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

Risk Factors

     In addition to the other information in this Report, the following risk factors should be considered carefully in evaluating the Company and its business:

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

Competition


     The network storage management market is intensely competitive, highly fragmented and characterized by rapidly changing technology and evolving standards. Competitors vary in size and in the scope and breadth of the products and services offered. The Company's major competitors on the Novell NetWare and Windows NT platforms include Computer Associates (Cheyenne Software) and Seagate (Palindrome and Arcada); on the Sun Solaris/SunOS platform include Veritas, Peripheral Devices (Delta Microsystems), Software Moguls, EMC2 (Epoch), Spectra Logic and Computer Associates (Legent/Lachman); on the AIX platform include IBM; and on the HP-UX platform include Hewlett Packard. In the future, as the Company enters new markets, the Company expects that such markets will have additional, market-specific competitors. In addition, many of the Company's existing competitors are broadening their platform coverage. The Company also expects increased competition from systems and network management companies, especially those that have historically focused on the mainframe market and are broadening their focus to include the client/server market. In addition, because there are relatively low barriers to entry in the software market, the Company expects additional competition from other established and emerging companies. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect the Company's business, operating results and financial condition.

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


Year 2000 Compliance


     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than two years, computer systems and/or software used by many companies will need to be upgraded to comply with such "Year 2000" requirements. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance. Management does not anticipate that the Company will incur significant operating expenses or be required to invest heavily in computer systems improvements to be Year 2000 compliant. Although the Company believes its software products are Year 2000 compliant, there can be no assurance that the Company's software products contain all the necessary software routines and programs for the accurate calculation, display, storage and manipulation of data involving dates. The Company believes that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues as companies expend significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase products such as those offered by the Company. The occurrence of any of the foregoing could have a material adverse effect on the Company's business, operating results or financial condition.

     Although the Company believes the software and hardware it uses internally comply with Year 2000 requirements and is not aware of any material operational issues or costs associated with preparing its internally used software and hardware for the Year 2000, there can be no assurances that the Company will not experience serious, unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in its internal systems. The occurrence of any of the foregoing could have a material adverse effect on the Company's business, operating results or financial condition.


Possible Volatility of Stock Price


     The trading price of the Company's common stock has been subject to wide fluctuations in 1997. The trading price of the Company's common stock could be subject to wide fluctuations in the future in response to quarterly variations in operating results, announcements of technological innovations or new products, applications or product enhancements by the Company or its competitors, changes in financial estimates by securities analysts and other events or factors. In addition, the stock market has experienced volatility that has particularly affected the market prices of equity securities of many high technology companies and that often has been unrelated to the operating performance of such companies. These broad market fluctuations may adversely affect the market price of the Company's common stock.

ITEM 2.  PROPERTIES


     The Company's principal administrative, sales, marketing, research and development facility is located in approximately 96,000 square feet of space in Palo Alto, California. This facility is leased through September 2006. The Company currently leases other domestic sales offices throughout the United States, as well as international offices in Australia, Belgium, Canada, England, France, Germany, Holland, Hong Kong, Japan and Sweden.


ITEM 3. LEGAL PROCEEDINGS


     The Company is engaged in certain legal and administrative proceedings incidental to the Company's business, the outcome of which, individually or in the aggregate, is not expected to have a material adverse effect on the Company's business, results of operations or financial condition.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1997.

ITEM 4a.  EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below are biographical summaries of the executive officers of the Company as of December 31, 1997:


     Louis C. Cole, 54, joined the Company as President, Chief Executive Officer and a Director in June 1989. Since April 1995, Mr. Cole has also served as Chairman of the Board. Before joining the Company, from March 1987 until July 1988, Mr. Cole served as Executive Vice President responsible for all operating divisions of Novell, Inc. ("Novell"), a publicly held manufacturer of computer networking and software products. Mr. Cole serves as a director of Qualix Group, Inc. and Rogue Wave Software, both publicly held software companies. Mr. Cole holds a B.S. in mathematics and education from Pennsylvania State University at Edinboro.

     Kent D. Smith, 48, has served as Executive Vice President and Chief Operating Officer of the Company since May 1996. He served as Executive Vice President of Customer Operations from March 1995 to May 1996. Before joining the Company, from March 1994 until March 1995, Mr. Smith served as Vice President of Emerging Markets at VeriFone, Inc. ("VeriFone"), a publicly held transaction automation company. Prior to joining VeriFone, Mr. Smith held a range of sales and marketing positions in the United States and overseas with IBM Corporation ("IBM"), a publicly held manufacturer of computers and related products, from 1974 to 1994. Mr. Smith holds a B.A. in German from California State University at Fullerton and an M.B.A. from the University of Southern California.


     Stephen C. Wise, 43, joined the Company in September 1996 as Senior Vice President of Finance and Administration and Chief Financial Officer. Before joining the Company, Mr. Wise served as Senior Vice President, Finance at Novell from December 1993 to September 1996. He was Vice President and Corporate Controller of Novell from January 1991 to December 1993 and was Vice President, Accounting and Planning from January 1990 to January 1991. Mr. Wise holds a B.S. in Accounting from San Jose State University and an M.B.A. from Santa Clara University.

     Nora M. Denzel, 35, joined the Company in January 1997 as Senior Vice President of Product Operations. Before joining the Company, Ms. Denzel served as the director of IBM's storage management software products and held a range of operations, development and marketing positions with IBM from 1984 to 1996. Ms. Denzel holds a B.S. in Computer Science from the State University of New York and an M.B.A. from Santa Clara University.


     John Ferraro, 36, joined the Company in December 1997 as Senior Vice President of Worldwide Sales Operations. Before joining the Company, Mr. Ferraro held the position of Vice President of Sales for Unison Software, a publicly held network management software company, where he was responsible for developing the North America sales organization on both a direct and channel basis from December 1994 to December 1997. Prior to that, Mr. Ferraro's experience includes seven years in sales and management at Computer Associates, as Vice President of the Systems Management division. Mr. Ferraro holds a B.S. in Accounting from the University of Colorado.


                                                      PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The common stock of the Company is traded on the Nasdaq National Market under the symbol LGTO. The Company completed its initial public offering and commenced trading of its common stock on July 6, 1995. The following table sets forth the high and low closing sales prices of the Company's common stock from July 6, 1995 through December 31, 1997. Such prices represent prices between dealers, do not include retail mark-ups, mark-downs or commissions and may not represent actual transactions.

     Share prices have been adjusted to reflect the two-for-one split of the Company's common stock which was effected July 5, 1996.
                                                  High                Low
           Fiscal 1995
           Third Quarter*                        $14.75              $11.50
           Fourth Quarter                        $19.88              $11.50
           Fiscal 1996
           First Quarter                         $21.50              $11.63
           Second Quarter                        $27.50              $17.50
           Third Quarter                         $48.00              $18.25
           Fourth Quarter                        $47.00              $26.75

           Fiscal 1997
           First Quarter                         $32.88              $16.13
           Second Quarter                        $24.88              $11.00
           Third Quarter                         $35.75              $17.38
           Fourth Quarter                        $46.63              $32.25


           *Commencing July 6, 1995

     As of February 28, 1998, there were approximately 75 holders of record of the Company's common stock. The Company believes that a significant number of beneficial owners of its common stock hold shares in street name.

     The Company has never paid a cash dividend on its common stock and does not intend to pay cash dividends on its common stock in the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

Five Year Summary

                                                                           December 31,
                                                      1997       1996           1995          1994          1993
                                                  --------      --------      --------       -------       -----
                                                                (in thousands, except per share amounts)

Revenues........................................  $ 81,834      $ 54,249      $ 29,777       $16,405       $ 12,152
Gross profit....................................    72,675        49,132        26,734        14,403          9,796
Income from operations..........................    22,690        13,334         7,382         1,574            268
Net income......................................    15,658         8,620         5,831         1,773            176
Net income per share - basic (1)................      0.90          0.52          0.59          0.46           0.05
Shares used in per share calculations - basic (1)   17,410        16,549         9,962         3,850          3,796
Net income per share - diluted (1)..............      0.83          0.46          0.39          0.15           0.01
Shares used in per share calculations-diluted (1)   18,863        18,771        15,109        11,836         11,864
Cash, cash equivalents and investments..........    71,409        57,081        49,526         4,031          1,173
Working capital.................................    70,871        51,925        38,896         3,113          1,409
Total assets....................................   113,765        83,142        58,827         8,274          4,883
Retained earnings (accumulated deficit).........    27,466        11,808         3,188        (2,643)        (4,416)
Total stockholders' equity......................    92,792        68,388        50,542         4,145          2,347

----------

(1) See Note 1 of Notes to Consolidated Financial Statements


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The discussion in this report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The Company's actual results could differ materially from those discussed. Factors that could cause or contribute to such differences include, but are not limited to, those discussed elsewhere in item 1 under the heading "Risk Factors" as well as those discussed elsewhere in this Report, and the risks discussed in the Company's Securities Exchange Commission filings.


Results of Operations

Overview


     The Company develops, markets and supports network storage management software products for heterogeneous client/server computing environments. The Company's NetWorker family of software products, from which the Company derives a substantial majority of its revenues, supports many storage management server platforms and can accommodate a variety of servers, clients, applications, databases and storage devices. The Company licenses its products through resellers and directly to end users in North America, Europe and Asia Pacific. The Company also licenses its source code in exchange for initial licensing fees to original equipment manufacturers ("OEMs") and receives ongoing royalties from the OEMs' product sales. Substantially all of the OEMs are large computer system and software suppliers located in the United States, Europe and Asia Pacific.


     Selected elements of the Company's consolidated financial statements are shown below for the last three years as a percentage of total revenues and as a percentage change from year to year.

                                                                                                % Increase
                                                         % of Total Revenues                 1997          1996
                                                      Years Ended December 31,            Compared     Compared
                                                  1997          1996           1995        to 1996       to 1995
                                                ----------    ----------    ----------    --------       -------

Revenues:
    Product and other                                 60.3%         59.3%         57.0%         54%           89%
    Royalty and license                               20.4          23.7          28.4          29            52
    Software subscription                             19.3          17.0          14.6          71           112
                                                ----------    ----------    ----------      ------        ------
       Total revenues                                100.0         100.0         100.0          51            82

Cost of revenues:
    Product and other                                  5.8           3.8           4.7         126            49
    Software subscription                              5.4           5.6           5.5          46            84
                                                ----------    ----------    ----------      ------        ------

Gross profit                                          88.8          90.6          89.8          48            84

Operating expenses:
    Research and development                          17.6          17.0          15.0          57           106
    Sales and marketing                               34.5          31.7          36.4          64            59
    General and administrative                         7.6          11.9          13.6          (4)           59
    Amortization of intangibles                        1.4           2.0            --           2            --
    In-process research and development                 --           3.4            --        (100)           --
                                                ----------    ----------    ----------      -------       ------
       Total operating expenses                       61.1          66.0          65.0          40            85
                                                ----------    ----------    ----------      ------        ------

Income from operations                                27.7          24.6          24.8          70            81

Interest income, net                                   2.6           3.3           4.0          21            52

Provision for income taxes                            11.2          12.0           9.2          41           138
                                                ----------    ----------    ----------      ------        ------

Net income                                            19.1%         15.9%         19.6%         82%           48%
                                                ==========    ==========    ==========      ======        ======


Revenues

     Total revenues were $81.8 million, $54.2 million and $29.8 million in 1997, 1996 and 1995, respectively, representing an increase of 51 percent from 1996 to 1997 and 82 percent from 1995 to 1996. The increases principally reflect increased licensing of the Company's products, increased sales of software subscriptions, as well as increased royalty revenue.

     Product and Other Revenues. Product and other revenues were $49.4 million, $32.1 million and $17.0 million in 1997, 1996 and 1995, respectively, representing increases of 54 percent from 1996 to 1997 and 89 percent from 1995 to 1996. The increases in product and other revenues from 1996 to 1997 and from 1995 to 1996 primarily represent the continued acceptance of the Company's products. Other revenues were less than 5 percent of product and other revenues in 1997, 1996 and 1995. Product revenues are generally recognized upon shipment of the product, unless the Company has significant future obligations, in which case revenues are recognized when such obligations are satisfied. Sales to domestic distributors are recognized upon sale by the distributors to their customers. Other revenues are generally recognized when services are performed. Prior growth rates of the Company's product and other revenues are not indicative of future software subscription revenue growth rates and may not be sustainable in the future.


     Royalty and License Revenues. Royalty and license revenues were $16.7 million, $12.9 million and $8.4 million in 1997, 1996 and 1995, respectively, representing increases of 29 percent from 1996 to 1997 and 52 percent from 1995 to 1996. Royalty fees were $15.9 million, $11.2 million and $7.6 million in 1997, 1996 and 1995, respectively, and license fee revenue was $750,000, $1.7 million and $850,000 in 1997, 1996 and 1995, respectively. The increases in royalty and license revenues from 1996 to 1997 primarily relate to increased royalties from product sales by SunSoft and other OEMs. The increase in royalty and license revenues from 1995 to 1996 is attributable to increased royalties from product sales by SunSoft and increased licenses from new OEMs and licenses from existing OEMs adding NetWorker for the Windows NT platform to their product offerings. Generally, the Company's license agreements provide for an initial non-recurring license fee, with subsequent royalty payments based upon future sales of the licensees' product. There is typically a time lag from the consummation of the license arrangement until the receipt of royalty payments, due to the OEMs' product development cycles. Initial license fees are generally recognized upon shipment of the product, unless the Company has significant future obligations, in which case revenues are recognized when such obligations are satisfied. Royalty revenues are recognized upon receipt of quarterly royalty reports from source code OEMs and SunSoft with respect to their product sales for the previous quarter. Prior growth rates of the Company's royalty and license revenues are not indicative of future software subscription revenue growth rates and may not be sustainable in the future.


     Software Subscriptions. Software subscription revenues were $15.8 million, $9.2 million and $4.4 million in 1997, 1996 and 1995, respectively, representing increases of 71 percent from 1996 to 1997 and 112 percent from 1995 to 1996. This growth was primarily due to the increase in the number of registered customers for the Company's products electing to subscribe to maintenance and support contracts as well as the renewal of software subscriptions after the initial one-year term and increased internal staffing for software subscription sales. Software subscription fees for ongoing customer support and product updates are collected in advance and are recognized ratably over the period of the contract. Prior growth rates of the Company's software subscription revenues are not indicative of future software subscription revenue growth rates and may not be sustainable in the future.

     International product sales accounted for 24 percent, 20 percent and 16 percent of total revenues in 1997, 1996 and 1995, respectively. The increasing volume of international sales was primarily attributable to an increase in the market acceptance of the Company's products overseas, an increase in the number of international sales offices, and an increase in the number of international distributors and resellers marketing the Company's products. The majority of international sales during these periods were made in Europe and Canada. The Company established a sales office in Germany during 1994, sales offices in France, England and Australia during 1995, sales offices in Canada and the Netherlands during 1996, and sales offices in Japan and Sweden during 1997. The Company believes that its continued growth and profitability will require further expansion of its international operations. In order to successfully expand international sales in 1998 and subsequent periods, the Company must continue to establish additional foreign operations, hire additional personnel and recruit additional international resellers. This will require significant management attention and financial resources and could materially adversely affect the Company's operating results. To the extent that the Company is unable to effect these additions in a timely manner, the Company's growth, if any, in international sales will be limited, and the Company's business, operating results and financial condition could be materially adversely affected. In addition, there can be no assurance that the Company will be able to maintain or increase international market demand for the Company's products. The Company's international sales are currently denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make the Company's products more expensive and, therefore, potentially less competitive in those markets. In some markets, localization of the Company's products is essential to achieve market penetration. The Company may incur substantial costs and experience delays in localizing its products, and there can be no assurance that any localized product will ever generate significant revenues.

Gross Profit

     Gross profit was $72.7 million, $49.1 million and $26.7 million, representing 88.8 percent, 90.6 percent and 89.8 percent of total revenues in 1997, 1996 and 1995, respectively. The increases in total gross profit were attributable to the higher levels of revenues from all sources, including royalties and licenses, which do not generate any material cost of revenues.

     Gross profit from product and other revenues was $44.7 million, $30.1 million and $15.6 million, representing 90.4 percent, 93.5 percent and 91.8 percent of product and other revenues in 1997, 1996 and 1995, respectively.
Gross profit from product and other revenues consists of product and other revenues less the related cost, which consists primarily of product media, documentation and packaging costs, and the costs of providing certain training and consulting. The decrease in gross profit from product and other revenues as a percentage of product and other revenues in 1997 from the same period in 1996 was primarily due to increases in training and consulting costs. In the first three quarters of 1996, product costs include clinical research expenses, reflecting the principal activity of Innovus, Inc., which was acquired along with Innovus Technologies, Inc. in January 1996. Substantially all of the net assets of Innovus, Inc., the Company's clinical research business, were sold in September 1996 and the Company has discontinued all clinical research activities. The discontinuance did not have a significant effect on the operating results of the Company.

     Gross profit from software subscription revenues was $11.4 million, $6.2 million and $2.7 million in 1997, 1996 and 1995, representing 71.9 percent, 67.2 percent and 62.3 percent of the related revenue in 1997, 1996 and 1995, respectively. Gross profit from software subscription revenues consists of software subscription revenues less the related cost, which consists primarily of personnel-related costs incurred in providing telephone support and the costs of providing software updates. The increase in gross profit from software subscriptions as a percentage of the related revenue was primarily attributable to the Company's leveraging of its installed base through subscription renewals, as well as more efficient utilization of resources devoted to this activity.

Operating Expenses

     Research and Development. Research and development expenses consist primarily of personnel-related costs. Research and development expenses were $14.4 million, $9.2 million and $4.5 million, representing 17.6 percent, 17.0 percent and 15.0 percent of total revenues in 1997, 1996 and 1995, respectively. Research and development expenses increased 57 percent from 1996 to 1997 and 106 percent from 1995 to 1996, reflecting increased staffing and associated support for engineers necessary to expand and enhance the Company's product line. The Company believes that research and development expenses will continue to increase in dollar amounts from the levels experienced in 1997 as the Company continues to invest in the development of new products, applications and product enhancements.


     Sales and Marketing. Sales and marketing expenses consist primarily of salaries and commissions for sales and marketing personnel and promotional expenses. Sales and marketing expenses were $28.2 million, $17.2 million and $10.8 million, representing 34.5 percent, 31.7 percent and 36.4 percent of total revenues in 1997, 1996 and 1995, respectively. The increases in sales and marketing expenses in 1997 and 1996 were primarily attributable to the growth of the Company's sales force and associated support personnel, increased marketing and promotional activities and increased commission expenses. The decrease in 1996, as a percentage of total revenues, was primarily due to promotional expenses increasing significantly less than the increase in total revenues. The Company believes that sales and marketing expenses will increase in dollar amounts as the Company continues to expand its sales and marketing staff.


     General and Administrative. General and administrative expenses include the personnel and other costs of the finance, human resources, information systems and administrative departments of the Company. General and administrative expenses were $6.2 million, $6.4 million and $4.0 million, representing 7.6 percent, 11.9 percent, and 13.6 percent of total revenues in 1997, 1996 and 1995, respectively. The decreases in general and administrative expenses as a percentage of total revenues were attributable to leveraging general and administrative expenses over a larger revenue base. The decrease in dollar amount in 1997 from the same period in 1996 was due to allocating a greater amount of central operating expenses to benefiting departments within the Company. The increase in dollar amount of general and administrative expenses in 1996 from the same period in 1995 was attributable to increased staffing and related costs required to manage and support the Company's expansion. In addition, 1995 includes litigation related costs in connection with a lawsuit settled in November 1995. The Company expects that general and administrative expenses will increase in dollar amount as the Company expands its staffing.

Interest Income, Net

         Interest income, net, was $2.2 million, $1.8 million, and $1.2 million for 1997, 1996 and 1995, respectively. The increases in interest income relate primarily to interest earned from the investment of available cash from operations and the proceeds from the Company's initial public offering in July, 1995.

Provision for Income Taxes

     The provisions for income taxes for 1997, 1996 and 1995 were $9.2 million, $6.5 million and $2.7 million, respectively. The effective tax rates in 1997,
1996 and 1995 were 37 percent, 43 percent and 32 percent, respectively. The effective tax rate for 1996, excluding the effect of a non-tax deductible write-off of in-process research and development, was 38 percent. The 1997 effective tax rate decreased from 1996 primarily as a result of the reinstatement of the federal research and experimental tax credit. The Company anticipates no significant change in its tax rate for 1998.

Liquidity and Capital Resources

     The Company's cash, cash equivalents and investments totaled $71.4 million at December 31, 1997 and represented 63 percent of total assets. Cash and cash equivalents are highly liquid investments with original maturities of ninety days or less. Investments consist mainly of short-term and long-term municipal securities. At December 31, 1997, the Company had no long-term debt and stockholders' equity was $92.8 million.


     Cash generated from operations and sales of common stock has been sufficient to finance the Company's operations. Cash and cash equivalents increased $7.1 million during 1997. Net cash provided by operating activities of $18.0 million was derived primarily from net income of $15.7 million. Cash used in investing activities of $14.7 million primarily reflected the acquisition of property and equipment of $7.2 million and purchases of available-for- sale securities, net of maturities and sales of available-for-sale securities, of $7.2 million. Cash from financing activities of $3.8 million reflects proceeds received from the issuance of common stock under the Company's stock plans.


     The Company believes its current cash balances and cash flow from operations, if any, will be sufficient to meet its working capital and capital expenditure requirements for at least the next twelve months.

Year 2000 Compliance


     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than two years, computer systems and/or software used by many companies will need to be upgraded to comply with such "Year 2000" requirements. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance. Management does not anticipate that the Company will incur significant operating expenses or be required to invest heavily in computer systems improvements to be Year 2000 compliant. Although the Company believes its software products are Year 2000 compliant, there can be no assurance that the Company's software products contain all the necessary software routines and programs for the accurate calculation, display, storage and manipulation of data involving dates. The Company believes that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues as companies expend significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase products such as those offered by the Company. The occurrence of any of the foregoing could have a material adverse effect on the Company's business, operating results or financial condition.

     Although the Company believes the software and hardware it uses internally comply with Year 2000 requirements and is not aware of any material operational issues or costs associated with preparing its internally used software and hardware for the Year 2000, there can be no assurances that the Company will not experience serious, unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in its internal systems. The occurrence of any of the foregoing could have a material adverse effect on the Company's business, operating results or financial condition.

Subsequent Event

     In March 1998, the Company announced that its Board of Directors approved a two-for-one stock split (in the form of a dividend) that is payable to stockholders of record on April 3, 1998 and will be effective on April 17, 1998. Share and per share data presented here have not been adjusted to give effect to this two-for-one split.


ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   Index to Consolidated Financial Statements

Consolidated Balance Sheets at December 31, 1997 and 1996 ................    22

Consolidated Statements of Income for each of the three years
     in the period ended December 31, 1997 ...............................    23

Consolidated Statements of Stockholders' Equity for each of the
     three years in the period ended December 31, 1997 ...................    24

Consolidated Statements of Cash Flows for each of the
     three years in the period ended December 31, 1997 ...................    25

Notes to the Consolidated Financial Statements ...........................    26

Report of Independent Accountants ........................................    38


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                              LEGATO SYSTEMS, INC.

                           CONSOLIDATED BALANCE SHEETS

                    (in thousands, except per share amounts)

                                                                                             December 31,
                                                                                        1997              1996
                                                                                     ----------        -------

                             ASSETS

Current assets:
     Cash and cash equivalents ...................................................   $   34,763        $  27,673
     Short-term investments.......................................................       28,147           22,391
     Accounts receivable, net.....................................................       21,109            9,839
     Other current assets.........................................................        4,355            2,870
     Deferred tax asset...........................................................        2,702            2,652
                                                                                     ----------        ---------
         Total current assets.....................................................       91,076           65,425
Long-term investments.............................................................        8,499            7,017
Property and equipment, net.......................................................       10,397            6,029
Intangible assets, net............................................................        3,431            4,470
Other assets......................................................................          362              201
                                                                                     ----------        ---------
              Total assets........................................................   $  113,765        $  83,142
                                                                                     ==========        =========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable.............................................................   $    2,025        $   1,205
     Accrued compensation and benefits............................................        3,874            2,394
     Accrued liabilities..........................................................        2,216            2,320
     Deferred revenues............................................................       12,090            7,581
                                                                                     ----------        ---------
         Total current liabilities................................................       20,205           13,500
Deferred tax liability............................................................          768            1,254

Commitments (Note 4)

Common stock, $.0001 par value: 50,000 shares authorized and
   17,774 and 16,938 shares issued and outstanding at December 31, 1997
   and 1996, respectively.........................................................            2                2
Additional paid-in capital........................................................       65,316           56,592
Retained earnings.................................................................       27,466           11,808
Deferred stock compensation.......................................................          (22)             (40)
Unrealized gain on investments, net...............................................           30               26
                                                                                     ----------        ---------
         Total stockholders' equity...............................................       92,792           68,388
                                                                                     ----------        ---------
              Total liabilities and stockholders' equity..........................   $  113,765        $  83,142
                                                                                     ==========        =========

              The accompanying notes are an integral part of these consolidated financial statements.

                                               LEGATO SYSTEMS, INC.

                                         CONSOLIDATED STATEMENTS OF INCOME

                                       (in thousands, except per share data)


                                                                                  Year Ended December 31,
                                                                           1997            1996           1995
                                                                         ---------      ---------       ------

Revenues:
    Product and other................................................    $  49,375      $  32,138       $ 16,972
    Royalty and license..............................................       16,661         12,872          8,443
    Software subscription............................................       15,798          9,239          4,362
                                                                         ---------      ---------       --------
       Total revenues................................................       81,834         54,249         29,777
Cost of revenues:
    Product and other................................................        4,725          2,087          1,398
    Software subscription............................................        4,434          3,030          1,645
                                                                         ---------      ---------       --------
       Total cost of revenues........................................        9,159          5,117          3,043
                                                                         ---------      ---------       --------
Gross profit.........................................................       72,675         49,132         26,734
Operating expenses:
    Research and development.........................................       14,428          9,199          4,464
    Sales and marketing..............................................       28,228         17,210         10,839
    General and administrative.......................................        6,211          6,443          4,049
    Amortization of intangibles......................................        1,118          1,097             --
    In-process research and development..............................           --          1,849             --
                                                                         ---------      ---------       --------
       Total operating expenses......................................       49,985         35,798         19,352
                                                                         ---------      ---------       --------
Income from operations...............................................       22,690         13,334          7,382
Interest income, net.................................................        2,164          1,790          1,178
                                                                         ---------      ---------       --------
Income before provision for income taxes.............................       24,854         15,124          8,560
Provision for income taxes...........................................        9,196          6,504          2,729
                                                                         ---------      ---------       --------
Net income...........................................................    $  15,658      $   8,620       $  5,831
                                                                         =========      =========       ========
Net income per share - basic.........................................    $    0.90      $    0.52       $   0.59
                                                                         =========      =========       ========
Net income per share - diluted.......................................    $    0.83      $    0.46       $   0.39
                                                                         =========      =========       ========
Shares used in per share calculations - basic........................       17,410         16,549          9,962
                                                                         =========      =========       ========
Shares used in per share calculations - diluted......................       18,863         18,771         15,109
                                                                         =========      =========       ========

              The accompanying notes are an integral part of these consolidated financial statements.

                              LEGATO SYSTEMS, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (in thousands)


                                                                              Retained   Deferred     Unrealized
                                  Convertible-                 Additional     Earnings/    Stock     Gain (Loss)
                                 Preferred Stock  Common Stock   Paid-in    (Accumulated Compen-     on Invest-
                                 Shares Amount   Shares Amount   Capital       Deficit)   sation     ments, Net    Total

Balances, December 31, 1994....   3,600  $ --    3,884    $ --   $  6,788    $ (2,643)   $     --    $     --     $ 4,145

Stock issued under option plans      --    --      382      --        147          --          --          --         147
Stock issued in IPO, net of
   issuance costs of $3,883....      --    --    4,600       1     39,814          --          --          --      39,815
Conversion of preferred stock
   to common stock.............  (3,600)   --    7,200       1         --          --          --          --           1
Tax benefit from exercise of
   stock options...............      --    --       --      --        560          --          --          --         560
Deferred stock compensation....      --    --       --      --         74          --         (58)         --          16
Unrealized gain on investments.      --    --       --      --         --          --          --          27          27
Net income.....................      --    --       --      --         --       5,831          --          --       5,831
                                 ------  ----   ------    ----   --------    --------    --------    --------     -------
Balances, December 31, 1995....      --    --   16,066       2     47,383       3,188         (58)         27      50,542

Stock issued under option plans      --    --      767      --      1,044          --          --          --       1,044
Stock issued under employee
   stock purchase plan.........      --    --      105      --        887          --          --          --         887
Tax benefit from exercise of
   stock options...............      --    --       --      --      7,115          --          --          --       7,115
Deferred stock compensation....      --    --       --      --        163          --          18          --         181
Unrealized loss on investments.      --    --       --      --         --          --          --          (1)         (1)
Net income.....................      --    --       --      --         --       8,620          --          --       8,620
                                 ------  ----   ------    ----   --------    --------    --------    --------     -------
Balances, December 31, 1996....      --    --   16,938       2     56,592      11,808         (40)         26      68,388

Stock issued under option plans      --    --      705      --      2,335          --          --          --       2,335
Stock issued under employee
   stock purchase plan.........      --    --      131      --      1,419          --          --          --       1,419
Tax benefit from exercise of
   stock options...............      --    --       --      --      4,970          --          --          --       4,970
Deferred stock compensation....      --    --       --      --         --          --          18          --          18
Unrealized loss on investments.      --    --       --      --         --          --          --           4           4
Net income.....................      --    --       --      --         --      15,658          --          --      15,658
                                 ------  ----   ------    ----   --------    --------    --------    --------     -------
Balances, December 31, 1997....      --  $ --   17,774    $  2  $  65,316    $ 27,466    $    (22)   $     30     $92,792
                                 ======  ====   ======    ====  =========    ========    ========    ========     =======

              The accompanying notes are an integral part of these consolidated financial statements.

                              LEGATO SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)


                                                                                  Year Ended December 31,
                                                                           1997            1996           1995
                                                                         ---------      ---------       ------

Cash flows from operating activities:
     Net income......................................................    $  15,658      $   8,620       $  5,831
     Adjustments to reconcile net income to net cash provided by operating activities:
         Net deferred tax assets.....................................         (536)        (1,308)        (1,169)
         Depreciation and amortization...............................        3,948          2,130            677
         Write-off of in-process research and development............           --          1,849             --
         Provision for doubtful accounts.............................          260            197            440
         Tax benefit from exercise of stock options..................        4,970          7,115            560
         Other.......................................................           --            163             --
         Changes in operating assets and liabilities:
              Accounts receivable....................................      (11,530)        (3,725)        (3,359)
              Other current assets...................................       (1,485)        (1,790)          (775)
              Accounts payable.......................................          820            354            376
              Deferred revenues......................................        4,509          2,530          2,220
              Accrued expenses.......................................        1,376            981          1,883
                                                                         ---------      ---------       --------
              Net cash provided by operating activities..............       17,990         17,116          6,684
Cash flows from investing activities:
     Purchase of available-for-sale securities.......................      (44,066)       (47,943)      (163,570)
     Maturities and sales of available-for-sale securities...........       36,832         38,228        143,914
     Acquisition of property and equipment...........................       (7,198)        (5,412)        (1,260)
     Payment for purchase of subsidiaries, net of cash acquired......           --         (5,924)            --
     Other...........................................................         (240)          (173)            54
                                                                         ----------     ---------       --------
              Net cash used in investing activities..................      (14,672)       (21,224)       (20,862)
Cash flows from financing activities:
     Proceeds from issuance of common stock..........................        3,754          1,931         39,963
     Other...........................................................           18             18             16
                                                                         ---------      ---------       --------
              Net cash provided by financing activities..............        3,772          1,949         39,979
                                                                         ---------      ---------       --------
              Net increase (decrease) in cash and cash equivalents...        7,090         (2,159)        25,801
Cash and cash equivalents at beginning of period.....................       27,673         29,832          4,031
                                                                         ---------      ---------       --------
Cash and cash equivalents at end of period...........................    $  34,763      $  27,673       $ 29,832
                                                                         =========      =========       ========

Supplemental Cash Flow Information:

Cash transaction:
     Cash paid for income taxes......................................    $   4,910      $   3,080       $  1,017
Non-cash transactions
     Conversion of preferred stock...................................           --             --          6,785
     Deferred tax liability..........................................           --          1,568             --

              The accompanying notes are an integral part of these consolidated financial statements.

                              LEGATO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Summary of Significant Accounting Policies

Nature of Operations


     The Company develops, markets and supports network storage management software products for heterogeneous client/server computing environments and large scale enterprises. The Company's NetWorker family of software products, from which the Company derives a substantial majority of its revenues, supports many storage management server platforms and can accommodate a variety of clients, servers, applications, databases and storage devices. The Company licenses its products through resellers and directly to end users in North America, Europe and Asia Pacific. The Company also licenses its source code in exchange for initial licensing fees to original equipment manufacturers ("OEMs") and receives ongoing royalties from the OEMs' product sales. Substantially all of the OEMs are large computer system and software suppliers located in the United States, Europe and Asia Pacific.


Basis of Presentation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and branch offices. All significant intercompany balances and transactions have been eliminated. Accounts denominated in foreign currencies have been remeasured into the functional currency, using the U. S. dollar as the functional currency. Foreign currency gains and losses from remeasurement, which have been insignificant, are included in the consolidated statements of income.

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

Financial Instruments

     Cash equivalents are highly liquid investments with original or remaining maturities of three months or less as of the date of purchase. Cash equivalents present insignificant risk of changes in value because of interest rate changes. The Company maintains its cash balances at a variety of financial institutions and has not experienced any material losses relating to such instruments.

     Short-term and long-term investments on the balance sheet are classified as available-for-sale and are carried at fair value, with the unrealized gains or losses, net of tax, reported in stockholders' equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, both of which are included in interest income. Realized gains and losses are recorded on the specific identification method.

     The amounts reported for cash equivalents, receivables and other financial instruments are considered to approximate fair values based upon comparable market information available at the respective balance sheet dates. Financial instruments that potentially subject the Company to concentrations of credit risks comprise principally cash, investments and trade accounts receivable. The Company invests its excess cash in accordance with its investment policy that is approved by the Board of Directors and reviewed periodically to minimize credit risk. The policy authorizes the investment of excess cash in government securities, tax exempt municipal securities, Eurodollar notes and bonds, time deposits, certificates of deposit, commercial paper rated Aa or better and other specific money market and corporate instruments of similar liquidity and credit quality.

                              LEGATO SYSTEMS, INC.

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


Revenue Recognition


     The Company's revenues are derived from three sources, across many industries: (i) product and other revenues, which are derived primarily from product sales to resellers and end users, as well as from services such as consulting; (ii) royalty and license revenues, which are derived primarily from initial license fees and ongoing royalties from product sales by source code OEMs; and (iii) software subscription revenues, which are derived primarily from contracts providing for software updates, maintenance and support to end users and which are charged separately from the Company's software products.


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

Advertising and Promotional Costs

     The Company expenses advertising and promotional costs as they are incurred. Advertising expense for 1997, 1996 and 1995 was $2,209,000, $1,749,000 and $1,475,000, respectively.

Computation of Net Income Per Share


     The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share", ("SFAS 128") effective December 31, 1997. SFAS 128 requires the presentation of basic and diluted net income per share. Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common equivalent shares consist of the incremental common shares issuable upon conversion of convertible preferred stock (using the "if converted" method) and exercise of stock options and warrants. All prior period net income per share amounts have been restated to comply with SFAS 128.


     In   accordance   with  the   disclosure   requirements   of  SFAS  128,  a
reconciliation of the numerator and denominator of basic and diluted net income per share is provided as follows (in thousands, except per share amounts):

                                                                                  Year Ended December 31,
                                                                           1997            1996           1995
                                                                         ---------      ---------       ------
Numerator - Net income per share, basic and diluted
     Net income......................................................    $  15,658      $   8,620       $  5,831
                                                                         =========      =========       ========

Denominator - Net income per share, basic
     Weighted average common shares outstanding......................       17,410         16,549          9,962
                                                                         ---------      ---------       --------
     Net income per share - basic....................................    $   0.90       $    0.52       $   0.59
                                                                         ========       =========       ========

Denominator - Net income per share, diluted
     Weighted average common shares outstanding......................       17,410         16,549          9,962
     Effect of dilutive securities:..................................
              Common stock options...................................        1,453          2,222          1,547
              Convertible preferred shares...........................           --             --          3,600
                                                                         ---------      ---------       --------
     Weighted average common and common equivalent shares............       18,863         18,771         15,109
                                                                         ---------      ---------       --------
     Net income per share - diluted..................................    $   0.83       $    0.46       $   0.39
                                                                         ========       =========       ========

Options to purchase 96,000, 38,000 and 20,000 shares of common stock were outstanding at December 31, 1997, 1996 and 1995, respectively, but were not included in the calculation of diluted net income per share because the options' exercise price was greater than the average market price of the common shares.

Recent Pronouncements


     In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, "Accounting for
Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components (including revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This statement is effective for fiscal years beginning after December 15, 1997.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." ("SFAS 131"), which supercedes Statement of Financial Accounting Standards, "Financial Reporting for Segments of a Business Enterprise" ("SFAS 14"). SFAS 131 changes current practice under SFAS 14 by establishing a new framework on which to base segment reporting and also requires interim reporting of segment information. This statement is effective for fiscal years beginning after December 15, 1997.

     In October 1997, the Accounting Standards Executive Committee issued Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2"), which delineates the accounting for software product and maintenance revenues. SOP 97-2 supersedes the Accounting Standards Executive Committee Statement of Position 91-1, Software Revenue Recognition, and is effective for transactions entered into in fiscal years beginning after December 15, 1997. The Company is evaluating the requirements of SOP 97-2 and the effects, if any, on the Company's current revenue recognition policies.


Reclassifications


     Certain reclassifications were made to the 1995 and 1996 consolidated financial statements to conform to the 1997 presentation. The reclassifications have no significant effect on previously reported financial position, results of operations or cash flows.


2.  Consolidated Balance Sheet Detail

                                                                                             December 31,
                                                                                        1997              1996
                                                                                     ----------        -------
                                                                                           (in thousands)
Accounts receivable:
     Trade accounts receivable....................................................   $   21,908        $  10,651
     Allowance for doubtful accounts..............................................         (799)            (812)
                                                                                     -----------       ---------
                                                                                     $   21,109        $   9,839
                                                                                     ==========        =========

Property and equipment:
     Computer equipment...........................................................   $    9,606        $   5,670
     Furniture and fixtures.......................................................        2,065            1,663
     Office equipment.............................................................        1,448            1,040
     Leasehold improvements.......................................................        2,671              936
                                                                                     ----------        ---------
                                                                                         15,790            9,309
     Accumulated depreciation.....................................................       (5,393)          (3,280)
                                                                                     -----------       ---------
                                                                                     $   10,397        $   6,029
                                                                                     ==========        =========

3.  Investments

     The following table summarizes the fair value and unrealized gains and losses of debt securities at December 31, 1997 and 1996. All debt securities have been classified as available-for-sale:


                                                                        Gross           Gross
                                                                      Unrealized    Unrealized     Estimated
                                                           Cost          Gains         Losses      Fair Value
                                                                             (in thousands)
December 31, 1997:

    Municipal securities............................    $  29,001     $       47     $       (2)   $   29,046
    U.S. government agency securities...............        5,000             --             --         5,000
    Auction rate receipts...........................        2,600             --             --         2,600
                                                        ---------     ----------     ----------    ----------
                                                        $  36,601     $       47     $       (2)   $   36,646
                                                        =========     ==========     ==========    ==========

December 31, 1996:

    Municipal securities............................    $  26,570     $       41     $       (3)   $   26,608
    Auction rate receipts...........................        2,800             --             --         2,800
                                                        ---------     ----------     ----------    ----------
                                                        $  29,370     $       41     $       (3)   $   29,408
                                                        =========     ==========     ==========    ==========

 The amortized cost and estimated fair value of investments in debt securities at December 31, 1997 and 1996, by contractual maturity, are as follows:

                                                                                                   Estimated
                                                                                    Cost          Fair Value
                                                                                       (in thousands)
December 31, 1997:

    Due in 1 year or less..................................................     $     28,125     $     28,147
    Due in 1 - 3 years.....................................................            8,476            8,499
                                                                                ------------     ------------
    Total investment in debt securities....................................     $     36,601     $     36,646
                                                                                ============     ============


December 31, 1996:

    Due in 1 year or less..................................................     $     22,362     $     22,391
    Due in 1 - 3 years.....................................................            7,008            7,017
                                                                                ------------     ------------
    Total investment in debt securities....................................     $     29,370     $     29,408
                                                                                ============     ============

4.  Commitments

     The Company leases its operating facilities under non-cancelable operating leases that expire at various dates through September 2006. Minimum lease commitments at December 31, 1997 were as follows:

                       1998                                      $   2,891
                       1999                                          2,877
                       2000                                          2,883
                       2001                                          2,940
                       2002 and thereafter                          11,535
                                                                 ---------
                       Total minimum lease commitments           $  23,126
                                                                 =========

     Rent  expense  for  1997,  1996  and 1995 was  $2,780,000,  $1,852,000  and
$1,200,000, respectively.

     The Company is engaged in certain legal and administrative proceedings incidental to its normal business activities. While it is not possible to determine the ultimate outcome of these actions at this time, management believes that any liabilities resulting from such proceedings, or claims which are pending or known to be threatened, will not have a material adverse effect on the Company's financial position or results of operations.

5.  Acquisition of Innovus


     On January 5, 1996, the Company completed its acquisition of Innovus, Inc., Innovus Technologies, Inc. and 815598 Ontario, Inc. (collectively "Innovus"), each based in Canada, for approximately $6,687,000, including acquisition costs. Prior to the acquisition, Innovus (except for 815598 Ontario, Inc.) was in the business of (i) the porting of licensed software for Hewlett-Packard HP9000 and HP3000 series computers and the sale and distribution of such ported software, and (ii) supplying clinical trials and research services on contract in the Canadian pharmaceutical industry. Prior to the acquisition, 815598 Ontario, Inc. did not conduct any business other than holding shares of capital stock of Innovus, Inc. The acquisition was accounted for using the purchase method and on that basis, resulted in a one-time write-off of $1,849,000 for purchased in-process research and development for which there was no alternative future use and technological feasibility was not established. The balance of the purchase price in excess of net assets acquired was allocated to purchased technology and goodwill totaling $4,060,000. Additional goodwill of $1,568,000 arises as a result of recording a deferred tax liability related to timing differences in the amortization of purchased technology for book and tax purposes. The Company is amortizing purchased technology and goodwill on a straight-line basis over five years. The operating results of Innovus have been consolidated with the Company's operating results beginning as of the acquisition date. Substantially all of the net assets of Innovus, Inc., the Company's clinical research business, were sold in September 1996 for approximately $150,000, which approximated the carrying amount of those net assets. The Company has discontinued all clinical research activities. The discontinuance did not have a significant effect on the operating results of the Company. At December 31, 1997 and 1996, purchased technology and goodwill, net of accumulated amortization of $2,186,000 and $1,067,000, were $3,351,000 and $4,470,000, respectively.


     Pro forma results of operations of the Company for the year ended December 31, 1995, assuming the acquisition of Innovus had occurred at the beginning of that period, include revenues of $33.2 million, net income of $3.5 million, basic net income per share of $0.35 and diluted net income per share of $0.23.

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

Stock Option/Stock Issuance Plan


     The Company's 1995 Stock Option/Stock Issuance Plan (the "1995 Plan") is the successor equity incentive program to the Company's 1989 Stock Option and Restricted Stock Plan and became effective on July 5, 1995. Approximately 4,184,000 shares of common stock were authorized for issuance under the 1995 Plan. The share reserve will automatically increase on the first trading day in each calendar year, beginning with the 1997 calendar year, by the number of shares equal to three percent of the total number of shares of the Company's common stock outstanding on December 31 of the immediately preceding calendar year. Options to purchase shares may be granted and shares may be issued directly under the 1995 Plan. Options must have an exercise price not less than 100% and 85% of fair market value of the common stock on the date of grant for incentive stock options and non-statutory stock options, respectively. The purchase price for shares issued directly may not be less than 85% of fair market value on the date of grant. Options generally vest over four years and terminate ten years after their original grant dates.


     The 1995 Plan is divided into three separate components: (i) the Discretionary Option Grant Program under which employees, non-employee Board members who are not serving on the Company's Compensation Committee and consultants may, at the discretion of the Compensation Committee, be granted options to purchase shares of common stock, (ii) the Stock Issuance Program under which such persons may, at the Compensation Committee's discretion, be issued shares of common stock directly, through the purchase of such shares or in consideration of the past performance of services, and (iii) the Automatic Option Grant Program under which option grants will automatically be made at periodic intervals to eligible non-employee Board members to purchase shares of common stock at an exercise price equal to 100 percent of their fair market value on the grant date. Under the Automatic Option Grant Program, each non-employee Board member received an option grant to purchase 24,000 shares on the effective date of the initial public offering (IPO). Each individual who first becomes a non-employee Board member thereafter will receive a 24,000 share option grant on the date such individual joins the Board, provided such individual has not been previously employed by the Company. In addition, at each Annual Stockholders Meeting, each individual who has served as a non-employee Board member for at least six months prior to such Annual Meeting and who is to continue to serve as a non-employee Board member after the meeting will receive an additional option grant to purchase 6,000 shares of common stock, whether or not such individual has been in the prior employ of the Company.

     Options granted under the 1995 plan generally become exercisable over a four year period, whereby 25 percent of the shares become exercisable one year after the grant date and ratably thereafter over 36 months. Options granted prior to July 5, 1995 contain provisions allowing for early exercise of unvested options. Shares issued upon such early exercise are subject to vesting and repurchase rights by the Company. At December 31, 1997 and 1996, none of the shares outstanding were subject to repurchase by the Company. Upon exercise, approximately 494,000 and 1,013,000 option shares under grant were subject to repurchase by the Company at December 31, 1997 and 1996 respectively.

     The following is a summary of option activity:

                                                    Number           Weighted                    Options
                                                      of           Average Price                  Price
                                                    Shares           Per Share                  Per Share
                                                (in thousands)

    Outstanding at December 31, 1994                   1,940         $   0.74               $  0.05 -    $ 1.75
       Options granted                                 1,392         $   4.64               $  1.75 -    $18.75
       Options exercised                                (382)        $   0.39               $  0.05 -    $ l.75
       Options canceled                                 (149)        $   2.25               $  0.13 -    $18.75
                                                   ---------
    Outstanding at December 31, 1995                   2,801         $   2.84               $  0.05 -    $18.75
       Options granted                                   695         $  21.12               $ 11.84 -    $44.50
       Options exercised                                (767)        $   1.36               $  0.05 -    $18.75
       Options canceled                                 (146)        $   8.99               $  0.75 -    $44.50
                                                   ---------
    Outstanding at December 31, 1996                   2,583         $   7.85               $  0.10 -    $44.50
       Options granted                                 1,244         $  28.00               $ 12.13 -    $46.63
       Options exercised                                (705)        $   3.30               $  0.10 -    $24.00
       Options canceled                                 (454)        $  22.06               $  0.75 -    $44.50
                                                   ---------
    Outstanding at December 31, 1997                   2,668         $  16.03               $  0.10 -    $46.63
                                                   =========


     At December 31, 1997, approximately 376,000 shares of common stock remained available for grant under the 1995 Plan. At December 31, 1997, 1996 and 1995, approximately 816,000, 813,000 and 957,000 options were exercisable, respectively. Approximately 3,044,000 shares of common stock were reserved for future issuance as of December 31, 1997.

     The options outstanding and currently exercisable by exercise price at December 31, 1997 are as follows:

                                 Options Outstanding                             Options Exercisable
                                       Weighted
                                        Average           Weighted                                 Weighted
                                      Remaining           Average                                   Average
         Exercise         Number      Contractual         Exercise            Number               Exercise
          Prices        Outstanding       Life             Price             Exercisable               Price
                                  (in thousands, except per share amounts)


    $ 0.10  - $ 1.75             300          5.87        $   1.18                  257           $    1.08
    $ 2.25  - $ 3.13             638          7.14        $   3.11                  286           $    3.12
    $ 5.63  - $13.50             423          7.78        $  10.53                  191           $   10.31
    $13.88  - $23.75             682          8.92        $  22.53                   76           $   21.58
    $24.00  - $34.00             446          9.70        $  30.54                    6           $   24.52
    $34.44  - $46.63             179          9.84        $  39.07                    0           $    0.00
                      --------------                                         ----------

                               2,668                                                816
                      ==============                                         ==========

     The Company has elected to continue to follow the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", for financial reporting purposes and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Accordingly, no compensation cost has been recognized for the options granted under the 1995 Plan. The fair value of the Company's stock options was estimated using a Black-Scholes option pricing model. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. Since the Company's stock options granted to employees have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reasonable single measure of the fair value of its stock options. The fair value of each option grant is estimated on the date of grant using a type of Black-Scholes option pricing model with the following assumptions used for grants:


                                                                           1997            1996           1995
                                                                         ---------      ---------       ------
     Expected volatility.............................................       0.647           0.645          0.645
     Weighted-average risk-free interest rate........................        6.18%           6.12%          6.61%
     Expected life (from vesting date)...............................       1 year         1 year         1 year
     Expected dividends..............................................           --             --             --

     Based on the above assumptions, the aggregate fair value and weighted average fair value of options granted in 1997, 1996 and 1995 were $16,237,000, $7,283,000 and $3,296,000, and $14.00, $10.47 and $2.37, respectively.

     For pro forma purposes, had compensation cost for the 1995 Plan been determined based on the fair value at the grant date for awards in 1997, 1996 and 1995 consistent with the provisions of SFAS No. 123, the Company's net income, basic and diluted net income per share for 1997, 1996 and 1995 would have been as follows:

                                                                           1997            1996           1995
                                                                         ---------      ---------       ------
                                                                         (in thousands, except per share data)

     Net income - as reported........................................    $  15,658      $   8,620       $  5,831
                                                                         =========      =========       ========
     Net income - pro forma..........................................    $  11,928      $   6,798       $  5,261
                                                                         =========      =========       ========
     Net income per share - basic as reported........................    $   0.90       $    0.52       $   0.59
                                                                         ========       =========       ========
     Net income per share - basic pro forma..........................    $   0.69       $    0.41       $   0.53
                                                                         ========       =========       ========
     Net income per share - diluted as reported......................    $   0.83       $    0.46       $   0.39
                                                                         ========       =========       ========
     Net income per share - diluted pro forma........................    $   0.63       $    0.36       $   0.35
                                                                         ========       =========       ========

     As the provisions of SFAS 123 are only applied to stock options granted after January 1, 1995 in the above pro forma amounts, the impact of pro forma stock compensation cost will likely continue to increase as the vesting period for the Company's options and the period over which the stock compensation is charged to expense is generally four years.

Employee Stock Purchase Plan


     The Company maintains an Employee Stock Purchase Plan (the "Purchase Plan") under which 800,000 shares of common stock are reserved for future issuance. The Purchase Plan is administered over offering periods of 24 months each, with each offering period divided into four consecutive six-month purchase periods beginning August 1 and February 1 of each year. Eligible employees may designate not more than 10 percent of their cash compensation to be deducted each pay period for the purchase of common stock under the Purchase Plan, and participants may not purchase more than 1,000 shares of stock in any one six-month purchase period. On the last business day of each purchase period, shares of common stock are purchased with the employee's payroll deductions accumulated during the six months, generally at a price per share of 85 percent of the market price of the common stock on the employee's entry date of the applicable offering period or the last day of the applicable purchase period, whichever is lower. For the year ended December 31, 1997 and 1996, 131,000 and 105,000 shares were issued under the plan, respectively. At December 31, 1997, 564,000 shares were reserved for future issuance under the plan.


     Under SFAS 123, compensation cost is also recognized for the fair value of employee's purchase rights under the Employee Stock Purchase Plan, which was estimated using the following assumptions for 1997, 1996 and 1995, respectively: a weighted-average expected life of 2.0 years, 0.9 years and 1.3 years; expected volatility of 0.647, 0.645 and 0.645; and weighted-average risk-free interest rates of 6.05 percent, 5.86 percent and 5.85 percent. The fair value of those purchase rights granted in 1997, 1996 and 1995 was $2,437,000, $298,000 and $839,000, respectively.

7.  Employee Benefit Plans

Profit Sharing Plan

     The Company has a 401(k) Profit Sharing Plan (the Plan) covering all of its employees. Under the Plan, participating employees may elect to contribute up to 15 percent of their cash compensation, subject to certain limitations. The Company may make contributions to the Plan at the discretion of the Board of Directors. In 1997, the Company contributed $260,000 to the Plan. No contributions were made to the Plan for 1996 and 1995.

8.  Income Taxes

     The provision for income taxes consists of the following:

                                                                           1997            1996           1995
                                                                         ---------      ---------       ------
                                                                                      (in thousands)
Current:
     Federal.........................................................    $   7,342      $   5,855       $  2,935
     State...........................................................        1,990          1,514            878
     Foreign.........................................................          400            443             74
                                                                         ---------      ---------       --------
                                                                             9,732          7,812          3,887
Deferred:
     Federal.........................................................         (194)          (937)        (1,114)
     State...........................................................          (28)           (57)           (44)
     Foreign.........................................................         (314)          (314)            --
                                                                         ----------     ---------       --------
                                                                              (536)        (1,308)        (1,158)
                                                                         ----------     ---------       --------

                                                                         $   9,196      $   6,504       $  2,729
                                                                         =========      =========       ========

      In 1997, income before provision for income taxes consisted of $24,648,000 of income from U.S. operations and $206,000 of income from foreign operations. In 1996, income before provision for income taxes consisted of $17,321,000 of income from U.S. operations and $2,197,000 of losses from foreign operations. Substantially all of the Company's income before provision for income taxes in the year ended December 31, 1995 was generated by domestic operations. The tax benefit associated with dispositions from employee stock plans reduced taxes currently payable for 1997, 1996 and 1995 by $4,970,000, $7,115,000 and
$560,000, respectively. Such benefit was recorded to additional paid-in capital.

     The Company's effective tax rate differs from the statutory federal income tax rate as follows:

                                                                           1997            1996           1995
                                                                         ---------      ---------       ------

     Statutory federal income tax rate...............................       35.0%           35.0%          34.0%
     State income taxes, net of federal benefit......................        5.1             5.4            5.7
     Tax exempt interest income......................................       (2.9)           (3.4)          (1.1)
     Research and experimental credit................................       (1.6)           (0.8)          (1.0)
     Benefit of operating loss and tax credit carryforwards..........          --             --           (7.2)

     Change in valuation allowance...................................          --             --           (1.7)
     Other...........................................................        1.4             2.1            3.2
                                                                         -------        --------        -------
         Subtotal....................................................       37.0%           38.3%          31.9%
     In-process research and development.............................          --            4.7             --
                                                                         --------       --------        -------
         Effective tax rate..........................................       37.0%           43.0%          31.9%
                                                                         =======        ========        =======

     Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                                             December 31,
                                                                                        1997              1996
                                                                                     ----------        -------
                                                                                            (in thousands)
     Deferred tax assets:
         Allowances, accrued liabilities and other................................   $    1,073        $   1,247
         Accrued compensation and benefits........................................          360              394
         State taxes..............................................................          567              461
         Deferred revenue.........................................................          874              550
                                                                                     ----------        ---------
                                                                                          2,874            2,652
     Deferred tax liabilities:
         Intangible asset - purchased technology..................................         (940)          (1,254)
                                                                                     -----------       ---------

     Net deferred tax asset.......................................................   $    1,934        $   1,398
                                                                                     ==========        =========


9.  Industry and Geographic Segment Information


     The Company operates in a single industry segment developing, marketing and supporting network storage management software products for heterogeneous client/server computing environments and large scale enterprises. The Company markets its products and services to customers in the United States, Canada, Europe and Asia Pacific. Net revenues from export sales were $19.8 million, $10.7 million, and $4.7 million in 1997, 1996 and 1995, respectively. The majority of export sales were made to Europe and Canada.


     One customer accounted for 11 percent of total revenues for 1997, 1996 and 1995.


10.  Selected Quarterly Financial Data (unaudited)

                                                             First       Second           Third        Fourth
                                                           Quarter      Quarter        Quarter         Quarter
                                                                     (in thousands, except per share data)

1997:

Total revenues........................................     $ 16,620     $   18,150     $   21,436    $   25,627
Gross profit..........................................       14,878         16,173         18,940        22,683
Net income............................................        3,164          3,132          4,352         5,010
Net income per share - basic..........................     $   0.18     $    0.18      $     0.25    $     0.28
Net income per share - diluted........................     $   0.17     $    0.17      $     0.23    $     0.26

1996:

Total revenues........................................     $ 10,925     $   12,573     $   14,549    $   16,202
Gross profit..........................................        9,749         11,393         13,132        14,858
Net income (loss).....................................         (127)         2,343          2,961         3,443
Net income (loss) per share - basic...................     $  (0.01)    $    0.14      $     0.18    $     0.20
Net income (loss) per share - diluted.................     $  (0.01)    $    0.13      $     0.16    $     0.18

11.  Subsequent Event (unaudited)

     In March 1998, the Company announced that its Board of Directors approved a two-for-one stock split (in the form of a dividend) that is payable to stockholders of record on April 3, 1998 and will be effective on April 17, 1998. Share and per share data presented here have not been adjusted to give effect to this two-for-one split.


     The pro forma shares used in calculating net income per share and the resulting basic and diluted net income per share if the stock split had been effective for the periods ended December 31, 1997, 1996 and 1995 would have been as follows:

                                                                           1997            1996           1995
                                                                         ---------      ---------       ------
                                                                         (in thousands, except per share data)


Net income per share - basic.........................................    $    0.45      $    0.26       $   0.29
                                                                         =========      =========       ========
Net income per share - diluted.......................................    $    0.42      $    0.23       $   0.19
                                                                         =========      =========       ========
Shares used in per share calculations - basic........................       34,820         33,098         19,924
                                                                         =========      =========       ========
Shares used in per share calculations - diluted......................       37,726         37,542         30,218
                                                                         =========      =========       ========

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Legato Systems, Inc.:

     We have audited the consolidated balance sheets of Legato Systems, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Legato Systems, Inc. and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.


                                                        COOPERS & LYBRAND L.L.P.


San Jose, California
January 19, 1998

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


     The information regarding directors is incorporated herein by reference from the section entitled "Election of Directors" of the Company's definitive
Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for the registrant's Annual Meeting of Stockholders to be held on May 14, 1998 (the "Proxy Statement"). The Proxy Statement is anticipated to be filed within 120 days after the end of the registrant's fiscal year ended December 31, 1997. For information regarding executive officers of the Company, see the information appearing under the caption "Executive Officers of the Registrant" in Part I, Item 4a of this Report on Form 10K.



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

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a) (1)  Financial Statements

     The consolidated  financial statements of the registrant as set forth under
Item 8 are filed as part of this Annual Report on Form 10-K.

(a) (2)  Financial Statement Schedule

     Schedule II - Valuation and Qualifying Accounts is filed on page 43 of this Report on Form 10-K.

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because they are not required under the related instructions or are inapplicable.

     The independent accountant's report with respect to the above listed financial statements and financial statement schedule listed in Items 14 (a) (1) and 14 (a) (2), respectively, is filed on page 38 of this Report on Form 10-K.

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

3.1 (6) Amended and Restated Certificate of Incorporation of the Registrant, as amended to date


3.2  (8) Amended and Restated Bylaws of the Registrant adopted on May 23, 1997

3.3 (9) Form of Certificate of Designation filed in connection with Rights Agreement, dated May 23, 1997


4.2  (1) Specimen Common Stock certificate

4.6 (1) Restated Investor Rights Agreement, dated September 8, 1993, among the Registrant and the investors and the founders named therein, as amended January 28, 1994 and February 13, 1995


4.7 (9) Rights Agreement, dated May 23, 1997 between the Company and Harris Trust and Savings Bank, including the Certificate of Designation of Series A Junior Participating Preferred Stock, Form of Right Certificate and Summary of Rights to Purchase Preferred Shares attached thereto as Exhibit A, B and C, respectively.

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

10.6 (1) Form of United States Reseller Terms and Conditions for Purchase of Legato Products

10.7 (1) Form of International Authorized Systems Integrator Agreement

10.8 (1) Form of Shrinkwrap License Agreement

10.9 (1) (2) Technology License and Distribution agreement, dated January 20, 1994, between the Registrant and SunSoft, Inc.

10.10(1) Master Software License and Support Agreement between the Registrant and Open Software Foundation

10.11(1) License Agreement,  dated February 24, 1989, between the Registrant and
     The Regents of the University of California

10.12(1) Software Agreement,  dated January 20, 1989, between the Registrant and
     AT&T Information Systems, Inc.

10.13 (4) (5) The Registrant's International Employee Stock Purchase Plan


10.14(6) Lease  agreement  dated  March 14,  1996  between  the  Registrant  and
     Coherent, Inc., a Delaware corporation, and Legato Systems, Inc., a Delaware corporation, regarding the space located at 3210 Porter Drive, Palo Alto, California


21.1 Subsidiaries of the Registrant

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

(3) Incorporated by reference to the registrant's Current Report on Form 8-K, dated January 19, 1996.

(4) Incorporated by reference to the registrant's Registration Statement on Form S-8, filed March 14, 1996 (File No. 333-2378).

(5)  Compensatory plan or arrangement.

(6) Incorporated by reference to the registrant's definitive Proxy Statement for Special Meeting of Stockholders, dated May 31, 1996.

(7) Incorporated by reference to the registrant's Quarterly Report on Form 10Q, dated August 7, 1996.

(8) Incorporated by reference to the registrant's Current Report on Form 8-K, dated June 6, 1997.

(9)  Incorporated by reference to the registrant's Form 8-A, dated May 30, 1997.

(b)  Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant during the fourth quarter of the fiscal year ended December 31, 1997.

(c)  Exhibits

See  (a) (3) above.

(d)  Financial Statement Schedule

See  (a) (2) above.

                     REPORT ON FINANCIAL STATEMENT SCHEDULE

         Our report on the consolidated financial statements of Legato Systems, Inc. is included on page 38 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related consolidated financial statement schedule listed in Item 14 (a)(2) of this Form 10-K.

         In our opinion, the consolidated financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.




                                                   /S/ COOPERS & LYBRAND L.L.P.





San Jose, California
January 19, 1998

                                                    SCHEDULE II

                                         VALUATION AND QUALIFYING ACCOUNTS

                                                  (in thousands)

                                              Balance at        Charged to                         Balance at
                                             Beginning of        Costs and                           End of
Description                                     Period           Expenses       Deductions           Period

Allowance for Doubtful Accounts:


Year ended December 31, 1995                $   (293)           $   (440)     $     66           $   (667)


Year ended December 31, 1996                    (667)               (197)           52               (812)

Year ended December 31, 1997                    (812)               (260)          273               (799)

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         LEGATO SYSTEMS, INC.

                         By:  /s/ Louis C. Cole                 March 27, 1998
                              --------------------              --------------
                         Louis C. Cole                          Date
                         Chairman of the Board, President
                         and Chief Executive Officer




     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                   Title                                              Date

/s/ Louis C. Cole                           Chairman of the Board, President and Chief         March 27, 1998
-------------------                         Executive Officer (Principal Executive Officer)
Louis C. Cole



/s/ Stephen C. Wise                         Senior Vice President of Finance and               March 27, 1998
-------------------                         Administration and Chief Financial Officer
Stephen C. Wise                             (Principal Financial and Accounting Officer)




/s/ Eric A. Benhamou                        Director                                           March 27, 1998
--------------------
Eric A. Benhamou



/s/ Kevin A. Fong                           Director                                           March 27, 1998
-----------------
Kevin A. Fong



/s/ David N. Strohm                         Director                                           March 27, 1998
-------------------
David N. Strohm



/s/ Phillip E. White                        Director                                           March 27, 1998
--------------------
Phillip E. White

                                                                    EXHIBIT 21.1

                              LEGATO SYSTEMS, INC.
                         SUBSIDIARIES OF THE REGISTRANT





              Legato Systems Deutschland GmbH - Germany

              LGTO S.A.R.L. - France

              Legato Systems Pty. Ltd. - Australia

              Legato Systems (Canada), Inc. - Canada

              Legato Systems International, Inc. - Barbados

              Legato Systems KK - Japan

                                                                  EXHIBIT 23.1


                       CONSENT OF INDEPENDENT ACCOUNTANTS

      We consent to the incorporation by reference in the Registration Statement of Legato Systems, Inc. on Form S-8 (File No. 333-28405, 333-02378 and
333-94306) of our reports dated January 19, 1998 on our audits of the consolidated financial statements of Legato Systems, Inc. and subsidiaries as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997 and of our reports dated January 19, 1998 on our audit of the consolidated financial statement schedule, both of which reports are included in this Annual Report on Form 10-K.


                                                    /S/ COOPERS & LYBRAND L.L.P.



San Jose, California

March 27, 1998