Form 10-Q
period 1998-03-31
LEGATO SYSTEMS INC
filed 1998-05-11
CIK 859360

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1998

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No



The number of shares outstanding of the registrant's common stock as of April 30, 1998 was 36,338,240.

                              LEGATO SYSTEMS, INC.

                                      INDEX

                                                                                                        Page

PART I:  Condensed Financial Information

   Item 1.  Financial Statements:

       Condensed Consolidated Balance Sheets as of March 31, 1998 and December 31, 1997 ....................    3

       Condensed Consolidated Statements of Operations for the three month periods ended March 31,
         1998 and 1997 .....................................................................................    4

       Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31,
         1998 and 1997 .....................................................................................    5

       Notes to the Condensed Consolidated Financial Statements ............................................    6

   Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations ..........    8

PART II:  Other Information

   Item 6. Exhibits and Reports on Form 8-K ................................................................   18

Signature ..................................................................................................   18

PART I: Condensed Financial Information

Item 1:      Financial Statements

                              LEGATO SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                           March 31,       December 31,
                                                             1998              1997
                                                          (unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                              $    54,734      $    34,763
   Short-term investments                                      24,870           28,147
   Accounts receivable, net                                    19,903           21,109
   Other current assets                                         3,646            4,355
   Deferred tax asset                                           2,835            2,702

     Total current assets                                     105,988           91,076

Long-term investments                                           6,096            8,499
Property and equipment, net                                    11,246           10,397
Intangible assets, net                                          3,134            3,431
Deposits and other assets                                         411              362

       Total assets                                       $   126,875      $   113,765

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued liabilities               $     8,614      $     8,115
   Deferred revenues                                           12,385           12,090

     Total current liabilities                                 20,999           20,205

Deferred tax liability                                            689              768

Commitments

Stockholders' equity:
   Common stock                                                72,525           65,326
   Retained earnings                                           32,662           27,466

     Total stockholders' equity                               105,187           92,792

       Total liabilities and stockholders' equity         $   126,875      $   113,765

                    The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

                              LEGATO SYSTEMS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                    (in thousands, except per share amounts)


                                                                Three Months Ended
                                                                      March 31,
                                                             1998                1997
Revenues:
   Product and other                                      $    17,725        $     8,726
   Royalty and license                                          4,743              4,403
   Software subscription                                        5,386              3,491
       Total revenues                                          27,854             16,620

Cost of revenues:
   Product and other                                            1,630                762
   Software subscription                                        1,540                980
       Total cost of revenues                                   3,170              1,742

           Gross profit                                        24,684             14,878

Operating expenses:
   Research and development                                     4,403              3,109
   Sales and marketing                                         10,419              5,546
   General and administrative                                   2,178              1,283
   Amortization of intangibles                                    279                279
       Total operating expenses                                17,279             10,217

Income from operations                                          7,405              4,661

Interest and other income, net                                    841                443

Income before provision for income taxes                        8,246              5,104

Provision for income taxes                                      3,051              1,940

Net income                                                $     5,195        $     3,164

Basic earnings per share                                  $      0.14        $      0.09

Diluted earnings per share                                $      0.13        $      0.08

Shares used in basic earnings per share calculations           35,971             34,212

Shares used in diluted earnings per share calculations         38,905             37,575



                    The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

                              LEGATO SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                               Three Months Ended
                                                                                    March 31,
                                                                               1998           1997
Cash flows from operating activities:
     Net income                                                              $   5,195       $  3,164
     Adjustments  to  reconcile  net income to net cash  provided  by  operating activities:
         Net deferred tax asset                                                   (212)           (88)
         Depreciation and amortization                                           1,255            679
         Tax benefit from exercise of stock options                              3,467            503
         Changes in operating assets and liabilities:
              Accounts receivable                                                1,181         (1,569)
              Other current assets                                                 709           (191)
              Other current liabilities                                            820          2,758

              Net cash provided by operating activities                         12,415          5,256

Cash flows from investing activities:
     Purchase of available-for-sale securities                                  (8,135)        (1,683)
     Maturities and sales of available-for-sale securities                      13,818             --
     Acquisition of property and equipment                                      (1,825)        (2,062)
     Other                                                                         (31)           (81)

              Net cash provided by (used in) investing activities                3,827         (3,826)

Cash flows from financing activities:
     Proceeds from issuance of common stock                                      3,724          1,050
     Other                                                                           5              5

              Net cash provided by financing activities                          3,729          1,055

Net increase in cash and cash equivalents                                       19,971          2,485

Cash and cash equivalents at beginning of period                                34,763         27,673

Cash and cash equivalents at end of period                                   $  54,734       $ 30,158


                    The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

                              LEGATO SYSTEMS, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Note 1.  Basis of Presentation

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position, results of operations and cash flows of Legato Systems, Inc. and its subsidiaries ("Legato" or "the Company"). The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for any future interim periods or for the full fiscal year. The Notes to the Consolidated Financial Statements contained in the 1997 Report on Form 10-K should be read in conjunction with these Condensed Consolidated Financial Statements. The balance sheet at December 31, 1997 was derived from audited financial statements; however, it does not include all disclosures required by generally accepted accounting principles.

Note 2.  Computation of Earnings Per Share

     The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), effective December 31, 1997. SFAS 128 requires the presentation of basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common equivalent shares consist of the incremental common shares issuable upon conversion of stock options. Prior period earnings per share amounts have been restated to comply with SFAS 128.

     In   accordance   with  the   disclosure   requirements   of  SFAS  128,  a
reconciliation of the numerator and denominator of basic and diluted earnings per share is provided as follows (in thousands, except per share amounts):

                                                           Three Months Ended
                                                                March 31,
                                                           1998          1997
Numerator - basic and diluted earnings per share

     Net income                                          $   5,195    $   3,164

Denominator - basic earning per share

     Weighted average common shares outstanding             35,971       34,212

     Basic earnings per share                            $    0.14    $    0.09

Denominator - diluted earnings per share

     Weighted average common shares outstanding             35,971       34,212

     Effect of dilutive securities:

         Common stock options                                2,934        3,363

     Weighted average common and common
     equivalent shares                                      38,905       37,575

     Diluted earnings per share                          $    0.13    $    0.08

Options to purchase 11,000 and 119,000 shares of common stock were outstanding at March 31, 1998 and 1997, respectively, but were not included in the calculation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares.

Note 3.  Stock Split

     The Company effected a two-for-one stock split (in the form of a stock dividend) on April 17, 1998. This stock split has been retroactively reflected in the accompanying Condensed Consolidated Financial Statements.

Note 4.  Other Matters

Comprehensive Income

     The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," effective January 1, 1998. This statement requires the disclosure of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as net income plus revenues, expenses, gains and losses that, under generally accepted accounting principles, are excluded from net income. The components of comprehensive income, which are excluded from net income, are not significant, individually or in aggregate, and therefore, no separate statement of comprehensive income has been presented.

Revenue Recognition

     The Company has adopted the provisions of Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2"), as amended by SOP 98-4, Deferral of the Effective Date of Certain Provisions of SOP 97-2, effective January 1, 1998. SOP 97-2 supercedes Statement of Position 91-1 and delineates the accounting for software product and maintenance revenues. Under SOP 97-2, the Company recognizes product revenues and license fees upon shipment if a signed contract exists, the fee is fixed and determinable, collection of resulting receivables is probable and product returns are reasonably estimable, except for sales to distributors, which are recognized upon sale by the distributors to their customers. In addition, for contracts with multiple obligations (e.g. deliverable and undeliverable products, services and maintenance), revenue must be allocated to each component of the contract based on evidence of its fair value which is specific to the Company, or for products not being sold separately, the price established by management.

     Revenue allocated to undelivered products is recognized when the criteria for product and license revenue set forth above are met. Revenue allocated to maintenance fees for ongoing customer support and product updates is recognized ratably over the period of the maintenance contract. Payments for maintenance fees are generally made in advance and are non-refundable. Revenue allocated to other services is recognized as the related services are performed.

Segment Reporting

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." ("SFAS 131"), which supercedes Statement of Financial Accounting Standards, "Financial Reporting for Segments of a Business Enterprise" ("SFAS 14"). SFAS 131 changes current practice under SFAS 14 by establishing a new framework on which to base segment reporting and also requires interim reporting of segment information. This statement is effective for fiscal years beginning after December 15, 1997. The statement's interim reporting disclosures are not required until the first quarter immediately subsequent to the fiscal year in which SFAS 131 is effective.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion in this report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this item under the heading "Risk Factors" in the Company's 1997 Report on Form 10-K, and the risks discussed in the Company's Securities and Exchange Commission filings.

RESULTS OF OPERATIONS

OVERVIEW

     The Company develops, markets and supports network storage management software products for heterogeneous client/server computing environments and large-scale enterprises. The Company's NetWorker family of software products, from which the Company derives a substantial majority of its revenues, and Global Enterprise Management Systems (G.E.M.S.) support many storage management server platforms and can accommodate a variety of servers, clients, applications, databases and storage devices. The Company licenses its products through resellers and directly to end users in North America, Europe and Asia Pacific. The Company also licenses its source code in exchange for initial licensing fees to original equipment manufacturers ("OEMs") and receives ongoing royalties from the OEMs' product sales. Substantially all of the OEMs are large computer system and software suppliers located in the United States, Europe and Asia Pacific.

     Selected elements of the Company's consolidated financial statements are shown below as a percentage of total revenues.
                                                           Three Months Ended
                                                                March 31,
                                                          1998             1997
     Revenues:
         Product and other                               63.7%             52.5%
         Royalty and license                             17.0              26.5
         Software subscription                           19.3              21.0
              Total revenues                            100.0             100.0
     Cost of revenues:
         Product and other                                5.9               4.6
         Software subscription                            5.5               5.9
              Total cost of revenues                     11.4              10.5
                  Gross profit                           88.6              89.5
     Operating expenses:
         Research and development                        15.8              18.7
         Sales and marketing                             37.4              33.4
         General and administrative                       7.8               7.7
         Amortization of intangibles                      1.0               1.7
              Total operating expenses                   62.0              61.5
     Income from operations                              26.6              28.0
     Interest and other, net                              3.0               2.7
     Income before provision for income taxes            29.6              30.7
     Provision for income taxes                          10.9              11.7
     Net income                                          18.7%             19.0%

REVENUES

     Total revenues for the first quarter of 1998 increased 68 percent over revenues for the comparable period of 1997. The increase was attributable to increased licensing of the Company's products, increased sales of software subscriptions, as well as increased royalty revenue.

     Product and Other Revenues. Product and other revenues were $17.7 million and $8.7 million for the first quarters of 1998 and 1997, respectively, representing an increase of 103 percent. Product revenue increased primarily as a result of the continued acceptance of the Company's products. Other revenues were less than 5 percent of total revenues for the periods presented. The Company recognizes product revenues and license fees upon shipment if a signed contract exists, the fee is fixed and determinable, collection of resulting receivables is probable and product returns are reasonably estimable, except for sales to distributors, which are recognized upon sale by the distributors to their customers. Prior growth rates of the Company's product and other revenues are not indicative of future software subscription revenue growth rates and may not be sustainable in the future.

     Royalty and License Revenues. Royalty and license revenues were $4.7 million and $4.4 million for the first quarters of 1998 and 1997, respectively, representing an increase of 8 percent. The increases in royalty and license revenues primarily relate to increased royalties from product sales by OEMs. Royalty revenues are recognized upon receipt of quarterly royalty reports from OEMs related to their product sales for the previous quarter. Since its OEMs generally have stronger product sales for the December quarter, the Company would expect the first quarter to reflect stronger OEM performance. Prior growth rates of the Company's royalty and license revenues are not indicative of future royalty and license revenues growth rates and may not be sustainable in the future.

     Software Subscription Revenues. Software subscription revenues were $5.4 million and $3.5 million for the first quarters of 1998 and 1997, respectively, representing an increase of 54 percent. This growth was primarily due to the increase in the number of registered customers for the Company's products electing to subscribe to maintenance and support contracts, an increase in the renewal of software subscriptions after the initial one-year term and an increase in internal staffing for software subscription sales. Software subscription fees for ongoing customer support and product updates are collected in advance and are recognized ratably over the period of the contract. Prior growth rates of the Company's software subscription revenues are not indicative of future software subscription revenue growth rates and may not be sustainable in the future.

     International product sales were $7.6 million and $3.8 million for the first quarters of 1998 and 1997, respectively. International product sales accounted for 43 percent of total product and other revenues in the first quarters of 1998 and 1997. The increase in international sales in absolute dollars was primarily attributable to an increase in the market acceptance of the Company's products overseas, an increase in the number of international sales offices, and an increase in the number of international distributors and resellers marketing the Company's products. The majority of international sales during these periods were made in Europe and Canada. The Company continues to expand its international operations, which requires significant management attention and financial resources and could materially adversely affect the Company's operating results. To the extent that the Company is unable to effect these additions in a timely manner, the Company's growth, if any, in international sales will be limited, and the Company's business, operating results and financial condition could be materially adversely affected.

GROSS PROFIT

     Gross profit was $24.7 million or 88.6 percent of total revenues and $14.9 million or 89.5 percent of total revenues for the first quarters of 1998 and 1997, respectively. The increase in total gross profit in absolute dollars was primarily attributable to the higher levels of revenues from all sources.

     Gross profit from product and other revenues increased 102 percent to $16.1 million in the first quarter of 1998 from $8.0 million in the comparable period in 1997. Gross profit as a percentage of product and other revenues was 90.8 percent and 91.3 percent in the first quarters of 1998 and 1997, respectively. Gross profit from product and other revenues consists of product and other revenues less the related cost, which consists primarily of product media, documentation and packaging costs and the costs of providing certain training and consulting. The decrease in gross profit from product and other revenues as a percentage of product and other revenues was primarily due to increases in training and consulting costs.

     Gross profit from software subscription revenues increased 53.2 percent to $3.8 million in the first quarter of 1998 from $2.5 million in the first quarter of 1997. Gross profit as a percentage of software subscription revenues was 71.4 percent and 71.9 percent in the first quarters of 1998 and 1997, respectively. Costs of software subscription revenues consist primarily of personnel-related costs incurred in providing telephone support and the costs of providing software updates.

OPERATING EXPENSES

     Research and Development. Research and development expenses increased 41.6 percent to $4.4 million in the first quarter of 1998 from $3.1 million in the first quarter of 1997. The increase in research and development expenses primarily reflects increased staffing and associated support for engineers necessary to expand and enhance the Company's product line. As a percentage of total revenues, research and development decreased to 15.8 percent in the first quarter of 1998 from 18.7 percent in the first quarter of 1997, primarily as a result of research and development expenses increasing less than the rate of increase in total revenues. The Company believes that research and development expenses will increase in absolute dollars as it continues to invest in developing new products, applications, and product enhancements.

     Sales and Marketing. Sales and marketing expenses were $10.4 million and $5.5 million in the first quarter of 1998 and 1997, respectively. As a percentage of total revenues, sales and marketing expenses increased to 37.4 percent in the first quarter of 1998 from 33.4 percent in the comparable 1997 period, primarily attributable to the growth of the Company's sales force and associated support personnel, increased marketing and promotional activities and increased commission expenses. The Company believes that sales and marketing expenses will increase in absolute dollars as the Company continues to expand its sales and marketing staff.

     General and Administrative. General and administrative expenses were $2.2 million and $1.3 million in the first quarter of 1998 and 1997, respectively. As a percentage of total revenues, general and administrative expenses increased to
7.8 percent in the first quarter of 1998 from 7.7 percent in the comparable 1997 period. The increases, in dollar amounts and as a percentage of total revenues, were primarily attributed to increased staffing and related costs required to manage and support the Company's expansion. The Company expects that general and administrative expenses will increase in absolute dollars from the first quarter of 1998 level as the Company expands its staffing and other support operations.

     Amortization of Intangibles. Amortization of intangibles was $279,000 in the first quarter of both 1998 and 1997. The related intangibles were recorded following an acquisition in the first quarter of 1996. The Company is amortizing these intangibles on a straight-line basis over five years.

     Interest and Other Income, Net. Interest and other income, net, were $841,000 and $443,000 in the first quarter of 1998 and 1997, respectively. Interest and other income primarily represent interest income from funds available for investment. The increase in interest income relates primarily to interest earned from the increased cash provided by the Company's operations.

     Provision for Income Taxes. The provision for income taxes for the first quarter of 1998 was $3.1 million, compared to $1.9 million for the first quarter of 1997. The effective tax rates for the first quarter of 1998 and 1997 were 37 percent and 38 percent, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash, cash equivalents and investments totaled $85.7 million at March 31, 1998 and represented 68 percent of total assets. Cash and cash equivalents are highly liquid investments with original maturities of ninety days or less. Investments consist mainly of short-term and long-term municipal securities. At March 31, 1998, the Company had no long-term debt and stockholders' equity was $105.2 million.

     Cash  generated  from  operations  and  sales  of  common  stock  has  been sufficient to finance the Company's operations to date. Cash and cash equivalents increased $20.0 million during the first three months of 1998. Net cash provided by operating activities of $12.4 million was derived primarily from net income of $5.2 million, changes in operating assets and liabilities of $2.7 million and $3.5 million related to the tax benefit from the exercise of stock options. Cash provided by investing activities of $3.8 million primarily reflected the maturities and sales of available-for-sale securities, net of purchases of available-for-sale securities, of $5.7 million, offset by the acquisition of property and equipment of $1.8 million. Cash from financing activities of $3.7 million reflects proceeds received from the issuance of common stock under the Company's stock plans.

     The Company believes its current cash balances and cash flow from operations, if any, will be sufficient to meet its working capital and capital expenditure requirements for at least the next twelve months.

YEAR 2000 COMPLIANCE

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than two years, computer systems and/or software used by many companies will need to be upgraded to comply with such "Year 2000" requirements. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance. Management does not anticipate that the Company will incur significant operating expenses or be required to invest heavily in computer systems improvements to be Year 2000 compliant. Although the Company believes its software products are Year 2000 compliant, there can be no assurance that the Company's software products contain all the necessary software routines and programs for the accurate calculation, display, storage and manipulation of data involving dates. If the Company's software products do not contain all the necessary software routines and programs for the accurate calculation, display, storage and manipulation of data involving dates, it would have a material adverse effect on the Company's business, operating results and financial condition. The Company believes that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues as companies expend significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase products such as those offered by the Company. The occurrence of any of the foregoing could have a material adverse effect on the Company's business, operating results or financial condition.

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

Competition

     The network storage management market is intensely competitive, highly fragmented and characterized by rapidly changing technology and evolving standards. Competitors vary in size and in the scope and breadth of the products and services offered. The Company's major competitors on the Novell NetWare and Windows NT platforms include Computer Associates (Cheyenne Software) and Seagate (Palindrome and Arcada); on the Sun Solaris/SunOS platform include Computer Associates (Legent/Lachman), EMC2 (Epoch), Peripheral Devices (Delta Microsystems), Software Moguls, Spectra Logic and Veritas; on the AIX platform include IBM; and on the HP-UX platform include Hewlett Packard. In the future, as the Company enters new markets, the Company expects that such markets will have additional, market-specific competitors. In addition, many of the Company's existing competitors are broadening their platform coverage. The Company also expects increased competition from systems and network management companies, especially those that have historically focused on the mainframe market and are broadening their focus to include the client/server market. In addition, because there are relatively low barriers to entry in the software market, the Company expects additional competition from other established and emerging companies. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect the Company's business, operating results and financial condition.

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

Dependence on Proprietary Technology; Risks of Infringement

     The Company depends significantly upon proprietary technology. The Company relies on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. The Company seeks to protect its software, documentation and other written materials under patent, trade secret and copyright laws, which afford only limited protection. There can be no assurance that the Company will develop proprietary products or technologies that are patentable, that any issued patent will provide the Company with any competitive advantages or will not be challenged by third parties, or that the patents of others will not have a material adverse effect on the Company's ability to do business. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and although the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In selling its products, the Company relies primarily on "shrink wrap" licenses that are not signed by licensees, and, therefore, such licenses may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to as great an extent as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology, duplicate the Company's products or design around patents issued to the Company or other intellectual property rights of the Company.

     There have also been substantial amounts of litigation in the software industry regarding intellectual property rights. The Company has from time to time received claims that it is infringing third parties' intellectual property rights, and there can be no assurance that third parties will not in the future claim infringement by the Company with respect to current or future products, trademarks or other proprietary rights. The Company expects that software product developers will increasingly be subject to infringement claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all, which could have a material adverse effect upon the Company's business, operating results and financial condition.

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

Year 2000 Compliance

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than two years, computer systems and/or software used by many companies will need to be upgraded to comply with such "Year 2000" requirements. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance. Management does not anticipate that the Company will incur significant operating expenses or be required to invest heavily in computer systems improvements to be Year 2000 compliant. Although the Company believes its software products are Year 2000 compliant, there can be no assurance that the Company's software products contain all the necessary software routines and programs for the accurate calculation, display, storage and manipulation of data involving dates. If the Company's software products do not contain all the necessary software routines and programs for the accurate calculation, display, storage and manipulation of data involving dates, it would have a material adverse effect on the Company's business, operating results and financial condition. The Company believes that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues as companies expend significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase products such as those offered by the Company. The occurrence of any of the foregoing could have a material adverse effect on the Company's business, operating results or financial condition.

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

PART II:     Other Information

Item 6.  Exhibits and reports on Form 8-K

(a) Exhibits

    27.1 Financial Data Schedule

(b) Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter ended March 31, 1998.


                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGATO SYSTEMS, INC.




Date:  May 11, 1998           /S/ Stephen C. Wise

                              Stephen C. Wise
                              V.P. of Finance and Chief Financial Officer

                              (Duly authorized officer and principal financial and accounting officer)