Form 10-Q
period 1998-06-30
LEGATO SYSTEMS INC
filed 1998-08-11
CIK 859360

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1998

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No



The number of shares outstanding of the registrant's common stock as of July 31, 1998 was 36,830,726.

                              LEGATO SYSTEMS, INC.

                                      INDEX

                                                                                      Page

PART I:  Condensed Financial Information

   Item 1.  Financial Statements:

       Condensed Consolidated Balance Sheets as of June 30, 1998 and December
         31, 1997                                                                       3

       Condensed Consolidated Statements of Income for the three and six month
         periods ended June 30, 1998 and 1997                                           4

       Condensed Consolidated Statements of Cash Flows for the six month
         periods ended June 30, 1998 and 1997                                           5

       Notes to the Condensed Consolidated Financial Statements                         6


   Item 2.  Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                           9


PART II:  Other Information


   Item 4.  Submission of Matters to a Vote of Security Holders                        20


   Item 6. Exhibits and Reports on Form 8-K                                            20


Signature                                                                              21

PART I:      Condensed Financial Information

Item 1:       Financial Statements

                              LEGATO SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                           June 30,        December 31,
                                                             1998              1997
                                                          (unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                              $    55,115        $  34,763
   Short-term investments                                      28,181           28,147
   Accounts receivable, net                                    26,005           21,109
   Other current assets                                         4,018            4,355
   Deferred tax asset                                           2,580            2,702
                                                          -----------      -----------


     Total current assets                                     115,899           91,076


Long-term investments                                           9,994            8,499
Property and equipment, net                                    12,296           10,397
Deposits and other assets                                         526              362
Intangible assets, net                                          2,837            3,431
                                                          -----------      -----------

       Total assets                                       $   141,552      $   113,765
                                                          ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued liabilities               $    12,151         $  8,115
   Deferred revenues                                           15,569           12,090
                                                          -----------      -----------

     Total current liabilities                                 27,720           20,205

Deferred tax liability                                            610              768

Stockholders' equity:
   Capital stock                                               74,753           65,326
   Retained earnings                                           38,469           27,466
                                                          -----------      -----------

     Total stockholders' equity                               113,222           92,792
                                                          -----------      -----------

       Total liabilities and stockholders' equity         $   141,552      $   113,765
                                                          ===========      ===========


          The  accompanying   notes  are  an  integral  part  of  the  Condensed
Consolidated Financial Statements.

                              LEGATO SYSTEMS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                      (in thousands, except per share data)


                                                   Three Months Ended                Six Months Ended
                                                        June 30,                         June 30,
                                                  1998           1997              1998            1997
                                               -----------    -----------       ----------      ----------
Revenues:
   Product licenses                            $    25,611    $    14,430       $  47,540      $    27,427
   Service and support                               6,736          3,720          12,661            7,344
                                               -----------    -----------       ----------     -----------

       Total revenues                               32,347         18,150           60,201          34,771

Cost of revenues:
   Product licenses                                  1,007            698            1,759           1,162
   Service and support                               3,041          1,279            5,458           2,557
                                               -----------    -----------       ----------     -----------

       Total cost of revenues                        4,048          1,977            7,217           3,719
                                               -----------    -----------       ----------     -----------

Gross profit                                        28,299         16,173           52,984          31,052

Operating expenses:
   Research and development                          4,858          3,490            9,261           6,599
   Sales and marketing                              12,727          6,510           23,147          12,056
   General and administrative                        2,210          1,345            4,387           2,628
   Amortization of intangibles                         280            280              559             559
                                               -----------    -----------       ----------     -----------

       Total operating expenses                     20,075         11,625           37,354          21,842
                                               -----------    -----------       ----------     -----------

Income from operations                               8,224          4,548           15,630           9,210

Interest and other income, net                         994            503            1,835             945
                                                 ---------    -----------       ----------        --------

Income before provision for income taxes             9,218          5,051           17,465          10,155

Provision for income taxes                           3,411          1,919            6,462           3,859
                                               -----------    -----------       ----------     -----------

Net income                                     $     5,807    $     3,132       $   11,003     $     6,296
                                               ===========    ===========       =============  ===========

Basic earnings per share                       $      0.16    $      0.09       $     0.30     $      0.18
                                               ===========    ===========       ==========     ===========

Diluted earnings per share                     $      0.15    $      0.08       $     0.28     $      0.17
                                               ===========    ===========       ==========     ===========

Shares used in basic earnings
   per share calculation                            36,466         34,661           36,218          34,437
                                               ===========    ===========       ==========     ===========

Shares used in diluted earnings
   per share calculation                            39,448         37,181           39,194          37,370
                                               ===========    ===========       ==========     ===========

          The  accompanying   notes  are  an  integral  part  of  the  Condensed
Consolidated Financial Statements.

                              LEGATO SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                                Six Months Ended
                                                                                     June 30,
                                                                               1998           1997
Cash flows from operating activities:
     Net income                                                              $  11,003       $  6,296
     Adjustments  to  reconcile  net income to net cash  provided  by  operating activities:
         Net deferred tax asset                                                    (36)          (159)
         Depreciation and amortization                                           2,626          1,459
         Tax benefit from exercise of stock options                              4,739            797
     Changes in operating assets and liabilities:
         Accounts receivable                                                    (4,896)        (5,143)
         Other current assets                                                      337           (394)
         Current liabilities                                                     7,514          1,971
                                                                           -----------    -----------

              Net cash provided by operating activities                         21,287          4,827
                                                                           -----------    -----------

Cash flows from investing activities:
     Purchase of  available-for-sale securities                                (30,944)       (13,958)
     Proceeds from maturity and sale of available-
       for-sale securities                                                      29,418         13,847
     Acquisition of property and equipment                                      (3,966)        (3,524)
     Other                                                                        (129)           (96)
                                                                           -----------    -----------

              Net cash used in investing activities                             (5,621)        (3,731)
                                                                           -----------    -----------

Cash flows from financing activities:
     Proceeds from issuance of common stock                                      4,676          1,641
     Other                                                                          10              9
                                                                           -----------    -----------

              Net cash provided by financing activities                          4,686          1,650
                                                                           -----------    -----------

Net increase in cash and cash equivalents                                       20,352          2,746

Cash and cash equivalents at beginning of period                                34,763         27,673
                                                                           -----------     ----------

Cash and cash equivalents at end of period                                 $   55,115      $   30,419
                                                                           ===========     ==========

          The  accompanying   notes  are  an  integral  part  of  the  Condensed
Consolidated Financial Statements.

                              LEGATO SYSTEMS, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Note 1.  Basis of Presentation

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position, results of operations and cash flows of Legato Systems, Inc. and its subsidiaries ("the Company"). The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for any future interim periods or for the full fiscal year. The Notes to the Consolidated Financial Statements contained in the 1997 Report on Form 10-K should be read in conjunction with these Condensed Consolidated Financial Statements. The balance sheet at December 31, 1997 was derived from audited financial statements; however, it does not include all disclosures required by generally accepted accounting principles.

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

     In   accordance   with  the   disclosure   requirements   of  SFAS  128,  a
reconciliation of the numerator and denominator of basic and diluted earnings per share is provided as follows (in thousands, except per share amounts):

                                                                Three Months Ended           Six Months Ended
                                                                     June 30,                    June 30,
                                                              ----------------------      ---------------
                                                                1998          1997           1998         1997
                                                              ---------    ---------      ---------     ------
Numerator - basic and diluted earnings per share

     Net income                                               $   5,807    $   3,132      $  11,003     $  6,296
                                                              =========    =========      =========     ========

Denominator - basic earning per share

     Weighted average common shares outstanding                  36,466       34,661         36,218       34,437
                                                              ---------    ---------      ---------     --------

     Basic earnings per share                                 $    0.16    $    0.09      $    0.30     $   0.18
                                                              =========    =========      =========     ========

Denominator - diluted earnings per share

     Weighted average common shares outstanding                  36,466       34,661         36,218       34,437

     Effect of dilutive securities:

         Common stock options                                     2,982        2,520          2,976        2,933
                                                              ---------    ---------      ---------     --------

     Weighted average common and common
     equivalent shares                                           39,448       37,181         39,194       37,370
                                                              =========    =========      =========     ========

     Diluted earnings per share                               $    0.15    $    0.08      $    0.28     $   0.17
                                                              =========    =========      =========     ========


Options to purchase 94,000 and 1,432,000 shares of common stock were outstanding for the three-months ended June 30, 1998 and 1997, respectively. Options to purchase 85,000 and 1,074,000 shares of common stock were outstanding for the six-months ended June 30, 1998 and 1997, respectively. Such shares were not included in the calculation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares during these periods


Note 3.  Stock Split

     The Company effected a two-for-one stock split (in the form of a stock dividend) on April 17, 1998. This stock split has been retroactively reflected in the accompanying Condensed Consolidated Financial Statements.


Note 4.  Other Matters


Comprehensive Income


     The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," effective January 1, 1998. This statement requires the disclosure of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as net income plus revenues, expenses, gains and losses that, under generally accepted accounting principles, are excluded from net income. The components of comprehensive income that are excluded from net income are not significant, individually or in aggregate, and therefore, no separate statement of comprehensive income has been presented.


Revenue Recognition


     The Company has adopted the provisions of Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2"), as amended by Statement of Position 98-4, Deferral of the Effective Date of Certain Provisions of SOP 97-2, effective January 1, 1998. SOP 97-2 supercedes Statement of Position 91-1 and delineates the accounting for software product and maintenance revenues. Under SOP 97-2, the Company recognizes product revenues and license fees upon shipment if a signed contract exists, the fee is fixed and determinable, collection of resulting receivables is probable and product returns are reasonably estimable, except for sales to distributors, which are recognized upon sale by the distributors to end-users. In addition, for contracts with multiple obligations (e.g. deliverable and undeliverable products, services and maintenance), revenue is allocated to each component of the contract based on objective evidence of its fair value, which is specific to the Company, or for products not being sold separately, the price established by management. Revenue allocated to undelivered products is recognized when the criteria for product and license revenue set forth above are met. Revenue allocated to maintenance fees for ongoing customer support and product updates is recognized ratably over the period of the maintenance contract. Payments for maintenance fees are generally made in advance and are non-refundable. Revenue allocated to other services is recognized as the related services are performed.


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


Note 5.  Subsequent Event

     On August 6, 1998, the Company acquired the net assets of Software Moguls, Inc. a developer of advanced backup-retrieval products for the Windows NT and UNIX environments in exchange for 250,000 shares of its stock. The combination was accounted for as a pooling of interests. The historical operating results and net assets of Software Moguls, Inc. are not material to the Company's historical consolidated financial statements.

Reclassifications

     Certain reclassifications were made to the 1998 and 1997 consolidated financial statements to conform to the 1998 presentation. The reclassifications have no significant effect on previously reported financial position, results of operations or cash flows.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The discussion in this report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this item under the heading "Risk Factors" and the risks discussed in the Company's other Securities and Exchange Commission filings.


RESULTS OF OPERATIONS

OVERVIEW

     The Company develops, licenses, markets and supports network storage management software products for heterogeneous client/server computing environments and large-scale enterprises. The Company's NetWorker family of software products, from which the Company derives a substantial majority of its revenues, and Global Enterprise Management Systems (G.E.M.S.) support many storage management server platforms and can accommodate a variety of servers, clients, applications, databases and storage devices. The Company licenses its products through resellers and directly to end users in North America, Europe and Asia Pacific. The Company also licenses its source code in exchange for initial licensing fees to original equipment manufacturers ("OEMs") and receives ongoing royalties from the OEMs' product sales. Substantially all of the OEMs are large computer system and software suppliers located in the United States, Europe and Asia Pacific.

     Selected elements of the Company's consolidated financial statements are shown below as a percentage of total revenues.

                                                  Three Months Ended                  Six Months Ended
                                                       June 30,                           June 30,
                                                  1998         1997                  1998         1997
                                               -----------  -----------           -----------  -------
Revenues:
   Product licenses                                  79.2%         79.5%                79.0%         78.9%
   Service and support                               20.8          20.5                 21.0          21.1
                                               ----------   -----------           ----------   -----------
       Total revenues                               100.0         100.0                100.0         100.0
Cost of revenues:
   Product licenses                                   3.1           3.9                  2.9           3.3
   Service and support                                9.4           7.0                  9.1           7.4
                                               ----------   -----------           ----------   -----------
       Total cost of revenues                        12.5          10.9                 12.0          10.7
                                               ----------   -----------           ----------   -----------
Gross profit                                         87.5          89.1                 88.0          89.3
Operating expenses:
   Research and development                          15.0          19.2                 15.4          19.0
   Sales and marketing                               39.4          35.9                 38.4          34.7
   General and administrative                         6.8           7.4                  7.3           7.5
   Amortization of intangibles                        0.9           1.5                  0.9           1.6
                                               ----------   -----------           ----------   -----------
       Total operating expenses                      62.1          64.0                 62.0          62.8
                                               ----------   -----------           ----------   -----------
Income from operations                               25.4          25.1                 26.0          26.5
Interest and other income, net                        3.1           2.7                  3.0           2.7
                                               ----------     ---------           ----------   -----------
Income before provision for income taxes             28.5          27.8                 29.0          29.2
Provision for income taxes                           10.5          10.5                 10.7          11.1
                                               ----------   -----------           ----------   -----------
Net income                                           18.0%         17.3%                18.3%         18.1%
                                               ==========   ===========           ==========   ===========

REVENUES

     Revenues for the second quarter of 1998 increased 78.2 percent over revenues for the comparable period of 1997, and revenues for the first half of 1998 grew 73.1 percent from the comparable period of 1997. These increases were attributable to increased licensing of the Company's products, increased sales of services and support, as well as increased royalty revenue.

     Product License Revenues. Product license revenues were $25.6 million and $14.4 million for the second quarters of 1998 and 1997, respectively, representing an increase of 77.5 percent. For the first half of 1998 and 1997, product license revenues were $47.5 million and $27.4 million, respectively, representing an increase of 73.3 percent. Product license revenue increased primarily as a result of the continued market acceptance of the Company's products. The Company recognizes product license revenues upon shipment if a signed contract exists, the fee is fixed and determinable, collection of resulting receivables is probable and product returns are reasonably estimable, except for sales to distributors, which are recognized upon sale by the distributors to end-users. Product license revenues also include royalty payments received from product sales by OEMs and are recognized upon receipt of quarterly royalty reports from OEMs related to their product sales for the previous quarter. Prior growth rates of the Company's product license revenues are not indicative of future product license revenue growth rates and may not be sustainable in the future.

     Service and Support Revenues. Software service and support revenues were $6.7 million and $3.7 million for the second quarters of 1998 and 1997, respectively, representing an increase of 81.1 percent. For the first half of 1998 and 1997, software service and support revenues were $12.7 million and $7.3 million, respectively, representing an increase on 72.4 percent. This growth was primarily due to the increase in the number of registered customers for the Company's products electing to subscribe to support contracts, an increase in the renewal of software support after the initial one-year term, an increase in internal staffing for software support sales and increases in demand for education and consulting services offered by the Company. Software support fees for ongoing customer support and product updates are collected in advance and are recognized ratably over the period of the contract. Revenues from education and consulting services are recognized when such services are performed by the Company. Prior growth rates of the Company's software service and support revenues are not indicative of future software service and support revenue growth rates and may not be sustainable in the future.


     International product license revenues were $8.4 million and $4.7 million for the second quarters of 1998 and 1997, respectively, representing an increase of 77.1 percent. International product license revenues accounted for 32.7 percent of total product license revenues in the second quarters of 1998 and 1997. For the first half of 1998 and 1997, international product license revenues were $17.1 million and $9.1 million, respectively, representing an increase of 87.4 percent. International product license revenues accounted for
36.0 percent and 33.3 percent of total product license revenues in the first six months of 1998 and 1997, respectively. The increase in international license revenues was primarily attributable to an increase in the market acceptance of the Company's products overseas, an increase in the number of international sales offices, and an increase in the number of international distributors and resellers marketing the Company's products. The majority of international sales during these periods were made in Europe and Canada. The Company continues to expand its international operations, which requires significant management attention and financial resources and could materially adversely affect the Company's operating results. To the extent that the Company is unable to effect these expansions in a timely manner, the Company's growth, if any, in international sales will be limited, and the Company's business, operating results and financial condition could be materially adversely affected.


GROSS PROFIT


     Gross profit was $28.3 million, or 87.5 percent of total revenues, and $16.2 million, or 89.1 percent of total revenues, for the second quarters of 1998 and 1997, respectively. Gross profit was $53.0 million, or 88.0 percent of total revenues, and $31.1 million, or 89.3 of total revenues, for the first six months of 1998 and 1997, respectively. The increase in total gross profit in absolute dollars was primarily attributable to the higher levels of revenues from all sources.


     Gross profit from product license revenues increased 79.2 percent to $24.6 million in the second quarter of 1998 from $13.7 million in the comparable period in 1997. For the first half of 1998, gross profit from product license revenues increased 74.3 percent to $45.8 million from $26.3 million in the comparable period in 1997. Gross profit as a percentage of product license revenues was 96.1 percent and 95.2 percent in the second quarters of 1998 and 1997, respectively, and 96.3 percent and 95.8 percent in the first six months of 1998 and 1997, respectively. Gross profit from product license revenues consists of product license revenues less the related cost, which consists primarily of product media and documentation and packaging. The increase in gross profit from product license revenues as a percentage of product license revenues was primarily due to leveraging the costs of product licenses over a larger revenue base.


     Gross profit from software service and support revenues increased 51.4 percent to $3.7 million in the second quarter of 1998 from $2.4 million in the second quarter of 1997. Gross profit as a percentage of software service and support revenues was 54.9 percent and 65.6 percent in the second quarters of 1998 and 1997, respectively. Gross profit from software service and support revenue increased 50.5 percent to $7.2 million in the first six months of 1998 from $4.8 million for the corresponding period in 1997. Gross profit as a percentage of software service and support revenues was 56.9 percent and 65.2 percent in the first six months of 1998 and 1997, respectively. The decrease in gross profit as a percentage of software service and support revenues was primarily attributed to the Company's continued investment in developing new services and support offerings, additional costs associated with supporting a larger installed base of products, as well as additional costs to provide higher support levels to customers. Costs of software service and support revenues consist primarily of personnel-related costs incurred in providing telephone support, consulting services, and training to customers, costs of providing software updates and costs of education and consulting materials.


OPERATING EXPENSES

     Research and Development. Research and development expenses increased 39.2 percent to $4.9 million in the second quarter of 1998 from $3.5 million in the second quarter of 1997. Research and development expenses increased 40.3 percent to $9.3 million in the first six months of 1998, compared to $6.6 million for the first six months in 1997. The increase in research and development expenses primarily reflects increased staffing and associated support for engineers necessary to expand and enhance the Company's product line. As a percentage of total revenues, research and development expenses decreased to 15.0 percent in the second quarter of 1998 from 19.2 percent in the second quarter 1997 and decreased to 15.4 percent in the first six months of 1998 from 19.0 percent for the corresponding period in 1997, primarily as a result of research and development expenses increasing less than the rate of increase in total revenues. The Company believes that research and development expenses will continue to increase in absolute dollars as it continues to invest in developing new products, applications, and product enhancements.


     Sales and Marketing. Sales and marketing expenses were $12.7 million and $6.5 million in the second quarter of 1998 and 1997, respectively. Sales and marketing expenses were $23.1 million and $12.1 million in the first six months of 1998 and 1997, respectively. As a percentage of total revenues, sales and marketing expenses increased to 39.4 percent in the second quarter of 1998 from
35.9 percent in the comparable 1997 period and increased to 38.4 percent in the first six months of 1998 from 34.7 percent in the comparable 1997 period. The increases were primarily attributable to the growth of the Company's sales force and associated support personnel, increased marketing and promotional activities and increased commission expenses. The Company believes that sales and marketing expenses will increase in absolute dollars as the Company continues to expand its sales and marketing staff.

     General and Administrative. General and administrative expenses were $2.2 million and $1.3 million in the second quarter of 1998 and 1997, respectively. General and administrative expenses were $4.4 million and $2.6 million for the first six months of 1998 and 1997, respectively. As a percentage of total revenues, general and administrative expenses decreased to 6.8 percent in the second quarter of 1998 from 7.4 percent in the comparable 1997 period and decreased to 7.3 percent for the first six months in 1998 from 7.5 percent in the comparable 1997 period. The decreases, as a percentage of total revenues, were primarily attributed to leveraging general and administrative expenses over a larger revenue base. The Company expects that general and administrative expenses will increase in absolute dollars from the second quarter of 1998 level as the Company expands its staffing and other support operations.

     Amortization of Intangibles. Amortization of intangibles was $280,000 for both the second quarter of 1998 and 1997. Amortization of intangibles was $559,000 for both the first half of 1998 and the first half of 1997. The related intangibles were recorded following an acquisition in the first quarter of 1996. The Company is amortizing these intangibles on a straight-line basis over five years.

     Interest and Other Income, Net. Interest and other income, net, was $994,000 and $503,000 in the second quarter of 1998 and 1997, respectively. Interest and other income, net, was $1.8 million and $945,000 in the first half of 1998 and 1997, respectively. Interest and other income, net, primarily represent interest income from funds available for investment. The increase in interest income relates primarily to interest earned from the increased cash provided by the Company's operations.

     Provision for Income Taxes. The provision for income taxes for the second quarter of 1998 was $3.4 million, compared to $1.9 million for the first quarter of 1997. The provision for income taxes for the first six month of 1998 and 1997 were $6.5 million and $3.9 million, respectively. The effective tax rates for the second quarters of 1998 and 1997 were 37 percent and 38 percent, respectively. The effective tax rates for the first six months of 1998 and 1997 were 37 percent and 38 percent, respectively.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash, cash equivalents and investments totaled $93.3 million at June 30, 1998 and represented 66 percent of total assets. Cash equivalents are highly liquid investments with original maturities of ninety days or less. Investments consist mainly of short-term and long-term municipal securities. At June 30, 1998, the Company had no long-term debt and stockholders' equity was $113.2 million.

     Cash  generated  from  operations  and  sales  of  common  stock  has  been sufficient to finance the Company's operations to date. Cash and cash equivalents increased $20.4 million during the first six months of 1998. Net cash provided by operating activities of $21.3 million was derived primarily from net income of $11.0 million, changes in operating assets and liabilities of $3.0 million and $4.7 million related to the tax benefit from the exercise of stock options. Cash used in investing activities of $5.6 million primarily reflected the purchases of available-for-sale securities, net of, maturities and sales of available-for-sale securities, of $1.5 million and the acquisition of property and equipment of $4.0 million. Cash from financing activities of $4.7 million reflects proceeds received from the issuance of common stock under the Company's stock plans.


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

RISK FACTORS

     In addition to the other information in this Report, the following risk factors should be considered carefully in evaluating the Company and its business:

Fluctuations in Quarterly Operating Results; Future Operating Results Uncertain

     The Company's quarterly operating results have in the past varied and may in the future vary significantly depending on a number of factors, including, but not limited to, the size and timing of significant orders; increased competition; market acceptance of new products, applications and product enhancements; changes in pricing policies by the Company and its competitors; the ability of the Company to timely develop, introduce and market new products, applications and product enhancements and to control costs; the Company's success in expanding its sales and marketing programs; technological changes in the network storage management market; the mix of sales among the Company's channels; deferrals of customer orders in anticipation of new products, applications or product enhancements; changes in Company strategy; personnel changes; and general economic factors.


     The Company's future revenues are difficult to predict. The Company operates with virtually no order backlog because its software products typically are shipped shortly after orders are received. In addition, the Company does not recognize revenues on sales to domestic distributors until the products are sold through to end-users. As a result, product license revenues in any quarter are substantially dependent on orders booked and shipped and on sell-through to end-users in that quarter. Revenues for any future quarter are not predictable with any significant degree of certainty. Product licenses and software services and support revenues are difficult to forecast because the network storage management market is rapidly evolving and the Company's sales cycle varies substantially from customer to customer. The Company has become increasingly dependent upon the larger enterprise license transactions to corporate customers, which often include product license, service and support components. The Company's operating results are sensitive to the timing of such orders and are subject to purchasing cycles and budgetary constraints of the customer, which are difficult to predict. Due to the lengthier sales cycle and the larger size of enterprise license transactions, if orders forecasted for a particular quarter are not realized in that quarter, the Company's operating results for that quarter may be adversely affected. Royalty revenues are substantially dependent upon product license sales by OEMs of their products that incorporate the Company's software. Accordingly, royalty revenues are subject to OEMs' product cycles, which are also difficult to predict. Royalty revenues are further impacted by fluctuations in licensing activity from quarter-to-quarter, because initial license fees generally are non-recurring and recognized upon the signing of the license agreement. The Company's expense levels are based, in part, on its expectations as to future revenues. If revenue levels are below expectations, operating results are likely to be adversely affected. Net income may be disproportionately affected by a reduction in revenues because a proportionately smaller amount of the Company's expenses varies with its revenues. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Due to all of the foregoing factors, it is possible that in some future quarters the Company's operating results may be below the expectations of public market analysts and investors. In such event, the price of the Company's common stock would likely be materially adversely affected.

Product Concentration

     The Company currently derives a substantial majority of its revenues from its NetWorker software products and related services, and the Company expects that revenues from NetWorker will continue to account for a majority of the Company's revenues for the foreseeable future. Broad market acceptance of NetWorker is, therefore, critical to the Company's future success. As a result, a decline in unit prices of or demand for NetWorker, or failure to achieve broad market acceptance of NetWorker, as a result of competition, technological change or otherwise, would have a material adverse effect on the business, operating results and financial condition of the Company. The life cycle of NetWorker is difficult to estimate due in large measure to the recent emergence of the Company's market, the effect of new products, applications or product enhancements, technological changes in the network storage management environment in which NetWorker operates and future competition. The Company's future financial performance will depend in part on the successful development, introduction and market acceptance of new products, applications and product enhancements. There can be no assurance that the Company will continue to be successful in marketing and licensing NetWorker or any new products, applications, product enhancements and related services.

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


     Many of the Company's current and potential competitors have significantly greater financial, technical, marketing and other resources than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion, sale and support of their products than the Company. The Company also expects that competition will increase as a result of future software industry consolidations, which have occurred in the network storage management market in the past and are expected to occur in the future. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. In addition, network operating system vendors could introduce new or upgrade existing operating systems or environments that include storage management functionality offered by the Company's products, which could render the Company's products obsolete and unmarketable. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, operating results and financial condition.


Dependence on New Software Products; Rapid Technological Change

     The network storage management market is characterized by rapid technological change, changing customer needs, frequent new software product introductions and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards could render the Company's existing products obsolete and unmarketable. The Company's future success will depend upon its ability to develop and introduce new software products (including new releases, applications and enhancements) on a timely basis that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of its customers. There can be no assurance that the Company will be successful in developing and marketing new products that respond to technological changes or evolving industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products, or that its new products will adequately meet the requirements of the marketplace or achieve market acceptance. If the Company is unable, for technological or other reasons, to develop and introduce new products in a timely manner in response to changing market conditions or customer requirements, the Company's business, operating results and financial condition will be materially adversely affected. The Company currently has plans to introduce and market several potential new products in the next twelve months. Some of the Company's competitors currently offer certain of these potential new products. Due to the complexity of client/server software and the difficulty in gauging the engineering effort required to produce these potential new products, such potential new products are subject to significant technical risks. There can be no assurance that such potential new products will be introduced on a timely basis or at all. In the past, the Company has experienced delays in the commencement of commercial shipments of its new products, resulting in customer frustrations and delay or loss of product revenues. If potential new products are delayed or do not achieve market acceptance, the Company's business, operating results and financial condition will be materially adversely affected. The Company has also, in the past, experienced delays in purchases of its products by customers anticipating the launch of new products by the Company. There can be no assurance that material order deferrals in anticipation of new product introductions will not occur, which could have a material adverse effect upon the Company's business, operating results and financial condition.

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

Risks Associated with Reliance on Enterprise  License  Transactions;  Resellers;
     Strategy of Expanding OEM Channel


     An integral part of the Company's strategy is to pursue larger enterprise license transactions with corporate customers. As there has been an increasing number of larger enterprise license transactions, which may often include product license, service and support components, the Company's operating results are sensitive to the timing of such orders. These transactions are typically difficult to manage and predict. The execution of such larger enterprise license transactions typically involves significant technical evaluation and commitment of capital and other resources, with the delays frequently associated with customers' internal procedures, including delays to approve large capital expenditures, to implement the deployment of new technologies within their networks, and to test and accept new technologies that affect key operations. For these and other reasons, the sales cycle associated with the completing an enterprise license transaction is typically lengthy, generally lasting three to six months, is subject to a number of significant risks, including customers' budgetary constraints and internal acceptance reviews, that are beyond the Company's control, and varies substantially from transaction to transaction. Due to the lengthy sales cycle and the large size of certain transactions, if orders forecasted for a specific transaction for a particular quarter are not realized in that quarter, the Company's operating results for that quarter may be adversely affected. There can be no assurance that the Company will continue to complete or increase the number of such larger enterprise license transactions, and the inability to do so could materially adversely affect the Company's business, operating results and financial condition.


     The Company relies significantly on its distributors, systems integrators and value added resellers (collectively, "resellers") for the marketing and distribution of its products. The Company's agreements with resellers are generally not exclusive and in many cases may be terminated by either party without cause. Many of the Company's resellers carry product lines that are competitive with those of the Company. There can be no assurance that these resellers will give a high priority to the marketing of the Company's products (they may, in fact, give a higher priority to other products, including the products of competitors) or that they will continue to carry the Company's products. Events or occurrences of this nature could materially adversely affect the Company's business, operating results and financial condition. The Company's results of operations could also be materially adversely affected by changes in reseller inventory strategies, which could occur rapidly, and in many cases, may not be related to end user demand. There can be no assurance that the Company will retain any of its current resellers, nor can there be any assurance that the Company will be successful in recruiting replacement or new organizations to represent it. Any such changes in the Company's distribution channels could materially adversely affect the Company's business, operating results and financial condition.

     The Company's strategy is also to increase the proportion of the Company's customers licensed through OEMs. The Company is currently investing, and intends to continue to invest, resources to develop this channel, which could materially adversely affect the Company's operating margins. There can be no assurance that the Company will be successful in its efforts to increase the revenues represented by this channel. The Company is dependent upon its OEMs' ability to develop new products, applications and product enhancements on a timely and cost-effective basis that will meet changing customer needs and respond to emerging industry standards and other technological changes. There is no assurance that the Company's OEMs will effectively meet these technological challenges. These OEMs are not within the control of the Company, may incorporate into their products the technologies of other companies in addition to those of the Company and are not obligated to purchase products from the Company. In addition, the Company's OEMs generally have exclusive rights to the Company's technology on their respective platforms, subject to certain minimum royalty obligations. There can be no assurance that any OEM will continue to carry the Company's products, and the inability to recruit, or the loss of, important OEMs could materially adversely affect the Company's business, operating results and financial condition.

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


     In addition, on August 6, 1998, the Company consummated its acquisition of Software Moguls, Inc. ("SMI"), a developer of advanced backup-retrieval products for the Windows NT and UNIX environments based in Eden Prairie, Minnesota with 32 employees. The Company expects that it will face numerous challenges in integrating the SMI operations and employees into the Company. If such integration is not successful, the Company's business, operating results and financial condition could be materially adversely affected.


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

Dependence on Proprietary Technology; Risks of Infringement

     The Company depends significantly upon proprietary technology. The Company relies on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. The Company seeks to protect its software, documentation and other written materials under patent, trade secret and copyright laws, which afford only limited protection. There can be no assurance that the Company will develop proprietary products or technologies that are patentable, that any issued patent will provide the Company with any competitive advantages or will not be challenged by third parties, or that the patents of others will not have a material adverse effect on the Company's ability to do business. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and although the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In licensing its products (other than in enterprise license transactions), the Company relies primarily on "shrink wrap" licenses that are not signed by licensees, and, therefore, such licenses may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to as great an extent as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology, duplicate the Company's products or design around patents issued to the Company or other intellectual property rights of the Company.

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

Product Liability

     The Company's license agreements with its customers typically contain provisions designed to limit the Company's exposure to potential product liability claims. In licensing its products (other than in enterprise license transactions), the Company relies primarily on "shrink wrap" licenses that are not signed by licensees, and, therefore, such licenses may be unenforceable under the laws of certain jurisdictions. As a result of these and other factors, the limitation of liability provisions contained in the Company's license agreements may not be effective. The Company's products can be used to manage data critical to organizations, and, as a result, the sale and support of products by the Company may entail the risk of product liability claims. A successful product liability claim brought against the Company could have a material adverse effect upon the Company's business, operating results and financial condition.

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


PART II:     Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Shareholders was held on May 14, 1998 in Palo Alto, California. Of the 18,143,785 shares outstanding as of the record date, 16,332,976 shares were present or represented by proxy at the meeting. The following matters were submitted to a vote of security holders:

(1)      To elect the following to serve as Directors of the Company:

                                       Votes For               Votes Abstaining

         Louis C. Cole                  16,019,278                  313,698
         Eric A. Benhamou               16,019,205                  313,771
         Kevin Fong                     16,019,289                  313,687
         David N. Strohm                16,019,289                  313,687
         Phillip E. White               15,719,543                  613,433

(2) To approve an amendment to the Company's Certificate of Incorporation to increase the number of shares of Common Stock that the Company is authorized to issue from 50,000,000 to 100,000,000:

         Votes for:                                        15,607,780
         Votes against:                                       722,488
         Votes abstaining:                                      2,708


(3) To approve an amendment to the Company's 1995 Stock Option/Stock Issuance Plan, including an increase to the number of shares available for issuance:

         Votes for:                                         7,645,423
         Votes against:                                     6,177,013
         Votes abstaining:                                      7,962


(4) To ratify the Company's appointment of PricewaterhouseCoopers LLP as independent accountants for the Company for the fiscal year ending December 31, 1998:


         Votes for:                                        16,331,738
         Votes against:                                           380
         Votes abstaining:                                      1,158


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits
       3.1 (1) Amended and Restated Certificate of Incorporation of the Registrant, as amended to date 27.1 Financial Data Schedule

       (1) Incorporated by reference to the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders, dated April 6, 1998.

(b) Reports on Form 8-K

       No reports of Form 8-K were filed during the quarter ended June 30, 1998.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGATO SYSTEMS, INC.





Date:  August 10, 1998            /s/ Stephen C. Wise
                                  -------------------


                                  Stephen C. Wise
                                  V.P. of Finance and Chief Financial Officer

                                  (Duly authorized officer and principal
                                  financial and accounting officer)