Form 10-K/A
period 1997-12-31
LEGATO SYSTEMS INC
filed 1998-11-10
CIK 859360

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A

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

     The number of shares outstanding of the registrant's common stock as of February 28, 1998 was 36,237,724.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III - Portions of the registrant's definitive Proxy Statement to be issued in conjunction with the registrant's Annual Meeting of Stockholders to be held on May 14, 1998.

                              LEGATO SYSTEMS, INC.
                             FORM 10-K/A ANNUAL REPORT
                            FOR THE FISCAL YEAR ENDED
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

                                     PART I


ITEM 1.  BUSINESS


     The discussion in this report on Form 10-K/A contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this item under the heading "Risk Factors" as well as those discussed elsewhere in this Report, and the risks discussed in the Company's Securities Exchange Commission filings.

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

Products

     The Company's family of storage management server software - NetWorker provides network storage management services for a wide variety of platforms. NetWorker consists of two basic components: a client module that accesses the data being managed, and a server module that performs the protection, management and control of network data. Typically, the server module is selected to run on the platform most familiar to the administrative staff in an organization; the client modules are selected according to the type of computers installed on the network. Server software is available from the Company for NetWare, Windows NT and several UNIX platforms, including IBM, HP and Sun versions of UNIX. A number of applications and enhancements options are available for the storage server.

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

     NetWorker for NetWare is licensed by the number of clients to be supported and has the following storage management server options available: (i) Client Connections - the ability to increase the number of clients of the storage management server beyond the ten supported by the base product; (ii) Archive the ability to archive data; (iii) Autochanger - the ability to employ tape and optical jukeboxes of varying capacities; (iv) Mainframe Module -- the ability to store data on storage devices attached to a mainframe; and (v) Open File Manager
- the ability to protect open files.

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


     International product sales were $20.6 million, $11.4 million and $5.2 million, representing 24 percent, 20 percent and 16 percent of total revenues in 1997, 1996 and 1995, respectively. The majority of international sales during these periods were made in Europe and Canada. The Company believes that international markets present an attractive growth opportunity and is expanding the scope of its international operations. The Company has engaged, and intends to add, international resellers and distributors in targeted countries and is developing joint marketing programs with certain resellers and distributors. To facilitate penetration in certain markets, the Company, on its own and in cooperation with certain international distributors, is in the process of localizing certain of its products to targeted languages.


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


     The source code OEMs and strategic partner programs accounted for approximately $16.7 million, $12.9 million and $8.4 million in 1997, 1996 and 1995, respectively. SunSoft accounted for approximately 11 percent of total revenues for each of the years ended December 31, 1997 and 1996 and approximately 10 percent for 1995. There can be no assurance that such customers, including SunSoft will continue to account for a significant percentage of the Company's revenues in the future. The Company is currently investing, and intends to continue to invest, significant resources to develop this channel, which could materially adversely affect the Company's operating margins. There can be no assurance that the Company will be successful in its efforts to increase the revenues represented by this channel. The Company is dependent upon its OEMs' ability to develop new products, applications and product enhancements on a timely and cost-effective basis that will meet changing customer needs and respond to emerging industry standards and other technological changes. There is no assurance that the Company's OEMs will effectively meet these technological challenges. These OEMs are not within the control of the Company, may incorporate into their products the technologies of other companies in addition to those of the Company and are not obligated to purchase products from the Company. There can be no assurance that any OEM will continue to carry the Company's products, and the inability to recruit, or the loss of, important OEMs could materially adversely affect the Company's business, operating results and financial condition.


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


     The Company has development centers in Palo Alto, California, Seattle, Washington, Eden Prairie, Minnesota and Burlington, Canada. Total expenses for research and development were $14.8 million, $9.5 million and $4.7 million in 1997, 1996 and 1995, respectively. The Company anticipates that it will continue to commit substantial resources to research and development in the future. To date, the Company's development efforts have not resulted in any capitalized software development costs.


Competition

     The network storage management market is intensely competitive, highly fragmented and characterized by rapidly changing technology and evolving standards. Competitors vary in size and in the scope and breadth of the products and services offered. The Company's major competitors on the Novell NetWare and Windows NT platforms include Computer Associates (Cheyenne Software) and Seagate (Palindrome and Arcada); on the Sun Solaris/SunOS platform include Veritas, Peripheral Devices (Delta Microsystems), EMC2 (Epoch), Spectra Logic and Computer Associates (Legent/Lachman); on the AIX platform include IBM; and on the HP-UX platform include Hewlett Packard. In the future, as the Company enters new markets, the Company expects that such markets will have additional, market-specific competitors. In addition, many of the Company's existing competitors are broadening their platform coverage. The Company also expects increased competition from systems and network management companies, especially those that have historically focused on the mainframe market and are broadening their focus to include the client/server market. In addition, because there are relatively low barriers to entry in the software market, the Company expects additional competition from other established and emerging companies. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect the Company's business, operating results and financial condition.

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

Employees

     As of December 31, 1997, the Company had a total of 482 employees. Of the total, 179 were in sales and marketing, 148 in research and development, 60 in finance and administration, 63 in customer service and support, 19 in consulting and educational services and 13 in operations. The Company's future success depends in significant part upon the continued service of its key technical and senior management personnel and its continuing ability to attract and retain highly qualified technical and managerial personnel. Competition for such personnel is intense, and there can be no assurance that the Company can retain its key technical and managerial employees or that it can attract, assimilate or retain other highly qualified technical and managerial personnel in the future. None of the Company's employees are represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

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

Competition


     The network storage management market is intensely competitive, highly fragmented and characterized by rapidly changing technology and evolving standards. Competitors vary in size and in the scope and breadth of the products and services offered. The Company's major competitors on the Novell NetWare and Windows NT platforms include Computer Associates (Cheyenne Software) and Seagate (Palindrome and Arcada); on the Sun Solaris/SunOS platform include Veritas, Peripheral Devices (Delta Microsystems), EMC2 (Epoch), Spectra Logic and Computer Associates (Legent/Lachman); on the AIX platform include IBM; and on the HP-UX platform include Hewlett Packard. In the future, as the Company enters new markets, the Company expects that such markets will have additional, market-specific competitors. In addition, many of the Company's existing competitors are broadening their platform coverage. The Company also expects increased competition from systems and network management companies, especially those that have historically focused on the mainframe market and are broadening their focus to include the client/server market. In addition, because there are relatively low barriers to entry in the software market, the Company expects additional competition from other established and emerging companies. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect the Company's business, operating results and financial condition.

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


Year 2000 Compliance


     Many currently installed computer systems and software products include coding to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than two years, computer systems and/or software used by many companies will need to be upgraded to comply with such "Year 2000" requirements. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance.

     The Company has conducted Year 2000 compliance reviews for current versions of the Company's products. The review includes assessment, implementation, validation testing and contingency planning. The Company continues to respond to customer concerns about prior versions of the Company's products on a case-by-case basis. Although the Company believes its software products are Year 2000 compliant, the Company provides no assurance that its software products contain all the necessary software routines and programs for the accurate calculation, display, storage and manipulation of data involving dates. Failure of the Company's software products to contain all the necessary software routines and programs for the accurate calculation, display, storage and manipulation of data involving dates would have a material adverse effect on the Company's business, operating results and financial condition.

     The Company has tested software obtained from third parties that is incorporated into the Company's products, and seeks assurances from vendors that licensed software is Year 2000 compliant. Despite testing by the Company, current customers and potential customers, and assurances from developers of products incorporated into the Company's products, such products may contain undetected errors or defects associated with Year 2000 date functions. Known or unknown errors or defects in the Company's products may result in delay or loss of revenue, diversion of development resources, damage to the Company's reputation, or increased service and warranty costs. The occurrence of any of the foregoing could materially adversely affect the Company's business, operating results, or financial condition.

     The Company does not currently have any information concerning the Year 2000 compliance status of its customers. As is the case with other similarly situated software companies, if its current or future customers fail to achieve Year 2000 compliance or if they divert technology expenditures to address Year 2000 compliance problems, the Company's business, results of operations, or financial condition could be materially adversely affected.

     The Company has initiated an assessment of material internal systems. The Company believes the software and hardware it uses internally comply with Year 2000 requirements and is not aware of any material operational issues or costs associated with preparing its internally used software and hardware for the Year 2000. However, the Company provides no assurances that it will not experience serious, unanticipated negative consequences, including material costs caused by undetected errors or defects in the technology used in its internal systems. The occurrence of any of the foregoing could have a material adverse effect on the Company's business, operating results or financial condition.

     The Company has funded its Year 2000 compliance review from operating cash flows and has not separately accounted for these costs in the past. The Company will incur additional amounts related to the Year 2000 compliance review including administrative personnel to manage the review, outside contractors to provide technical advice and technical support for its products, product engineering and customer satisfaction. However, management does not anticipate that the Company will incur significant operating expenses or be required to invest heavily in computer systems improvements to be Year 2000 compliant.

     The Company is currently developing contingency plans to be implemented as part of its efforts to identify and correct Year 2000 problems affecting its internal systems. The Company expects to complete its contingency plans by the first quarter of 1999. Depending on the systems affected, these plans could include accelerated replacement of affected equipment or software, short to medium-term use of backup equipment and software, increased work hours for Company personnel or use of contract personnel to correct (on an accelerated schedule) any Year 2000 problems that arise or to provide manual workarounds for information systems, and similar approaches. If the Company is required to implement any of these contingency plans, it could have a material adverse effect on the Company's financial condition and results of operations.

     The discussion of the Company's efforts, and management's expectations, relating to Year 2000 compliance are forward-looking statements. The Company's ability to achieve Year 2000 compliance and the level of incremental costs associated therewith, could be adversely impacted by, among other things, the availability and cost of programming and testing resources, vendors' ability to modify proprietary software, and unanticipated problems identified in the ongoing compliance review.


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

     Share prices have been adjusted to reflect the two-for-one splits of the Company's common stock which were effected July 5, 1996 and April 17, 1998.
                                                  High                Low
           Fiscal 1995
           Third Quarter*                        $ 7.38              $ 5.75
           Fourth Quarter                        $ 9.94              $ 5.75
           Fiscal 1996
           First Quarter                         $10.75              $ 5.82
           Second Quarter                        $13.75              $ 8.75
           Third Quarter                         $24.00              $ 9.13
           Fourth Quarter                        $23.50              $13.38

           Fiscal 1997
           First Quarter                         $16.44              $ 8.07
           Second Quarter                        $12.44              $ 5.50
           Third Quarter                         $17.88              $ 8.69
           Fourth Quarter                        $23.32              $16.13


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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

Five Year Summary

                                                                           December 31,
                                                      1997       1996           1995          1994(2)      1993(2)
                                                  --------      --------      --------       -------       -------
                                                                (in thousands, except per share amounts)

Revenues........................................  $ 83,886      $ 56,774      $ 32,531       $16,405       $ 12,152
Gross profit....................................    74,186        51,209        28,498        14,403          9,796
Income from operations..........................    21,047        13,614         7,576         1,574            268
Net income......................................    14,012         8,922         6,033         1,773            176
Net income per share - basic (1)................      0.40          0.27          0.30          0.22           0.02
Shares used in per share calculations - basic (1)   35,070        33,348        20,174         7,700          7,592
Net income per share - diluted (1)..............      0.37          0.24          0.20          0.08           0.01
Shares used in per share calculations-diluted (1)   37,976        37,793        30,469        23,672         23,728
Cash, cash equivalents and investments..........    71,991        57,787        50,218         4,031          1,173
Working capital.................................    70,817        52,228        39,090         3,113          1,409
Total assets....................................   114,791        84,569        60,390         8,274          4,883
Retained earnings (accumulated deficit).........    26,983        12,971         4,138        (2,643)        (4,416)
Total stockholders' equity......................    93,309        69,398        51,346         4,145          2,347

----------

(1) See Note 1 of Notes to Consolidated  Financial  Statements
(2) Selected financial data has not been restated because the operating results of Software Moguls Inc. for 1994 and 1993 were not considered material to the Company


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The discussion in this report on Form 10-K/A contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The Company's actual results could differ materially from those discussed. Factors that could cause or contribute to such differences include, but are not limited to, those discussed elsewhere in item 1 under the heading "Risk Factors" as well as those discussed elsewhere in this Report, and the risks discussed in the Company's Securities Exchange Commission filings.


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

                                                                                                % Increase
                                                         % of Total Revenues                 1997          1996
                                                      Years Ended December 31,            Compared     Compared
                                                  1997          1996           1995        to 1996       to 1995
                                                ----------    ----------    ----------    --------       -------

Revenues:
    Product and other                                 60.4%         59.7%         57.8%         50%           80%
    Royalty and license                               19.9          22.7          26.0          29            52
    Software subscription                             19.7          17.6          16.2          65            90
                                                ----------    ----------    ----------      ------        ------
       Total revenues                                100.0         100.0         100.0          48            75

Cost of revenues:
    Product and other                                  5.6           3.7           4.5         127            44
    Software subscription                              5.9           6.1           7.9          43            35
                                                ----------    ----------    ----------      ------        ------

Gross profit                                          88.5          90.2          87.6          45            80

Operating expenses:
    Research and development                          17.6          16.8          14.5          55           102
    Sales and marketing                               34.9          31.9          35.6          62            56
    General and administrative                         9.5          12.3          14.2          14            51
    Amortization of intangibles                        1.3           1.9            --           2            --
    In-process research and development                 --           3.3            --        (100)           --
                                                ----------    ----------    ----------      -------       ------
       Total operating expenses                       63.3          66.2          64.3          41            80
                                                ----------    ----------    ----------      ------        ------

Income from operations                                25.2          24.0          23.3          55            80

Interest income, net                                   2.6           3.2           3.6          19            53

Provision for income taxes                            11.0          11.5           8.4          41           138
                                                ----------    ----------    ----------      ------        ------

Net income                                            16.8%         15.7%         18.5%         57%           48%
                                                ==========    ==========    ==========      ======        ======


Revenues

     Total revenues were $83.9 million, $56.8 million and $32.5 million in 1997, 1996 and 1995, respectively, representing an increase of 48 percent from 1996 to 1997 and 75 percent from 1995 to 1996. The increases principally reflect increased licensing of the Company's products, increased sales of software subscriptions, as well as increased royalty revenue.

     Product and Other Revenues. Product and other revenues were $50.7 million, $33.9 million and $18.8 million in 1997, 1996 and 1995, respectively, representing increases of 50 percent from 1996 to 1997 and 80 percent from 1995 to 1996. The increases in product and other revenues from 1996 to 1997 and from 1995 to 1996 primarily represent the continued acceptance of the Company's products. Other revenues were less than 5 percent of product and other revenues in 1997, 1996 and 1995. Product revenues are generally recognized upon shipment of the product, unless the Company has significant future obligations, in which case revenues are recognized when such obligations are satisfied. Sales to domestic distributors are recognized upon sale by the distributors to their customers. Other revenues are generally recognized when services are performed. Prior growth rates of the Company's product and other revenues are not indicative of future product and other revenue growth rates and may not be sustainable in the future.


     Royalty and License Revenues. Royalty and license revenues were $16.7 million, $12.9 million and $8.4 million in 1997, 1996 and 1995, respectively, representing increases of 29 percent from 1996 to 1997 and 52 percent from 1995 to 1996. Royalty fees were $15.9 million, $11.2 million and $7.6 million in 1997, 1996 and 1995, respectively, and license fee revenue was $750,000, $1.7 million and $850,000 in 1997, 1996 and 1995, respectively. The increases in royalty and license revenues from 1996 to 1997 primarily relate to increased royalties from product sales by SunSoft and other OEMs. The increase in royalty and license revenues from 1995 to 1996 is attributable to increased royalties from product sales by SunSoft and increased licenses from new OEMs and licenses from existing OEMs adding NetWorker for the Windows NT platform to their product offerings. Generally, the Company's license agreements provide for an initial non-recurring license fee, with subsequent royalty payments based upon future sales of the licensees' product. There is typically a time lag from the consummation of the license arrangement until the receipt of royalty payments, due to the OEMs' product development cycles. Initial license fees are generally recognized upon shipment of the product, unless the Company has significant future obligations, in which case revenues are recognized when such obligations are satisfied. Royalty revenues are recognized upon receipt of quarterly royalty reports from source code OEMs and SunSoft with respect to their product sales for the previous quarter. Prior growth rates of the Company's royalty and license revenues are not indicative of future royalty and license revenue growth rates and may not be sustainable in the future.


     Software Subscriptions. Software subscription revenues were $16.5 million, $10.0 million and $5.3 million in 1997, 1996 and 1995, respectively, representing increases of 65 percent from 1996 to 1997 and 90 percent from 1995 to 1996. This growth was primarily due to the increase in the number of registered customers for the Company's products electing to subscribe to maintenance and support contracts as well as the renewal of software subscriptions after the initial one-year term and increased internal staffing for software subscription sales. Software subscription fees for ongoing customer support and product updates are collected in advance and are recognized ratably over the period of the contract. Prior growth rates of the Company's software subscription revenues are not indicative of future software subscription revenue growth rates and may not be sustainable in the future.

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

Gross Profit

     Gross profit was $74.2 million, $51.2 million and $28.5 million, representing 88.5 percent, 90.2 percent and 87.6 percent of total revenues in 1997, 1996 and 1995, respectively. The increases in total gross profit were attributable to the higher levels of revenues from all sources, including royalties and licenses, which do not generate any material cost of revenues.

     Gross profit from product and other revenues was $46.0 million, $31.8 million and $17.4 million, representing 90.7 percent, 93.8 percent and 92.3 percent of product and other revenues in 1997, 1996 and 1995, respectively.
Gross profit from product and other revenues consists of product and other revenues less the related cost, which consists primarily of product media, documentation and packaging costs, and the costs of providing certain training and consulting. The decrease in gross profit from product and other revenues as a percentage of product and other revenues in 1997 from the same period in 1996 was primarily due to increases in training and consulting costs. In the first three quarters of 1996, product costs include clinical research expenses, reflecting the principal activity of Innovus, Inc., which was acquired along with Innovus Technologies, Inc. in January 1996. Substantially all of the net assets of Innovus, Inc., the Company's clinical research business, were sold in September 1996 and the Company has discontinued all clinical research activities. The discontinuance did not have a significant effect on the operating results of the Company.

     Gross profit from software subscription revenues was $11.5 million, $6.5 million and $2.7 million in 1997, 1996 and 1995, representing 69.9 percent, 65.2 percent and 51.0 percent of the related revenue in 1997, 1996 and 1995, respectively. Gross profit from software subscription revenues consists of software subscription revenues less the related cost, which consists primarily of personnel-related costs incurred in providing telephone support and the costs of providing software updates. The increase in gross profit from software subscriptions as a percentage of the related revenue was primarily attributable to the Company's leveraging of its installed base through subscription renewals, as well as more efficient utilization of resources devoted to this activity.

Operating Expenses

     Research and Development. Research and development expenses consist primarily of personnel-related costs. Research and development expenses were $14.8 million, $9.5 million and $4.7 million, representing 17.6 percent, 16.8 percent and 14.5 percent of total revenues in 1997, 1996 and 1995, respectively. Research and development expenses increased 55 percent from 1996 to 1997 and 102 percent from 1995 to 1996, reflecting increased staffing and associated support for engineers necessary to expand and enhance the Company's product line. The Company believes that research and development expenses will continue to increase in dollar amounts from the levels experienced in 1997 as the Company continues to invest in the development of new products, applications and product enhancements.


     Sales and Marketing. Sales and marketing expenses consist primarily of salaries and commissions for sales and marketing personnel and promotional expenses. Sales and marketing expenses were $29.3 million, $18.1 million and $11.6 million, representing 34.9 percent, 31.9 percent and 35.6 percent of total revenues in 1997, 1996 and 1995, respectively. The increases in sales and marketing expenses in 1997 and 1996 were primarily attributable to the growth of the Company's sales force and associated support personnel, increased marketing and promotional activities and increased commission expenses. The decrease in 1996, as a percentage of total revenues, was primarily due to promotional expenses increasing significantly less than the increase in total revenues. The Company believes that sales and marketing expenses will increase in dollar amounts as the Company continues to expand its sales and marketing staff.


     General and Administrative. General and administrative expenses include the personnel and other costs of the finance, human resources, information systems and administrative departments of the Company. General and administrative expenses were $8.0 million, $7.0 million and $4.6 million, representing 9.5 percent, 12.3 percent, and 14.2 percent of total revenues in 1997, 1996 and 1995, respectively. The decreases in general and administrative expenses as a percentage of total revenues were attributable to leveraging general and administrative expenses over a larger revenue base. The increases in dollar amount of general and administrative expenses from 1995 to 1997 was attributable to increased staffing and related costs required to manage and support the Company's expansion. In addition, 1995 includes litigation related costs in connection with a lawsuit settled in November 1995. The Company expects that general and administrative expenses will increase in dollar amount as the Company expands its staffing.

Interest Income, Net

         Interest income, net, was $2.2 million, $1.8 million, and $1.2 million for 1997, 1996 and 1995, respectively. The increases in interest income relate primarily to interest earned from the investment of available cash from operations and the proceeds from the Company's initial public offering in July, 1995.

Provision for Income Taxes

     The provisions for income taxes for 1997, 1996 and 1995 were $9.2 million, $6.5 million and $2.7 million, respectively. The effective tax rates in 1997,
1996 and 1995 were 40 percent, 42 percent and 31 percent, respectively. The effective tax rate for 1996, excluding the effect of a non-tax deductible write-off of in-process research and development, was 38 percent. The 1997 effective tax rate decreased from 1996 primarily as a result of the reinstatement of the federal research and experimental tax credit. The Company anticipates no significant change in its tax rate for 1998.

Liquidity and Capital Resources

     The Company's cash, cash equivalents and investments totaled $72.0 million at December 31, 1997 and represented 63 percent of total assets. Cash and cash equivalents are highly liquid investments with original maturities of ninety days or less. Investments consist mainly of short-term and long-term municipal securities. At December 31, 1997, the Company had no long-term debt and stockholders' equity was $93.3 million.


     Cash generated from operations and sales of common stock has been sufficient to finance the Company's operations. Cash and cash equivalents increased $7.1 million during 1997. Net cash provided by operating activities of $16.7 million was derived primarily from net income of $14.0 million. Cash used in investing activities of $14.5 million primarily reflected the acquisition of property and equipment of $7.2 million and purchases of available-for- sale securities, net of maturities and sales of available-for-sale securities, of $7.0 million. Cash from financing activities of $4.9 million reflects proceeds received from the issuance of common stock under the Company's stock plans.


     The Company believes its current cash balances and cash flow from operations, if any, will be sufficient to meet its working capital and capital expenditure requirements for at least the next twelve months.

Year 2000 Compliance


     Many currently installed computer systems and software products include coding to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than two years, computer systems and/or software used by many companies will need to be upgraded to comply with such "Year 2000" requirements. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance.

     The Company has conducted Year 2000 compliance reviews for current versions of the Company's products. The review includes assessment, implementation, validation testing and contingency planning. The Company continues to respond to customer concerns about prior versions of the Company's products on a case-by-case basis. Although the Company believes its software products are Year 2000 compliant, the Company provides no assurance that its software products contain all the necessary software routines and programs for the accurate calculation, display, storage and manipulation of data involving dates. Failure of the Company's software products to contain all the necessary software routines and programs for the accurate calculation, display, storage and manipulation of data involving dates would have a material adverse effect on the Company's business, operating results and financial condition.

     The Company has tested software obtained from third parties that is incorporated into the Company's products, and seeks assurances from vendors that licensed software is Year 2000 compliant. Despite testing by the Company, current customers and potential customers, and assurances from developers of products incorporated into the Company's products, such products may contain undetected errors or defects associated with Year 2000 date functions. Known or unknown errors or defects in the Company's products may result in delay or loss of revenue, diversion of development resources, damage to the Company's reputation, or increased service and warranty costs. The occurrence of any of the foregoing could materially adversely affect the Company's business, operating results, or financial condition.

     The Company does not currently have any information concerning the Year 2000 compliance status of its customers. As is the case with other similarly situated software companies, if its current or future customers fail to achieve Year 2000 compliance or if they divert technology expenditures to address Year 2000 compliance problems, the Company's business, results of operations, or financial condition could be materially adversely affected.

     The Company has initiated an assessment of material internal systems. The Company believes the software and hardware it uses internally comply with Year 2000 requirements and is not aware of any material operational issues or costs associated with preparing its internally used software and hardware for the Year 2000. However, the Company provides no assurances that it will not experience serious, unanticipated negative consequences, including material costs caused by undetected errors or defects in the technology used in its internal systems. The occurrence of any of the foregoing could have a material adverse effect on the Company's business, operating results or financial condition.

     The Company has funded its Year 2000 compliance review from operating cash flows and has not separately accounted for these costs in the past. The Company will incur additional amounts related to the Year 2000 compliance review including administrative personnel to manage the review, outside contractors to provide technical advice and technical support for its products, product engineering and customer satisfaction. However, management does not anticipate that the Company will incur significant operating expenses or be required to invest heavily in computer systems improvements to be Year 2000 compliant.

     The Company is currently developing contingency plans to be implemented as part of its efforts to identify and correct Year 2000 problems affecting its internal systems. The Company expects to complete its contingency plans by the first quarter of 1999. Depending on the systems affected, these plans could include accelerated replacement of affected equipment or software, short to medium-term use of backup equipment and software, increased work hours for Company personnel or use of contract personnel to correct (on an accelerated schedule) any Year 2000 problems that arise or to provide manual workarounds for information systems, and similar approaches. If the Company is required to implement any of these contingency plans, it could have a material adverse effect on the Company's financial condition and results of operations.

     The discussion of the Company's efforts, and management's expectations, relating to Year 2000 compliance are forward-looking statements. The Company's ability to achieve Year 2000 compliance and the level of incremental costs associated therewith, could be adversely impacted by, among other things, the availability and cost of programming and testing resources, vendors' ability to modify proprietary software, and unanticipated problems identified in the ongoing compliance review.


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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                              LEGATO SYSTEMS, INC.

                           CONSOLIDATED BALANCE SHEETS

                    (in thousands, except per share amounts)

                                                                                             December 31,
                                                                                        1997              1996
                                                                                     ----------        -------

                             ASSETS

Current assets:
     Cash and cash equivalents ...................................................   $   34,891        $  27,770
     Short-term investments.......................................................       28,147           22,391
     Accounts receivable, net.....................................................       21,426           10,451
     Other current assets.........................................................        4,365            2,881
     Deferred tax asset...........................................................        2,702            2,652
                                                                                     ----------        ---------
         Total current assets.....................................................       91,531           66,145
Long-term investments.............................................................        8,953            7,626
Property and equipment, net.......................................................       10,514            6,127
Intangible assets, net............................................................        3,431            4,470
Other assets......................................................................          362              201
                                                                                     ----------        ---------
              Total assets........................................................   $  114,791        $  84,569
                                                                                     ==========        =========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable.............................................................   $    2,046        $   1,230
     Accrued compensation and benefits............................................        3,890            2,410
     Accrued liabilities..........................................................        2,287            2,428
     Deferred revenues............................................................       12,491            7,849
                                                                                     ----------        ---------
         Total current liabilities................................................       20,714           13,917
Deferred tax liability............................................................          768            1,254

Commitments (Note 4)

Common stock, $.0001 par value: 50,000 shares authorized and
   35,798 and 34,126 shares issued and outstanding at December 31, 1997
   and 1996, respectively.........................................................            4                3
Additional paid-in capital........................................................       66,428           56,598
Retained earnings.................................................................       26,982           12,970
Deferred stock compensation.......................................................          (22)             (40)
Unrealized gain on investments, net...............................................          (83)            (133)
                                                                                     ----------        ---------
         Total stockholders' equity...............................................       93,309           69,398
                                                                                     ----------        ---------
              Total liabilities and stockholders' equity..........................   $  114,791        $  84,569
                                                                                     ==========        =========

              The accompanying notes are an integral part of these consolidated financial statements.

                              LEGATO SYSTEMS, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                      (in thousands, except per share data)


                                                                                  Year Ended December 31,
                                                                           1997            1996           1995
                                                                         ---------      ---------       ------

Revenues:
    Product and other................................................    $  50,732      $  33,915       $ 18,819
    Royalty and license..............................................       16,661         12,872          8,443
    Software subscription............................................       16,493          9,987          5,269
                                                                         ---------      ---------       --------
       Total revenues................................................       83,886         56,774         32,531
Cost of revenues:
    Product and other................................................        4,727          2,087          1,450
    Software subscription............................................        4,973          3,478          2,583
                                                                         ---------      ---------       --------
       Total cost of revenues........................................        9,700          5,565          4,033
                                                                         ---------      ---------       --------
Gross profit.........................................................       74,186         51,209         28,498
Operating expenses:
    Research and development.........................................       14,751          9,517          4,702
    Sales and marketing..............................................       29,289         18,130         11,588
    General and administrative.......................................        7,981          7,002          4,632
    Amortization of intangibles......................................        1,118          1,097             --
    In-process research and development..............................           --          1,849             --
                                                                         ---------      ---------       --------
       Total operating expenses......................................       53,139         37,595         20,922
                                                                         ---------      ---------       --------
Income from operations...............................................       21,047         13,614          7,576
Interest income, net.................................................        2,161          1,812          1,186
                                                                         ---------      ---------       --------
Income before provision for income taxes.............................       23,208         15,426          8,762
Provision for income taxes...........................................        9,196          6,504          2,729
                                                                         ---------      ---------       --------
Net income...........................................................    $  14,012      $   8,922       $  6,033
                                                                         =========      =========       ========
Net income per share - basic.........................................    $    0.40      $    0.27       $   0.30
                                                                         =========      =========       ========
Net income per share - diluted.......................................    $    0.37      $    0.24       $   0.20
                                                                         =========      =========       ========
Shares used in per share calculations - basic........................       35,070         33,348         20,174
                                                                         =========      =========       ========
Shares used in per share calculations - diluted......................       37,976         37,793         30,469
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

                              LEGATO SYSTEMS, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (in thousands)


                                                                              Retained   Deferred     Unrealized
                                  Convertible-                 Additional     Earnings/    Stock     Gain (Loss)
                                 Preferred Stock  Common Stock   Paid-in    (Accumulated Compen-     on Invest-
                                 Shares Amount   Shares Amount   Capital       Deficit)   sation     ments, Net
Total

Balances, December 31, 1994....   3,600  $ --    8,018    $  1   $  6,793    $ (1,895)   $     --    $     --     $4,899

Stock issued under option plans      --    --      764      --        147          --          --          --        147
Stock issued in IPO, net of
   issuance costs of $3,883....      --    --    9,200       1     39,814          --          --          --     39,815
Conversion of preferred stock
   to common stock.............  (3,600)   --   14,400       1         --          --          --          --          1
Tax benefit from exercise of
   stock options...............      --    --       --      --        560          --          --         --         560
Deferred stock compensation....      --    --       --      --         74          --         (58)        --          16
Unrealized gain on investments.      --    --       --      --         --          --          --        (125)      (125)
Net income.....................      --    --       --      --         --       6,033          --          --      6,033
                                 ------  ----   ------    ----   --------    --------    --------    --------    -------
Balances, December 31, 1995....      --    --   32,382       3     47,388       4,138         (58)       (125)    51,346

Stock issued under option plans      --    --    1,534      --      1,045          --          --          --      1,045
Stock issued under employee
   stock purchase plan.........      --    --      210      --        887          --          --          --        887
Tax benefit from exercise of
   stock options...............      --    --       --      --      7,115          --          --          --      7,115
Deferred stock compensation....      --    --       --      --        163          --          18          --        181
Other..........................      --    --       --      --         --         (90)         --          --        (90)
Unrealized loss on investments.      --    --       --      --         --          --          --          (8)        (8)
Net income.....................      --    --       --      --         --       8,922          --          --      8,922
                                 ------  ----   ------    ----   --------    --------    --------    --------    -------
Balances, December 31, 1996....      --    --   34,126       3     56,598      12,970         (40)       (133)    69,398

Stock issued under option plans      --    --    1,410       1      3,441          --          --          --      3,442
Stock issued under employee
   stock purchase plan.........      --    --      262      --      1,419          --          --          --      1,419
Tax benefit from exercise of
   stock options...............      --    --       --      --      4,970          --          --          --      4,970
Deferred stock compensation....      --    --       --      --         --          --          18          --         18
Unrealized loss on investments.      --    --       --      --         --          --          --          50         50
Net income.....................      --    --       --      --         --      14,012          --          --     14,012
                                 ------  ----   ------    ----   --------    --------    --------    --------    -------
Balances, December 31, 1997....      --  $ --   35,798    $  4  $  66,428    $ 26,982    $    (22)   $    (83)   $93,309
                                 ======  ====   ======    ====  =========    ========    ========    ========    =======

              The accompanying notes are an integral part of these consolidated financial statements.

                              LEGATO SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)


                                                                                  Year Ended December 31,
                                                                           1997            1996           1995
                                                                         ---------      ---------       ------

Cash flows from operating activities:
     Net income......................................................    $  14,012      $   8,922       $  6,033
     Adjustments to reconcile net income to net cash provided by operating activities:
         Net deferred tax assets.....................................         (536)        (1,308)        (1,158)
         Depreciation and amortization...............................        3,948          2,138            677
         Write-off of in-process research and development............           --          1,849             --
         Provision for doubtful accounts.............................          260            229            440
         Tax benefit from exercise of stock options..................        4,970          7,115            560
         Other.......................................................           --            163             --
         Changes in operating assets and liabilities:
              Accounts receivable....................................      (11,235)        (3,926)        (3,234)
              Other current assets...................................       (1,484)        (1,801)          (767)
              Accounts payable.......................................          816            313            432
              Deferred revenues......................................        4,642          2,720          1,900
              Accrued expenses.......................................        1,339            813          2,086
                                                                         ---------      ---------       --------
              Net cash provided by operating activities..............       16,732         17,227          6,969
Cash flows from investing activities:
     Purchase of available-for-sale securities.......................      (44,067)       (47,943)      (163,570)
     Maturities and sales of available-for-sale securities...........       37,034         38,116        143,573
     Acquisition of property and equipment...........................       (7,219)        (5,412)        (1,380)
     Payment for purchase of subsidiaries, net of cash acquired......           --         (5,924)            --
     Other...........................................................         (238)          (173)            53
                                                                         ----------     ---------       --------
              Net cash used in investing activities..................      (14,490)       (21,336)       (21,324)
Cash flows from financing activities:
     Proceeds from issuance of common stock..........................        4,861          1,932         39,963
     Other...........................................................           18            (72)            16
                                                                         ---------      ---------       --------
              Net cash provided by financing activities..............        4,879          1,860         39,979
                                                                         ---------      ---------       --------
              Net increase (decrease) in cash and cash equivalents...        7,121         (2,249)        25,624
Cash and cash equivalents at beginning of period.....................       27,770         30,019          4,395
                                                                         ---------      ---------       --------
Cash and cash equivalents at end of period...........................    $  34,891      $  27,770       $ 30,019
                                                                         =========      =========       ========

Supplemental Cash Flow Information:

Cash transactions:
     Cash paid for income taxes......................................    $   4,910      $   3,080       $  1,017
Non-cash transactions
     Conversion of preferred stock...................................           --             --          6,785
     Deferred tax liability..........................................           --          1,568             --

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

     The amounts reported for cash equivalents, receivables and other financial instruments are considered to approximate fair values based upon comparable market information available at the respective balance sheet dates. Financial instruments that potentially subject the Company to concentrations of credit risks comprise principally cash, investments and trade accounts receivable. The Company invests its excess cash in accordance with its investment policy that is approved by the Board of Directors and reviewed periodically to minimize credit risk. The policy authorizes the investment of excess cash in government securities, tax exempt municipal securities, Eurodollar notes and bonds, time deposits, certificates of deposit, commercial paper rated Aa or better and other specific money market and corporate instruments of similar liquidity and credit quality.

                              LEGATO SYSTEMS, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Property and Equipment

     Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets, which is generally three years.

Intangible Assets


     Intangible assets include goodwill and purchased technology, recorded in connection with the acquisition of Innovus, Inc., Innovus Technologies, Inc. and 815598 Ontario, Inc. (collectively "Innovus"), which are being amortized on a straight-line basis over five years. The Company periodically assesses the recoverability of intangible assets by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of impairment, if any, is measured based on projected discounted future operating cash flows and is recognized as a write down of the asset to a estimated fair value.


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

Advertising and Promotional Costs

     The Company expenses advertising and promotional costs as they are incurred. Advertising expense for 1997, 1996 and 1995 was $2,439,000, $1,925,000 and $1,475,000, respectively.

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


     In   accordance   with  the   disclosure   requirements   of  SFAS  128,  a
reconciliation of the numerator and denominator of basic and diluted net income per share is provided as follows (in thousands, except per share amounts):

                                                                                  Year Ended December 31,
                                                                           1997            1996           1995
                                                                         ---------      ---------       ------
Numerator - Net income per share, basic and diluted
     Net income......................................................    $  14,012      $   8,922       $  6,033
                                                                         =========      =========       ========

Denominator - Net income per share, basic
     Weighted average common shares outstanding......................       35,070         33,348         20,174
                                                                         ---------      ---------       --------
     Net income per share - basic....................................    $    0.40       $   0.27        $  0.30
                                                                         =========      =========       ========

Denominator - Net income per share, diluted
     Weighted average common shares outstanding......................       35,070         33,348         20,174
     Effect of dilutive securities:..................................
              Common stock options...................................        2,906          4,445          3,095
              Convertible preferred shares...........................           --             --          7,200
                                                                         ---------      ---------       --------
     Weighted average common and common equivalent shares............       37,976         37,793         30,469
                                                                         ---------      ---------       --------
     Net income per share - diluted..................................    $    0.37      $    0.24       $   0.20
                                                                         =========      =========       ========

     Options to purchase 192,000, 76,000 and 40,000 shares of common stock were outstanding at December 31, 1997, 1996 and 1995, respectively, but were not included in the calculation of diluted net income per share because the options' exercise price was greater than the average market price of the common shares.

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


2.  Consolidated Balance Sheet Detail

                                                                                             December 31,
                                                                                        1997              1996
                                                                                     ----------        -------
                                                                                           (in thousands)
Accounts receivable:
     Trade accounts receivable....................................................   $   22,257        $  11,295
     Allowance for doubtful accounts..............................................         (831)            (844)
                                                                                     ----------        ---------
                                                                                     $   21,426        $  10,451
                                                                                     ==========        =========

Property and equipment:
     Computer equipment...........................................................   $    9,723        $   5,768
     Furniture and fixtures.......................................................        2,065            1,663
     Office equipment.............................................................        1,448            1,040
     Leasehold improvements.......................................................        2,671              936
                                                                                     ----------        ---------
                                                                                         15,907            9,407
     Accumulated depreciation.....................................................       (5,393)          (3,280)
                                                                                     -----------       ---------
                                                                                     $   10,514        $   6,127
                                                                                     ==========        =========

3.  Investments

     The following table summarizes the fair value and unrealized gains and losses of debt securities at December 31, 1997 and 1996. All debt securities have been classified as available-for-sale:


                                                                        Gross           Gross
                                                                      Unrealized    Unrealized     Estimated
                                                           Cost          Gains         Losses      Fair Value
                                                                             (in thousands)
December 31, 1997:

    Municipal securities............................    $  29,583     $       47     $     (130)   $   29,500
    U.S. government agency securities...............        5,000             --             --         5,000
    Auction rate receipts...........................        2,600             --             --         2,600
                                                        ---------     ----------     ----------    ----------
                                                        $  37,183     $       47     $     (130)   $   37,100
                                                        =========     ==========     ==========    ==========

December 31, 1996:

    Municipal securities............................    $  27,350     $       41     $     (174)   $   27,217
    Auction rate receipts...........................        2,800             --             --         2,800
                                                        ---------     ----------     ----------    ----------
                                                        $  30,150     $       41     $     (174)   $   30,017
                                                        =========     ==========     ==========    ==========

 The amortized cost and estimated fair value of investments in debt securities at December 31, 1997 and 1996, by contractual maturity, are as follows:

                                                                                                   Estimated
                                                                                    Cost          Fair Value
                                                                                       (in thousands)
December 31, 1997:

    Due in 1 year or less..................................................     $     28,125     $     28,147
    Due in 1 - 3 years.....................................................            9,058            8,953
                                                                                ------------     ------------
    Total investment in debt securities....................................     $     37,183     $     37,100
                                                                                ============     ============


December 31, 1996:

    Due in 1 year or less..................................................     $     22,362     $     22,391
    Due in 1 - 3 years.....................................................            7,788            7,626
                                                                                ------------     ------------
    Total investment in debt securities....................................     $     30,150     $     30,017
                                                                                ============     ============

4.  Commitments

     The Company leases its operating facilities under non-cancelable operating leases that expire at various dates through September 2006. Minimum lease commitments at December 31, 1997 were as follows:

                       1998                                      $   2,990
                       1999                                          2,976
                       2000                                          2,982
                       2001                                          3,039
                       2002 and thereafter                          11,634
                                                                 ---------
                       Total minimum lease commitments           $  23,621
                                                                 =========

     Rent  expense  for  1997,  1996  and 1995 was  $2,937,000,  $1,946,000  and
$1,282,000, respectively.

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

5.  Acquisitions

     In August 1998, the Company issued 249,999 shares of common stock in exchange for all the outstanding shares of Software Moguls, Inc., a developer of advanced backup-retrieval products for the Windows NT and Unix environments. The Company accounted for the combination as a pooling of interests. Accordingly, the Company restated the accompanying financial statements and financial data to represent the conbined financial results of the previously separate entities for all the periods presented.

     The following table presents the results of operations of the separate companies prior to the combination:

                                                                           1997            1996           1995
                                                                         ---------      ---------       ------
                                                                         (in thousands)

Revenues:
     Legato Systems, Inc...........................................      $  81,834      $  54,249       $ 29,777
     Software Moguls, Inc..........................................          2,052          2,525       $  2,754
                                                                         ---------      ---------       --------
          Total revenues...........................................      $  83,886      $  56,774       $ 32,531
                                                                         =========      =========       ========

Net income (loss):
     Legato Systems, Inc...........................................      $  15,658      $   8,620       $  5,831
     Software Moguls, Inc..........................................         (1,646)           302            202
                                                                         ---------      ---------       --------
          Total net income (loss)..................................      $  14,012      $   8,922       $  6,033
                                                                         =========      =========       ========



     On January 5, 1996, the Company completed its acquisition of Innovus, Inc., Innovus Technologies, Inc. and 815598 Ontario, Inc. (collectively "Innovus"), each based in Canada, for approximately $6,687,000, including acquisition costs. Prior to the acquisition, Innovus (except for 815598 Ontario, Inc.) was in the business of (i) the porting of licensed software for Hewlett-Packard HP9000 and HP3000 series computers and the sale and distribution of such ported software, and (ii) supplying clinical trials and research services on contract in the Canadian pharmaceutical industry. Prior to the acquisition, 815598 Ontario, Inc. did not conduct any business other than holding shares of capital stock of Innovus, Inc. The acquisition was accounted for using the purchase method and on that basis, resulted in a one-time write-off of $1,849,000 for purchased in-process research and development for which there was no alternative future use and technological feasibility was not established. The balance of the purchase price in excess of net assets acquired was allocated to purchased technology and goodwill totaling $4,060,000. Additional goodwill of $1,568,000 arises as a result of recording a deferred tax liability related to timing differences in the amortization of purchased technology for book and tax purposes. The Company is amortizing purchased technology and goodwill on a straight-line basis over five years. The operating results of Innovus have been consolidated with the Company's operating results beginning as of the acquisition date. Substantially all of the net assets of Innovus, Inc., the Company's clinical research business, were sold in September 1996 for approximately $150,000, which approximated the carrying amount of those net assets. The Company has discontinued all clinical research activities. The discontinuance did not have a significant effect on the operating results of the Company. At December 31, 1997 and 1996, purchased technology and goodwill, net of accumulated amortization of $2,197,000 and $1,158,000, were $3,431,000 and $4,470,000, respectively.


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

Stock Option/Stock Issuance Plan


     The Company's 1995 Stock Option/Stock Issuance Plan (the "1995 Plan") is the successor equity incentive program to the Company's 1989 Stock Option and Restricted Stock Plan and became effective on July 5, 1995. Approximately 8,368,000 shares of common stock were authorized for issuance under the 1995 Plan. The share reserve will automatically increase on the first trading day in each calendar year, beginning with the 1997 calendar year, by the number of shares equal to three percent of the total number of shares of the Company's common stock outstanding on December 31 of the immediately preceding calendar year. Options to purchase shares may be granted and shares may be issued directly under the 1995 Plan. Options must have an exercise price not less than 100% and 85% of fair market value of the common stock on the date of grant for incentive stock options and non-statutory stock options, respectively. The purchase price for shares issued directly may not be less than 85% of fair market value on the date of grant. Options generally vest over four years and terminate ten years after their original grant dates.


     The 1995 Plan is divided into three separate components: (i) the Discretionary Option Grant Program under which employees, non-employee Board members who are not serving on the Company's Compensation Committee and consultants may, at the discretion of the Compensation Committee, be granted options to purchase shares of common stock, (ii) the Stock Issuance Program under which such persons may, at the Compensation Committee's discretion, be issued shares of common stock directly, through the purchase of such shares or in consideration of the past performance of services, and (iii) the Automatic Option Grant Program under which option grants will automatically be made at periodic intervals to eligible non-employee Board members to purchase shares of common stock at an exercise price equal to 100 percent of their fair market value on the grant date. Under the Automatic Option Grant Program, each non-employee Board member received an option grant to purchase 48,000 shares on the effective date of the initial public offering (IPO). Each individual who first becomes a non-employee Board member thereafter will receive a 48,000 share option grant on the date such individual joins the Board, provided such individual has not been previously employed by the Company. In addition, at each Annual Stockholders Meeting, each individual who has served as a non-employee Board member for at least six months prior to such Annual Meeting and who is to continue to serve as a non-employee Board member after the meeting will receive an additional option grant to purchase 12,000 shares of common stock, whether or not such individual has been in the prior employ of the Company.

     Options granted under the 1995 plan generally become exercisable over a four year period, whereby 25 percent of the shares become exercisable one year after the grant date and ratably thereafter over 36 months. Options granted prior to July 5, 1995 contain provisions allowing for early exercise of unvested options. Shares issued upon such early exercise are subject to vesting and repurchase rights by the Company. At December 31, 1997 and 1996, none of the shares outstanding were subject to repurchase by the Company. Upon exercise, approximately 988,000 and 2,026,000 option shares under grant were subject to repurchase by the Company at December 31, 1997 and 1996 respectively.

     The following is a summary of option activity:

                                                    Number           Weighted                    Options
                                                      of           Average Price                  Price
                                                    Shares           Per Share                  Per Share
                                 (in thousands)

    Outstanding at December 31, 1994                   3,880         $   0.37               $  0.03 -    $ 0.88
       Options granted                                 2,784         $   2.32               $  0.88 -    $ 9.38
       Options exercised                                (764)        $   0.20               $  0.03 -    $ 0.88
       Options canceled                                 (298)        $   1.13               $  0.07 -    $ 9.38
                                                   ---------
    Outstanding at December 31, 1995                   5,602         $   1.42               $  0.03 -    $ 9.38
       Options granted                                 1,390         $  10.56               $  5.92 -    $22.25
       Options exercised                              (1,534)        $   0.68               $  0.03 -    $ 9.38
       Options canceled                                 (292)        $   4.50               $  0.38 -    $22.25
                                                   ---------
    Outstanding at December 31, 1996                   5,166         $   3.93               $  0.05 -    $22.25
       Options granted                                 2,505         $  14.00               $  6.07 -    $23.32
       Options exercised                              (1,410)        $   1.65               $  0.05 -    $12.00
       Options canceled                                 (908)        $  11.03               $  0.38 -    $22.25
                                                   ---------
    Outstanding at December 31, 1997                   5,353         $   8.02               $  0.05 -    $23.32
                                                   =========


     At December 31, 1997, approximately 752,000 shares of common stock remained available for grant under the 1995 Plan. At December 31, 1997, 1996 and 1995, approximately 1,649,000, 1,626,000 and 1,914,000 options were exercisable at weighted average exercise price per share of $3.03, $1.21 and $0.42, respectively. Approximately 6,088,000 shares of common stock were reserved for future issuance as of December 31, 1997.

     The options outstanding and currently exercisable by exercise price at December 31, 1997 are as follows:

                                 Options Outstanding                             Options Exercisable
                                       Weighted
                                        Average           Weighted                                 Weighted
                                      Remaining           Average                                   Average
         Exercise         Number      Contractual         Exercise            Number               Exercise
          Prices        Outstanding       Life             Price             Exercisable             Price
                                  (in thousands, except per share amounts)


    $ 0.05  - $ 0.88             617          5.87        $   0.59                  531           $    0.54
    $ 1.13  - $ 1.57           1,276          7.14        $   1.56                  572           $    1.56
    $ 2.82  - $ 6.75             846          7.78        $   5.27                  382           $    5.16
    $ 6.94  - $11.88           1,364          8.92        $  11.27                  152           $   10.79
    $12.00  - $17.00             892          9.70        $  15.27                   12           $   12.26
    $17.22  - $23.32             358          9.84        $  19.54                    0           $    0.00
                      --------------                                         ----------

                               5,353                                              1,649
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

     Based on the above assumptions, the aggregate fair value and weighted average fair value of options granted in 1997, 1996 and 1995 were $16,237,000, $7,283,000 and $3,296,000, and $7.00, $5.24 and $1.19, respectively.

     For pro forma purposes, had compensation cost for the 1995 Plan been determined based on the fair value at the grant date for awards in 1997, 1996 and 1995 consistent with the provisions of SFAS No. 123, the Company's net income, basic and diluted net income per share for 1997, 1996 and 1995 would have been as follows:

                                                                           1997            1996           1995
                                                                         ---------      ---------       ------
                                                                         (in thousands, except per share data)

     Net income - as reported........................................    $  14,012      $   8,922       $  6,033
                                                                         =========      =========       ========
     Net income - pro forma..........................................    $  10,282      $   7,100       $  5,463
                                                                         =========      =========       ========
     Net income per share - basic as reported........................    $   0.40       $    0.27       $   0.30
                                                                         ========       =========       ========
     Net income per share - basic pro forma..........................    $   0.29       $    0.21       $   0.27
                                                                         ========       =========       ========
     Net income per share - diluted as reported......................    $   0.37       $    0.24       $   0.20
                                                                         ========       =========       ========
     Net income per share - diluted pro forma........................    $   0.27       $    0.19       $   0.18
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

Employee Stock Purchase Plan


     The Company maintains an Employee Stock Purchase Plan (the "Purchase Plan") under which 1,600,000 shares of common stock are reserved for future issuance. The Purchase Plan is administered over offering periods of 24 months each, with each offering period divided into four consecutive six-month purchase periods beginning August 1 and February 1 of each year. Eligible employees may designate not more than 10 percent of their cash compensation to be deducted each pay period for the purchase of common stock under the Purchase Plan, and participants may not purchase more than 1,000 shares of stock in any one six-month purchase period. On the last business day of each purchase period, shares of common stock are purchased with the employee's payroll deductions accumulated during the six months, generally at a price per share of 85 percent of the market price of the common stock on the employee's entry date of the applicable offering period or the last day of the applicable purchase period, whichever is lower. For the year ended December 31, 1997 and 1996, 262,000 and 210,000 shares were issued under the plan, respectively. At December 31, 1997, 1,128,000 shares were reserved for future issuance under the plan.


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
                                                                         =========      =========       ========

     In 1997, income before provision for income taxes consisted of $23,002,000 of income from U.S. operations and $206,000 of income from foreign operations. In 1996, income before provision for income taxes consisted of $17,623,000 of income from U.S. operations and $2,197,000 of losses from foreign operations. Substantially all of the Company's income before provision for income taxes in the year ended December 31, 1995 was generated by domestic operations. The tax benefit associated with dispositions from employee stock plans reduced taxes currently payable for 1997, 1996 and 1995 by $4,970,000, $7,115,000 and
$560,000, respectively. Such benefit was recorded to additional paid-in capital.

     The Company's effective tax rate differs from the statutory federal income tax rate as follows:

                                                                           1997            1996           1995
                                                                         ---------      ---------       ------

     Statutory federal income tax rate...............................       35.0%           35.0%          34.0%
     State income taxes, net of federal benefit......................        5.1             5.4            5.7
     Tax exempt interest income......................................       (2.9)           (3.4)          (1.1)
     Research and experimental credit................................       (1.6)           (0.8)          (1.0)
     Benefit of operating loss and tax credit carryforwards..........          --             --           (7.2)

     Change in valuation allowance...................................          --             --           (1.7)
     Other...........................................................        4.0             1.3            2.4
                                                                         -------        --------        -------
         Subtotal....................................................       39.6%           37.5%          31.1%
     In-process research and development.............................          --            4.7             --
                                                                         --------       --------        -------
         Effective tax rate..........................................       39.6%           42.2%          31.1%
                                                                         =======        ========        =======

     Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                                             December 31,
                                                                                        1997              1996
                                                                                     ----------        -------
                                                                                            (in thousands)
     Deferred tax assets:
         Allowances, accrued liabilities and other................................   $    1,073        $   1,247
         Accrued compensation and benefits........................................          360              394
         State taxes..............................................................          567              461
         Deferred revenue.........................................................          874              550
                                                                                     ----------        ---------
                                                                                          2,874            2,652
     Deferred tax liabilities:
         Intangible asset - purchased technology..................................         (940)          (1,254)
                                                                                     -----------       ---------

     Net deferred tax asset.......................................................   $    1,934        $   1,398
                                                                                     ==========        =========


9.  Industry and Geographic Segment Information


     The Company operates in a single industry segment developing, marketing and supporting network storage management software products for heterogeneous client/server computing environments and large scale enterprises. The Company markets its products and services to customers in the United States, Canada, Europe and Asia Pacific. Net revenues from export sales were $20.6 million, $11.4 million, and $5.2 million in 1997, 1996 and 1995, respectively. The majority of export sales were made to Europe and Canada.


     One customer accounted for 11 percent of total revenues for 1997 and 1996. One customer accounted for 10 percent of total revenues for 1995.


10.  Selected Quarterly Financial Data (unaudited)

                                                             First       Second           Third        Fourth
                                                           Quarter      Quarter          Quarter       Quarter
                                                                     (in thousands, except per share data)

1997:

Total revenues........................................     $ 17,125     $   18,688     $   21,988    $   26,085
Gross profit..........................................       15,239         16,557         19,385        23,005
Net income............................................        2,979          2,946          4,273         3,814
Net income per share - basic..........................     $   0.09     $    0.08      $     0.12    $     0.11
Net income per share - diluted........................     $   0.08     $    0.08      $     0.11    $     0.10

1996:

Total revenues........................................     $ 11,557     $   13,204     $   15,180    $   16,833
Gross profit..........................................       10,268         11,913         13,651        15,377
Net income (loss).....................................          (51)         2,419          3,035         3,519
Net income (loss) per share - basic...................     $  (0.00)    $     0.08     $     0.09    $     0.10
Net income (loss) per share - diluted.................     $  (0.00)    $     0.07     $     0.08    $     0.09

11.  Subsequent Event

     In March 1998, the Company announced that its Board of Directors approved a two-for-one stock split (in the form of a dividend) that was payable to stockholders of record on April 3, 1998 and was effective on April 17, 1998. Share and per share data presented here have been adjusted to give effect to this two-for-one split.

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


                                                      PricewaterhouseCoopers LLP


San Jose, California
January 19, 1998, except for
the first paragraph of Note 5
and Note 11, for which the date
is August 6, 1998

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

23.1 Consent of PricewaterhouseCoopers LLP, Independent Accountants

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

(c)  Exhibits

See  (a) (3) above.

(d)  Financial Statement Schedule

See  (a) (2) above.

                     REPORT ON FINANCIAL STATEMENT SCHEDULE

     Our report on the consolidated financial statements of Legato Systems, Inc. is included on page 39 of this Form 10-K/A. In connection with our audits of such financial statements, we have also audited the related consolidated financial statement schedule listed in Item 14 (a)(2) of this Form 10-K/A.

         In our opinion, the consolidated financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.




                                                  /S/ PricewaterhouseCoopers LLP





San Jose, California
January 19, 1998, except for
the first paragraph of Note 5
and Note 11, for which the date
is August 6, 1998

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                                 (in thousands)

                                              Balance at        Charged to                         Balance at
                                             Beginning of        Costs and                           End of
Description                                     Period           Expenses       Deductions           Period

Allowance for Doubtful Accounts:


Year ended December 31, 1995                $   (293)           $   (440)     $     66           $   (667)


Year ended December 31, 1996                    (667)               (229)           52               (844)

Year ended December 31, 1997                    (844)               (260)          273               (831)

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         LEGATO SYSTEMS, INC.

                         By:  /s/ Louis C. Cole                November 10, 1998
                              --------------------             ---------------
                         Louis C. Cole                          Date
                         Chairman of the Board, President
                         and Chief Executive Officer




     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                   Title                                              Date

/s/ Louis C. Cole                           Chairman of the Board, President and Chief         November 10, 1998
-------------------                         Executive Officer (Principal Executive Officer)
Louis C. Cole



/s/ Stephen C. Wise                         Senior Vice President of Finance and               November 10, 1998
-------------------                         Administration and Chief Financial Officer
Stephen C. Wise                             (Principal Financial and Accounting Officer)




/s/ Eric A. Benhamou                        Director                                           November 10, 1998
--------------------
Eric A. Benhamou



/s/ Kevin A. Fong                           Director                                           November 10, 1998
-----------------
Kevin A. Fong



/s/ David N. Strohm                         Director                                           November 10, 1998
-------------------
David N. Strohm



/s/ Phillip E. White                        Director                                           November 10, 1998
--------------------
Phillip E. White

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

              LGTO S.A.R.L. - France

              Legato Systems Pty. Ltd. - Australia

              Legato Systems (Canada), Inc. - Canada

              Legato Systems International, Inc. - Barbados

              Legato Systems KK - Japan

                                                                  EXHIBIT 23.1


                       CONSENT OF INDEPENDENT ACCOUNTANTS

     We consent to the incorporation by reference in the Registration Statements of Legato Systems, Inc. on Form S-8 (File No. 333-28405, 333-02378 and 333-94306 and the Form S-8 filed November 10, 1998 to increase shares of common stock reserved for issuance under the Company's stock option plan) and S-3 (File No._____), of our reports dated January 19, 1998, except for the first paragraph of Note 5 and Note 11, for which the date is August 6, 1998, on our audits of the consolidated financial statements and consolidated financial statement schedule of Legato Systems, Inc. and subsidiaries as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997, both of which reports are included in this Annual Report on Form 10-K/A.


                                                  /S/ PricewaterhouseCoopers LLP



San Jose, California

November 10, 1998