Form 10-Q
period 1998-09-30
LEGATO SYSTEMS INC
filed 1998-11-12
CIK 859360

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1998

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No



The number of shares outstanding of the registrant's common stock as of October 30, 1998 was 37,428,905.

                              LEGATO SYSTEMS, INC.

                                      INDEX

                                                                                      Page

PART I:  Condensed Financial Information

   Item 1.  Financial Statements:

       Condensed Consolidated Balance Sheets as of September 30, 1998 and
         December 31, 1997                                                              3

       Condensed Consolidated Statements of Income for the three and nine
         month periods ended September 30, 1998 and 1997                                4

       Condensed Consolidated Statements of Cash Flows for the nine month
         periods ended September 30, 1998 and 1997                                      5

       Notes to the Condensed Consolidated Financial Statements                         6

   Item 2.  Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                           9

PART II:  Other Information


   Item 6. Exhibits and Reports on Form 8-K                                            22


Signature                                                                              23

PART I:      Condensed Financial Information

             Item 1:  Financial Statements

                              LEGATO SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                         September 30,     December 31,
                                                             1998              1997
                                                          (unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                              $    64,716        $  34,891
   Short-term investments                                      29,409           28,147
   Accounts receivable, net                                    30,597           21,426
   Other current assets                                         4,571            4,365
   Deferred tax asset                                           4,099            2,702
                                                          -----------      -----------

     Total current assets                                     133,392           91,531

Long-term investments                                           9,206            8,953
Property and equipment, net                                    15,164           10,515
Intangible assets, net                                          2,540            3,431
Other assets                                                      515              362
                                                          -----------      -----------

       Total assets                                       $   160,817        $ 114,792
                                                          ===========      ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued liabilities               $    16,373        $   8,224
   Deferred revenues                                           16,885           12,491
                                                          -----------      -----------

     Total current liabilities                                 33,258           20,715

Deferred tax liability                                            531              768

Stockholders' equity:
   Capital stock                                               81,919           66,326
   Retained earnings                                           45,109           26,983
                                                          -----------      -----------

     Total stockholders' equity                               127,028           93,309
                                                          -----------      -----------

       Total liabilities and stockholders' equity         $   160,817        $ 114,792
                                                          ===========      ===========


          The  accompanying   notes  are  an  integral  part  of  the  Condensed
Consolidated Financial Statements.

                              LEGATO SYSTEMS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                                 Three Months Ended            Nine Months Ended
                                                                   September 30,                 September 30,
                                                            -----------------------------  ---------------------------
                                                                 1998           1997           1998           1997
                                                            --------------  -------------  -------------  ------------
REVENUES:

    Product                                                       $28,770        $17,415        $76,874       $45,573
    Service and support                                             8,722          4,573         21,764        12,228

                                                            --------------  -------------  -------------  ------------

       Total revenues                                              37,492         21,988         98,638        57,801


COST OF REVENUES:

    Product                                                         1,155            773          2,917         1,938
    Service and support                                             3,481          1,830          9,169         4,682

                                                            --------------  -------------  -------------  ------------
       Total cost of revenues                                       4,636          2,603         12,086         6,620
                                                            --------------  -------------  -------------  ------------

GROSS PROFIT                                                       32,856         19,385         86,552        51,181

OPERATING EXPENSES:

    Research and development                                        6,018          3,719         15,567        10,482
    Sales and marketing                                            12,614          7,438         36,052        20,116
    General and administrative                                      2,483          1,824          7,434         4,785
    Amortization of intangibles                                       279            279            838           838
    Merger related expenses                                           645              0            645             0

                                                            --------------  -------------  -------------  ------------
       Total operating expenses                                    22,039         13,260         60,536        36,221
                                                            --------------  -------------  -------------  ------------

INCOME FROM OPERATIONS                                             10,817          6,125         26,016        14,960

Interest income, net                                                1,130            543          2,994         1,492
                                                            --------------  -------------  -------------  ------------

INCOME BEFORE PROVISION FOR INCOME TAXES                           11,947          6,668         29,010        16,452

Provision for income taxes                                          4,420          2,395         10,883         6,254
                                                            --------------  -------------  -------------  ------------

NET INCOME                                                       $  7,527       $  4,273     $   18,127    $   10,198
                                                            ==============  =============  =============  ============

Basic earnings per share                                         $   0.20       $   0.12     $    0.49     $     0.29
                                                            ==============  =============  =============  ============

Diluted earnings per share                                       $   0.19       $   0.11     $    0.46     $     0.27
                                                            ==============  =============  =============  ============

Shares used in the calculation of basic
     earnings per share                                            37,143         35,247         36,693        34,873
                                                            ==============  =============  =============  ============

Shares used in the calculation of
     diluted earnings per share                                    40,348         37,961         39,813        37,710
                                                            ==============  =============  =============  ============


          The  accompanying   notes  are  an  integral  part  of  the  Condensed
Consolidated Financial Statements.


                              LEGATO SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                                Nine Months Ended
                                                                                  September 30,
                                                                                1998            1997
Cash flows from operating activities:
     Net income                                                              $  18,127      $  10,198
     Adjustments to reconcile net income to net cash provided
       by operating activities:
         Net deferred tax asset                                                 (1,634)          (224)
         Depreciation and amortization                                           4,144          2,572
         Tax benefit from exercise of stock options                              8,252          1,496
     Changes in operating assets and liabilities:
         Accounts receivable                                                    (9,171)        (6,005)
         Other current assets                                                     (206)        (1,881)
         Deferred revenues                                                       4,394          2,863
         Accounts payable and current liabilities                                8,148          4,083
                                                                           -----------    -----------


              Net cash provided by operating activities                         32,054         13,102
                                                                           -----------    -----------

Cash flows from investing activities:
     Purchase of  available-for-sale securities                                (40,726)       (24,964)
     Proceeds from maturity and sale of available-
       for-sale securities                                                      39,353         23,967
     Acquisition of property and equipment                                      (7,955)        (5,388)
     Other                                                                        (101)          (439)
                                                                           -----------    -----------

              Net cash used in investing activities                             (9,429)        (6,824)
                                                                           -----------    -----------

Cash flows from financing activities:
     Proceeds from issuance of common stock                                      7,185          2,832
     Other                                                                          15             15
                                                                           -----------    -----------

              Net cash provided by financing activities                          7,200          2,847
                                                                           -----------    -----------

Net increase in cash and cash equivalents                                       29,825          9,125

Cash and cash equivalents at beginning of period                                34,891         27,770
                                                                           -----------    -----------

Cash and cash equivalents at end of period                                 $    64,716     $   36,895


          The  accompanying   notes  are  an  integral  part  of  the  Condensed
Consolidated Financial Statements.

                              LEGATO SYSTEMS, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Note 1.  Basis of Presentation

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to fairly present the financial position, results of operations and cash flows of Legato Systems, Inc. and its subsidiaries ("the Company"). The results of operations for the quarterly and nine month periods presented are not necessarily indicative of the results that may be expected for quarterly or annual periods in the future. The Notes to the Consolidated Financial Statements contained in the 1997 Report on Form 10-K should be read in conjunction with these Condensed Consolidated Financial Statements. The Company derived the balance sheet at December 31, 1997, from audited financial statements; however, it does not include all disclosures required by generally accepted accounting principles.


Note 2.  Computation of Earnings Per Share

     The Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), effective December 31, 1997. SFAS 128 requires the presentation of basic and diluted earnings per share. As required, the Company computes basic earnings per share by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period and computes diluted earnings per share by giving effect to all dilutive potential common shares outstanding during the period. Dilutive potential common equivalent shares consist of the incremental common shares issuable upon conversion of stock options. The Company restated prior period earnings per share amounts to comply with SFAS 128.

     As required by SFAS 128, the following table reconciles the numerator and denominator of basic and diluted earnings per (in thousands, except per share amounts):

                                                                Three Months Ended           Nine Months Ended
                                                                   September 30,               September 30,
                                                                1998          1997           1998         1997
Numerator - basic and diluted earnings per share

     Net income                                               $   7,527    $   4,273      $  18,127     $ 10,198
                                                              =========    =========      =========     ========

Denominator - basic earning per share

     Weighted average common shares outstanding                  37,143       35,247         36,693       34,873
                                                              =========    =========      =========     ========

     Basic earnings per share                                 $    0.20    $    0.12      $    0.49     $   0.29
                                                              =========    =========      =========     ========

Denominator - diluted earnings per share

     Weighted average common shares outstanding                  37,143       35,247         36,693       34,873

     Effect of dilutive securities:

         Common stock options                                     3,205        2,714          3,120        2,837
                                                              ---------    ---------      ---------     --------

     Weighted average common and common
     equivalent shares                                           40,348       37,961         39,813       37,710
                                                              =========    =========      =========     ========

     Diluted earnings per share                               $    0.19    $    0.11      $    0.46     $   0.27
                                                              =========    =========      =========     ========



Shares excluded from diluted earnings per shares calculation         28           47             52        1,106
------------------------------------------------------------  =========    =========      =========     ========

     Certain shares of common stock options were excluded from the calculation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares during these periods.


Note 3.  Stock Split

     The Company effected a two-for-one stock split (in the form of a stock dividend) on April 17, 1998. The accompanying Condensed Consolidated Financial Statements retroactively reflect the two-for-one stock split.

Note 4.  Software Moguls Acquisition

     In August 1998, the Company issued 249,999 shares of common stock in exchange for all the outstanding shares of Software Moguls, Inc., a developer of advanced backup-retrieval products for the Windows NT and UNIX environments. The Company accounted for the combination as a pooling of interests. Accordingly, the Company restated the accompanying financial statements and financial data to represent the combined financial results of the previously separate entities for all periods presented.


     The table below presents the separate results of operations for Software Moguls, Inc. for the periods prior to the combination. The Company's results of operations include Software Moguls since the transaction (in thousands):


                                                                Three Months Ended           Nine Months Ended
                                                                   September 30,               September 30,
                                                                1998          1997           1998         1997
Revenues:

     Legato Systems, Inc.                                     $  37,492    $  21,436      $  97,693     $ 56,207
     Software Moguls, Inc.                                           --          552            945        1,594
                                                              ---------    ---------      ---------     --------

         Total                                                $  37,492    $  21,988      $  98,638     $ 57,801
                                                              =========    =========      =========     ========

Net Income (Loss):

     Legato Systems, Inc.                                     $   7,527    $   4,352      $  18,530     $ 10,648
     Software Moguls, Inc.                                           --         (79)          (403)        (450)
                                                              ---------    --------       ---------     -------

         Total                                                $   7,527    $   4,273      $  18,127     $ 10,198
                                                              =========    =========      =========     ========

Note 5.  Other Matters

Comprehensive Income


     The Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), effective January 1, 1998. This statement requires the disclosure of comprehensive income and its components in a full set of general-purpose financial statements. SFAS 130 defines comprehensive income as net income plus revenues, expenses, gains and losses that, under generally accepted accounting principles, are excluded from net income. The components of the Company's comprehensive income excluded from net income are not significant, individually or in aggregate. Therefore, no separate statement of comprehensive income has been presented.


Revenue Recognition

     The Company adopted the provisions of Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2"), as amended by Statement of Position 98-4, Deferral of the Effective Date of Certain Provisions of SOP 97-2, effective January 1, 1998. SOP 97-2 supercedes Statement of Position 91-1 and delineates the accounting for software product and maintenance revenues. Under SOP 97-2, the Company recognizes product revenues upon shipment if a signed contract exists, the fee is fixed and determinable, collection of resulting receivables is probable and product returns are reasonably estimable, except for sales to distributors, which are recognized upon sale by the distributor to end-users.

     For contracts with multiple obligations (e.g. deliverable and undeliverable products, maintenance and other services), the Company allocates revenue to each component of the contract based on objective evidence of its fair value, which is specific to the Company, or for products not being sold separately, the price established by management. The Company recognizes revenue allocated to undelivered products when the criteria for product revenue set forth above are met. The Company recognizes revenue allocated to maintenance fees for ongoing customer support and product updates ratably over the period of the maintenance contract. Payments for maintenance fees are generally made in advance and are non-refundable. For revenue allocated to other services, the Company recognizes revenues as the related services are performed.

Segment Reporting

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), effective for fiscal years beginning after December 15, 1997. SFAS 131 supercedes Statement of Financial Accounting Standards, "Financial Reporting for Segments of a Business Enterprise" ("SFAS 14"). SFAS 131 changes current practice under SFAS 14 by establishing a new framework to base segment reporting and also requires interim reporting of segment information. The statement does not require interim reporting disclosures until the first quarter immediately subsequent to the fiscal year in which SFAS 131 is effective.

Reclassifications


     The Company made certain reclassifications to prior period consolidated financial statements to conform to the current presentation. The reclassifications have no significant effect on previously reported financial position, results of operations or cash flows.

Note 6.  Subsequent Event

     On October 25, 1998, the Company entered into a definitive agreement to acquire Qualix Group, Inc. (dba FullTime Software, Inc.), a market leader and leading developer of distributed, enterprise-wide, cross-platform, adaptive computing solutions that enable customers to proactively manage application service level availability. The agreement provides for the issuance of 1,721,000 shares of the Company's common stock in exchange for all the common stock and options of Qualix Group, Inc. The transaction is expected to be completed by December 1998 or shortly thereafter, and is subject to the satisfaction of standard closing conditions, including regulatory approval and the approval of Qualix Group, Inc. stockholders. The transaction is expected to be accounted for as a pooling of interests.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion in this report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, including statements on the Company's expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company on the date hereof. The Company assumes no obligation to update any such forward-looking statements. The Company's actual results could differ materially from those indicated in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to fluctuations in quarterly operating results, uncertainty in future operating results, product concentration, competition, and other risks discussed in this item under the heading "Risk Factors" and the risks discussed in the Company's other Securities and Exchange Commission filings.


RESULTS OF OPERATIONS

OVERVIEW

     The Company develops, licenses, markets and supports network storage management software products for heterogeneous client/server computing environments and large-scale enterprises. The Company's NetWorker family of software products, from which the Company derives a substantial majority of its revenues, and Global Enterprise Management Systems (G.E.M.S.) support many storage management server platforms and can accommodate a variety of servers, clients, applications, databases and storage devices. The Company licenses its products through resellers and directly to end users primarily located in North America, Europe and Asia Pacific. The Company also licenses its source code to original equipment manufacturers ("OEMs") in exchange for initial licensing fees and receives ongoing royalties from the OEMs' product sales. Substantially all of the OEMs are large computer system and software suppliers located in the United States, Europe and Asia Pacific.

     The following table shows selected elements of the Company's consolidated financial statements as a percentage of total revenues.

                                                  Three Months Ended                  Nine Months Ended
                                                     September 30,                      September 30,
                                                  1998         1997                  1998         1997
                                               -----------  -----------           -----------  -------
Revenues:
   Product                                           76.7%         79.2%                77.9%         78.8%
   Service and support                               23.3          20.8                 22.1          21.2
                                               ----------   -----------           ----------   -----------
       Total revenues                               100.0         100.0                100.0         100.0
Cost of revenues:
   Product                                            3.1           3.5                  3.0           3.4
   Service and support                                9.3           8.3                  9.3           8.1
                                               ----------   -----------           ----------   -----------
       Total cost of revenues                        12.4          11.8                 12.3          11.5
                                               ----------   -----------           ----------   -----------
Gross profit                                         87.6          88.2                 87.7          88.5
Operating expenses:
   Research and development                          16.1          16.9                 15.8          18.1
   Sales and marketing                               33.6          33.8                 36.5          34.8
   General and administrative                         6.6           8.3                  7.5           8.3
   Merger related expenses                            1.7           --                   0.7           --
   Amortization of intangibles                        0.7           1.3                  0.8           1.4
                                               ----------   -----------           ----------   -----------
       Total operating expenses                      58.7          60.3                 61.3          62.6
                                               ----------   -----------           ----------   -----------
Income from operations                               28.9          27.9                 26.4          25.9
Interest and other income, net                        3.0           2.5                  3.0           2.6
                                               ----------     ---------           ----------   -----------
Income before provision for income taxes             31.9          30.4                 29.4          28.5
Provision for income taxes                           11.8          10.9                 11.0          10.8
                                               ----------   -----------           ----------   -----------
Net income                                           20.1%         19.5%                18.4%         17.7%
                                               ==========   ===========           ==========   ===========

REVENUES


     Revenues for the third quarter ended September 30, 1998, increased 70.5 percent to $37.5 million, from $22.0 million for the comparable period in 1997. Revenues for the first nine months ended September 30, 1998, grew 70.7 percent to $98.6 million, from $57.8 million from the comparable period in 1997. Revenues increased primarily as a result of the continued acceptance of the Company's Networker family of products and G.E.M.S. product and increased sales of service and support contracts.

     Product Revenues. Product revenues increased 65.2 percent to $28.8 million for the third quarter of 1998, from $17.4 million for the comparable period in 1997. Product revenues increased 68.7 percent to $76.9 million for the first nine months of 1998, from $45.6 million for the comparable period in 1997. Product revenue increased primarily as a result of the continued market acceptance of the Company's products. The Company recognizes product revenues upon shipment if a signed contract exists, the fee is fixed and determinable, collection of resulting receivables is probable and product returns are reasonably estimable, except for sales to distributors, which are recognized upon sale by the distributors to end-users. Product revenues also include royalty payments received from product sales by OEMs. The Company recognizes product revenues from royalty payments upon receipt of quarterly royalty reports from OEMs related to their product sales for the previous quarter. Prior growth rates of the Company's product revenues are not indicative of future product revenue growth rates and may not be sustainable in the future.

     Service and Support Revenues. Service and support revenues increased 90.7 percent to $8.7 million for the third quarter of 1998, from $4.6 million for the comparable period in 1997. For the first nine months of 1998, service and support revenues increased 78.0 percent to $21.8 million, from $12.2 million for the comparable period in 1997. Service and support revenues increased primarily as a result of an increase in sales of certain of the Company's products that include one-year of software support, an increase in the number of registered customers for the Company's products electing to subscribe to support contracts, an increase in the renewal of software support after the initial one-year term, an increase in internal staffing for software support sales and an increase in demand for the education and consulting services offered by the Company. The Company collects fees for ongoing customer support and product updates in advance and recognizes these support revenues ratably over the period of the contract. For education and consulting services, the Company recognizes revenues when such services are performed. Prior growth rates of the Company's software service and support revenues are not indicative of future software service and support revenue growth rates and may not be sustainable in the future.

     International product revenues increased 100.0 percent to $10.4 million for the third quarter of 1998, from $5.2 million for the comparable period in 1997. International product revenues accounted for 27.7 percent of total product revenues for the third quarter of 1998 and 23.6 percent of total product revenues for the comparable period in 1997. For the first nine months of 1998, international product revenues increased 90.0 percent to $27.7 million, from $14.6 million for the comparable period in 1997. International product revenues accounted for 28.1 percent of total product revenues for the first nine months of 1998 and 25.2 percent of total product revenues for the comparable period in 1997. International license revenues increased primarily as a result of the increase in the market acceptance of the Company's products overseas, the increase in the number of international sales offices, and the increase in the number of international distributors and resellers marketing the Company's products. Sales in Europe and Canada during these periods accounted for a majority of the Company's international sales. The Company continues to expand its international operations, which requires significant management attention and financial resources and could materially adversely affect the Company's operating results. To the extent that the Company is unable to successfully expand its international operations, the Company's growth, if any, in international sales will be limited, and the Company's business, operating results and financial condition could be materially adversely affected.


GROSS PROFIT


     Gross profit increased 69.5 percent to $32.9 million, representing 87.6 percent of total revenues, for the third quarter of 1998, from $19.4 million, representing 88.2 percent of total revenues, for the comparable period in 1997. For the first nine months of 1998, gross profit increased 69.1 percent to $86.6 million, representing 87.7 percent of total revenues, from $51.2 million, representing 88.5 percent of total revenues, for the comparable period in 1997. Gross profit consists of product and service and support revenues less related costs.

     Gross profit from product revenues increased 65.9 percent to $27.6 million for the third quarter of 1998, from $16.6 million for the comparable period in 1997. For the first nine months of 1998, gross profit from product revenues increased 69.5 percent to $74.0 million, from $43.6 million for the comparable period in 1997. Gross profit as a percentage of product revenues increased to
96.0 percent for the third quarter of 1998, from 95.6 percent for the comparable period in 1997. Gross profit from product revenues as a percentage of product revenues increased to 96.2 percent for the first nine months of 1998, from 95.8 percent for the comparable period in 1997. Gross profit from product revenues consists of product revenues less the related costs. Related costs of revenues consist primarily of product media, documentation and packaging. Gross profit from product revenues as a percentage of product revenues increased primarily due to leveraging the costs of products over a larger revenue base.

     Gross profit from service and support revenues increased 91.1 percent to $5.2 million during the third quarter of 1998, from $2.7 million for the comparable period in 1997. Gross profit from service and support revenue increased 66.9 percent to $12.6 million during the first nine months of 1998, from $7.5 million for the comparable period in 1997. Gross profit from service and support revenues as a percentage of service and support revenues represented
60.0 percent for the third quarters of 1998 and 1997. Gross profit from service and support revenues as a percentage of service and support revenues decreased to 57.9 percent during the first nine months of 1998, from 61.7 percent for the comparable period in 1997. Gross profit from service and support revenues as a percentage of service and support revenues decreased primarily as a result of the Company's continued investment in developing new services and support offerings. The continued investment consists of additional costs associated with supporting a larger installed base of products, as well as additional costs to provide higher support levels to customers. Costs of service and support revenues consist primarily of personnel-related costs incurred in providing telephone support, consulting services, and training to customers, costs of providing software updates and costs of education and consulting materials.


OPERATING EXPENSES


     Research and Development. Research and development expenses increased 61.8 percent to $6.0 million in the third quarter of 1998, from $3.7 million for the comparable period in 1997. Research and development expenses increased 48.5 percent to $15.6 million in the first nine months of 1998, from $10.5 million for the comparable period in 1997. The increases in research and development expenses in absolute dollars primarily reflect increased staffing and associated support for engineers necessary to expand and enhance the Company's product line. As a percentage of total revenues, research and development expenses decreased to 16.1 percent in the third quarter of 1998, from 16.9 percent in the third quarter of 1997. As a percentage of total revenues, research and development expenses decreased to 15.8 percent in the first nine months of 1998, from 18.1 percent for the comparable period in 1997. Research and development expenses as a percentage of total revenues decreased primarily as a result of research and development expenses increasing less than the rate of increase in total revenues. The Company believes that research and development expenses will continue to increase in absolute dollars as it continues to invest in developing new products, applications, and product enhancements.

     Sales and Marketing. Sales and marketing expenses increased 69.6 percent to $12.6 million in the third quarter of 1998, from $7.4 million in the third quarter of 1997. Sales and marketing expenses increased 79.2 percent to $36.1 million in the first nine months of 1998, from $20.1 million for the comparable period in 1997. As a percentage of total revenues, sales and marketing expenses decreased to 33.6 percent in the third quarter of 1998, from 33.8 percent in the comparable 1997. As a percentage of total revenues, sales and marketing expenses increased to 36.5 percent in the first nine months of 1998, from 34.8 percent for the comparable period in 1997 primarily as a result of the growth in the Company's sales force and increased marketing and promotional activities. The Company believes that sales and marketing expenses will increase in absolute dollars as the Company continues to expand its sales and marketing staff.

     General and Administrative.  General and administrative  expenses increased
36.1 percent to $2.5 million in the third quarter of 1998, from $1.8 million for the comparable period of 1997. General and administrative expenses increased
55.4 percent to $7.4 million for the first nine months of 1998, from $4.8 million for the comparable period of 1997. As a percentage of total revenues, general and administrative expenses decreased to 6.6 percent in the third quarter of 1998, from 8.3 percent in the comparable 1997 period, and decreased to 7.5 percent for the first nine months in 1998, from 8.3 percent in the comparable 1997 period. General and administrative expenses as a percentage of total revenues decreased primarily as a result of the Company leveraging general and administrative expenses over a larger revenue base. The Company expects that general and administrative expenses will increase in absolute dollars from the third quarter of 1998 level as the Company continues to expand its staffing and other support operations.

     Amortization of Intangibles. Amortization of intangibles was $279,000 for the third quarters of both 1998 and 1997. Amortization of intangibles was $838,000 for the first nine months of both 1998 and 1997. The Company recorded the related intangibles following an acquisition in the first quarter of 1996. The Company amortizes these intangibles on a straight-line basis over five years.

     Interest and Other Income, Net. Interest and other income, net, increased to $1.1 million in the third quarter of 1998, from $543,000 for the comparable period in 1997. Interest and other income, net, increased to $3.0 million for the first nine months of 1998, from $1.5 million for the comparable period in 1997. The increase in interest income relates primarily to interest earned from the increased cash provided by the Company's operations.

     Provision for Income Taxes. The provision for income taxes increased to $4.4 million in the third quarter of 1998, from $2.4 million for the comparable period in 1997. The provision for income taxes increased to $10.9 million for the first nine months of 1998, from $6.3 million for the comparable period in 1997. The effective tax rate increased to 37 percent for the third quarter of 1998, from 36 percent for the comparable period in 1997. The effective tax rates for the first nine months of 1998 and 1997 were both 38 percent. The increase in the effective tax rate from the third quarter of 1997 to 1998 primarily relates to the restatement of the Company's historical financial statement in connection with the acquisition of Software Moguls, Inc. during the third quarter of 1998.

     Merger-Related Expenses. In connection with the Company's acquisition of Software Moguls during the third quarter of 1998, the Company incurred merger-related expenses of $645,000 consisting primarily of investment bankers, attorneys and accountants fees. The Company did not incur any merger-related expenses for the three-month and nine-month periods ended September 30, 1997.


LIQUIDITY AND CAPITAL RESOURCES


     The Company's cash, cash equivalents and investments totaled $103.3 million at September 30, 1998 and represented 64.3 percent of total assets. Cash equivalents consist of highly liquid financial instruments with original maturities of ninety days or less. Investments consist mainly of short-term and long-term municipal securities. At September 30, 1998, the Company had no long-term debt and stockholders' equity was $127.0 million.

     The Company has generated sufficient cash from operations and sales of common stock to finance the Company's operations to date. Cash and cash equivalents increased $29.8 million during the first nine months of 1998. The Company derived cash provided by operating activities of $32.1 million, primarily from net income of $18.1 million, tax benefit from the exercise of stock options of $8.3 million and changes in operating assets and liabilities of $3.2 million. Cash used in investing activities of $9.4 million primarily reflected the purchases of available-for-sale securities (net of maturities and sales of available-for-sale securities), of $1.4 million and the acquisition of property and equipment of $8.0 million. Cash from financing activities of $7.2 million reflected proceeds received from the issuance of common stock under the Company's stock plans.


     The Company believes its current cash balances and cash flow from operations, if any, will be sufficient to meet its working capital and capital expenditure requirements for at least the next twelve months.

YEAR 2000 COMPLIANCE


     Many currently installed computer systems and software products include coding to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than fifteen months, computer systems and/or software used by many companies will need to be upgraded to comply with such "Year 2000" requirements. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance.

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

Competition

     The network storage management market is intensely competitive, highly fragmented and characterized by rapidly changing technology and evolving standards. Competitors vary in size and in the scope and breadth of the products and services offered. The Company's major competitors on the Novell NetWare and Windows NT platforms include Computer Associates (Cheyenne Software) and Seagate (Palindrome and Arcada); on the Sun Solaris/SunOS platform include Computer Associates (Legent/Lachman), EMC2 (Epoch), Peripheral Devices (Delta Microsystems), Spectra Logic and Veritas; on the AIX platform include IBM; and on the HP-UX platform include Hewlett Packard. In the future, as the Company enters new markets, the Company expects that such markets will have additional, market-specific competitors. In addition, many of the Company's existing competitors are broadening their platform coverage. The Company also expects increased competition from systems and network management companies, especially those that have historically focused on the mainframe market and are broadening their focus to include the client/server market. In addition, because there are relatively low barriers to entry in the software market, the Company expects additional competition from other established and emerging companies. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect the Company's business, operating results and financial condition.

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

Year 2000 Compliance

     Many currently installed computer systems and software products include coding to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than fifteen months, computer systems and/or software used by many companies will need to be upgraded to comply with such "Year 2000" requirements. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance.


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


Possible Volatility of Stock Price

The trading price of the Company's common stock has been subject to wide fluctuations. The trading price of the Company's common stock could be subject to wide fluctuations in the future in response to quarterly variations in operating results, announcements of technological innovations or new products, applications or product enhancements by the Company or its competitors, changes in financial estimates by securities analysts and other events or factors. In addition, the stock market has experienced volatility that has particularly affected the market prices of equity securities of many high technology companies. The volatility of the market has often been unrelated to the operating performance of such companies. These broad market fluctuations may adversely affect the market price of the Company's common stock.

PART II:     Other Information

Item 5.  Other Information

Stockholder Proposals

Pursuant to new amendments to Rule 14a-4(c) of the Securities Exchange Act of 1934, as amended, if a stockholder who intends to present a proposal at the 1999 annual meeting of stockholders does not notify the Company of such proposal on or prior to March 15, then management proxies would be allowed to use their discretionary voting authority to vote on the proposal when the proposal is raised at the annual meeting, even though there is no discussion of the proposal in the 1999 proxy statement. The Company currently believes that the 1999 annual meeting of stockholders will be held during the first two weeks of May, 1999.



Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

       27.1    Financial Data Schedule


(b) Reports on Form 8-K

       No reports of Form 8-K were filed during the quarter ended September 30, 1998.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGATO SYSTEMS, INC.





Date:  November 12, 1998         /s/ Stephen C. Wise
                                 -------------------

                                 Stephen C. Wise

                                 Senior Vice President of Finance and
                                 Chief Financial Officer


                                 (Duly authorized officer and principal
                                 financial and accounting officer)