Form 10-Q/A
period 1998-03-31
LEGATO SYSTEMS INC
filed 1998-11-20
CIK 859360

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q/A

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No



The number of shares outstanding of the registrant's common stock as of April 30, 1998 was 36,588,240.

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

PART I: Condensed Financial Information

Item 1:      Financial Statements

                              LEGATO SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                           March 31,       December 31,
                                                             1998              1997
                                                          (unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                              $    54,930      $    34,891
   Short-term investments                                      24,870           28,147
   Accounts receivable, net                                    20,227           21,426
   Other current assets                                         3,657            4,365
   Deferred tax asset                                           2,835            2,702

     Total current assets                                     106,519           91,531

Long-term investments                                           6,576            8,953
Property and equipment, net                                    11,359           10,514
Intangible assets, net                                          3,134            3,431
Deposits and other assets                                         411              362

       Total assets                                       $   127,999      $   114,791

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued liabilities               $     8,811      $     8,223
   Deferred revenues                                           12,777           12,491

     Total current liabilities                                 21,588           20,714

Deferred tax liability                                            689              768

Commitments

Stockholders' equity:
   Common stock                                                73,543           66,327
   Retained earnings                                           32,179           26,982

     Total stockholders' equity                               105,722           93,309

       Total liabilities and stockholders' equity         $   127,999      $   114,791

                    The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

                              LEGATO SYSTEMS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                    (in thousands, except per share amounts)


                                                                Three Months Ended
                                                                      March 31,
                                                             1998                1997
Revenues:
   Product and other                                      $    18,076        $     9,098
   Royalty and license                                          4,743              4,403
   Software subscription                                        5,595              3,623
       Total revenues                                          28,414             17,124

Cost of revenues:
   Product and other                                            1,631                765
   Software subscription                                        1,650              1,120
       Total cost of revenues                                   3,281              1,885

           Gross profit                                        25,133             15,239

Operating expenses:
   Research and development                                     4,469              3,196
   Sales and marketing                                         10,585              5,809
   General and administrative                                   2,405              1,481
   Amortization of intangibles                                    279                279
       Total operating expenses                                17,738             10,765

Income from operations                                          7,395              4,474

Interest and other income, net                                    851                445

Income before provision for income taxes                        8,246              4,919

Provision for income taxes                                      3,051              1,940

Net income                                                $     5,195        $     2,979

Basic earnings per share                                  $      0.14        $      0.09

Diluted earnings per share                                $      0.13        $      0.08

Shares used in basic earnings per share calculations           36,221             34,462

Shares used in diluted earnings per share calculations         39,155             37,825



                    The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

                              LEGATO SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                               Three Months Ended
                                                                                    March 31,
                                                                               1998           1997
Cash flows from operating activities:
     Net income                                                              $   5,195       $  2,979
     Adjustments  to  reconcile  net income to net cash  provided  by  operating activities:
         Net deferred tax asset                                                   (212)          (166)
         Depreciation and amortization                                           1,255            722
         Tax benefit from exercise of stock options                              3,467            503
         Changes in operating assets and liabilities:
              Accounts receivable                                                1,199         (1,466)
              Other current assets                                                 709            961
              Other current liabilities                                            872          1,778

              Net cash provided by operating activities                         12,485          5,311

Cash flows from investing activities:
     Purchase of available-for-sale securities                                  (8,135)        (1,673)
     Maturities and sales of available-for-sale securities                      13,810             --
     Acquisition of property and equipment                                      (1,820)        (2,103)
     Other                                                                         (31)           (46)

              Net cash provided by (used in) investing activities                3,824         (3,822)

Cash flows from financing activities:
     Proceeds from issuance of common stock                                      3,725          1,050
     Other                                                                           5              5

              Net cash provided by financing activities                          3,730          1,055

Net increase in cash and cash equivalents                                       20,039          2,544

Cash and cash equivalents at beginning of period                                34,891         27,770

Cash and cash equivalents at end of period                                   $  54,930       $ 30,314


                    The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

                              LEGATO SYSTEMS, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Note 1.  Basis of Presentation

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position, results of operations and cash flows of Legato Systems, Inc. and its subsidiaries ("Legato" or "the Company"). The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for any future interim periods or for the full fiscal year. The Notes to the Consolidated Financial Statements contained in the 1997 Report on Form 10-K/A should be read in conjunction with these Condensed Consolidated Financial Statements. The balance sheet at December 31, 1997 was derived from audited financial statements; however, it does not include all disclosures required by generally accepted accounting principles.

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

     In   accordance   with  the   disclosure   requirements   of  SFAS  128,  a
reconciliation of the numerator and denominator of basic and diluted earnings per share is provided as follows (in thousands, except per share amounts):

                                                           Three Months Ended
                                                                March 31,
                                                           1998          1997
Numerator - basic and diluted earnings per share

     Net income                                          $   5,195    $   2,979

Denominator - basic earning per share

     Weighted average common shares outstanding             36,221       34,462

     Basic earnings per share                            $    0.14    $    0.09

Denominator - diluted earnings per share

     Weighted average common shares outstanding             36,221       34,462

     Effect of dilutive securities:

         Common stock options                                2,934        3,363

     Weighted average common and common
     equivalent shares                                      39,155       37,825

     Diluted earnings per share                          $    0.13    $    0.08

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


     The table below presents the separate results of operations for Software Moguls, Inc. for the periods prior to the combination. The Company's results of operations include Software Moguls since the transaction (in thousands):


                                                                Three Months Ended
                                                                     March 31,
                                                                1998          1997
Revenues:

     Legato Systems, Inc.                                     $  27,854    $  16,620
     Software Moguls, Inc.                                          560          504
                                                              ---------    ---------

         Total                                                $  28,414    $  17,124
                                                              =========    =========

Net Income (Loss):

     Legato Systems, Inc.                                     $   5,195    $   3,164
     Software Moguls, Inc.                                           --         (185)
                                                              ---------    --------
         Total                                                $   5,195    $   2,979
                                                              =========    =========

Note 5.  Other Matters

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion in this report on Form 10-Q/A contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this item under the heading "Risk Factors" in the Company's 1997 Report on Form 10-K/A, and the risks discussed in the Company's Securities and Exchange Commission filings.

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

     Selected elements of the Company's consolidated financial statements are shown below as a percentage of total revenues.
                                                           Three Months Ended
                                                                March 31,
                                                          1998             1997
     Revenues:
         Product and other                               63.6%             53.1%
         Royalty and license                             16.7              25.7
         Software subscription                           19.7              21.2
              Total revenues                            100.0             100.0
     Cost of revenues:
         Product and other                                5.7               4.5
         Software subscription                            5.8               6.5
              Total cost of revenues                     11.5              11.0
                  Gross profit                           88.5              89.0
     Operating expenses:
         Research and development                        15.7              18.7
         Sales and marketing                             37.3              33.9
         General and administrative                       8.5               8.6
         Amortization of intangibles                      1.0               1.6
              Total operating expenses                   62.5              62.8
     Income from operations                              26.0              26.2
     Interest and other, net                              3.0               2.6
     Income before provision for income taxes            29.0              28.8
     Provision for income taxes                          10.7              11.3
     Net income                                          18.3%             17.5%

REVENUES

     Total revenues for the first quarter of 1998 increased 66 percent over revenues for the comparable period of 1997. The increase was attributable to increased licensing of the Company's products, increased sales of software subscriptions, as well as increased royalty revenue.

     Product and Other Revenues. Product and other revenues were $18.1 million and $9.1 million for the first quarters of 1998 and 1997, respectively, representing an increase of 99 percent. Product revenue increased primarily as a result of the continued acceptance of the Company's products. Other revenues were less than 5 percent of total revenues for the periods presented. The Company recognizes product revenues and license fees upon shipment if a signed contract exists, the fee is fixed and determinable, collection of resulting receivables is probable and product returns are reasonably estimable, except for sales to distributors, which are recognized upon sale by the distributors to their customers. Prior growth rates of the Company's product and other revenues are not indicative of future product and other revenue growth rates and may not be sustainable in the future.

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

     Software Subscription Revenues. Software subscription revenues were $5.6 million and $3.6 million for the first quarters of 1998 and 1997, respectively, representing an increase of 54 percent. This growth was primarily due to the increase in the number of registered customers for the Company's products electing to subscribe to maintenance and support contracts, an increase in the renewal of software subscriptions after the initial one-year term and an increase in internal staffing for software subscription sales. Software subscription fees for ongoing customer support and product updates are collected in advance and are recognized ratably over the period of the contract. Prior growth rates of the Company's software subscription revenues are not indicative of future software subscription revenue growth rates and may not be sustainable in the future.

     International product sales were $7.7 million and $3.9 million for the first quarters of 1998 and 1997, respectively. International product sales accounted for 43 percent of total product and other revenues in the first quarters of 1998 and 1997. The increase in international sales in absolute dollars was primarily attributable to an increase in the market acceptance of the Company's products overseas, an increase in the number of international sales offices, and an increase in the number of international distributors and resellers marketing the Company's products. The majority of international sales during these periods were made in Europe and Canada. The Company continues to expand its international operations, which requires significant management attention and financial resources and could materially adversely affect the Company's operating results. To the extent that the Company is unable to effect these additions in a timely manner, the Company's growth, if any, in international sales will be limited, and the Company's business, operating results and financial condition could be materially adversely affected.

GROSS PROFIT

     Gross profit was $25.1 million or 88.5 percent of total revenues and $15.2 million or 89.0 percent of total revenues for the first quarters of 1998 and 1997, respectively. The increase in total gross profit in absolute dollars was primarily attributable to the higher levels of revenues from all sources.

     Gross profit from product and other revenues increased 97.3 percent to $16.4 million in the first quarter of 1998 from $8.3 million in the comparable period in 1997. Gross profit as a percentage of product and other revenues was
91.0 percent and 91.6 percent in the first quarters of 1998 and 1997, respectively. Gross profit from product and other revenues consists of product and other revenues less the related cost, which consists primarily of product media, documentation and packaging costs and the costs of providing certain training and consulting. The decrease in gross profit from product and other revenues as a percentage of product and other revenues was primarily due to increases in training and consulting costs.

     Gross profit from software subscription revenues increased 57.6 percent to $3.9 million in the first quarter of 1998 from $2.5 million in the first quarter of 1997. Gross profit as a percentage of software subscription revenues was 70.5 percent and 69.1 percent in the first quarters of 1998 and 1997, respectively. Costs of software subscription revenues consist primarily of personnel-related costs incurred in providing telephone support and the costs of providing software updates.

OPERATING EXPENSES

     Research and Development. Research and development expenses increased 39.8 percent to $4.5 million in the first quarter of 1998 from $3.2 million in the first quarter of 1997. The increase in research and development expenses primarily reflects increased staffing and associated support for engineers necessary to expand and enhance the Company's product line. As a percentage of total revenues, research and development decreased to 15.7 percent in the first quarter of 1998 from 18.7 percent in the first quarter of 1997, primarily as a result of research and development expenses increasing less than the rate of increase in total revenues. The Company believes that research and development expenses will increase in absolute dollars as it continues to invest in developing new products, applications, and product enhancements.

     Sales and Marketing. Sales and marketing expenses were $10.6 million and $5.8 million in the first quarter of 1998 and 1997, respectively. As a percentage of total revenues, sales and marketing expenses increased to 37.3 percent in the first quarter of 1998 from 33.9 percent in the comparable 1997 period, primarily attributable to the growth of the Company's sales force and associated support personnel, increased marketing and promotional activities and increased commission expenses. The Company believes that sales and marketing expenses will increase in absolute dollars as the Company continues to expand its sales and marketing staff.

     General and Administrative. General and administrative expenses were $2.4 million and $1.5 million in the first quarter of 1998 and 1997, respectively. As a percentage of total revenues, general and administrative expenses decreased to
8.5 percent in the first quarter of 1998 from 8.6 percent in the comparable 1997 period. The increase in dollar amounts were primarily attributed to increased staffing and related costs required to manage and support the Company's expansion. The Company expects that general and administrative expenses will increase in absolute dollars from the first quarter of 1998 level as the Company expands its staffing and other support operations.

     Amortization of Intangibles. Amortization of intangibles was $279,000 in the first quarter of both 1998 and 1997. The related intangibles were recorded following an acquisition in the first quarter of 1996. The Company is amortizing these intangibles on a straight-line basis over five years.

     Interest and Other Income, Net. Interest and other income, net, were $851,000 and $445,000 in the first quarter of 1998 and 1997, respectively. Interest and other income primarily represent interest income from funds available for investment. The increase in interest income relates primarily to interest earned from the increased cash provided by the Company's operations.

     Provision for Income Taxes. The provision for income taxes for the first quarter of 1998 was $3.1 million, compared to $1.9 million for the first quarter of 1997. The effective tax rates for the first quarter of 1998 and 1997 were 37 percent and 39 percent, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash, cash equivalents and investments totaled $86.4 million at March 31, 1998 and represented 67 percent of total assets. Cash and cash equivalents are highly liquid investments with original maturities of ninety days or less. Investments consist mainly of short-term and long-term municipal securities. At March 31, 1998, the Company had no long-term debt and stockholders' equity was $105.7 million.

     Cash  generated  from  operations  and  sales  of  common  stock  has  been sufficient to finance the Company's operations to date. Cash and cash equivalents increased $20.0 million during the first three months of 1998. Net cash provided by operating activities of $12.5 million was derived primarily from net income of $5.2 million, changes in operating assets and liabilities of $2.8 million and $3.5 million related to the tax benefit from the exercise of stock options. Cash provided by investing activities of $3.8 million primarily reflected the maturities and sales of available-for-sale securities, net of purchases of available-for-sale securities, of $5.7 million, offset by the acquisition of property and equipment of $1.8 million. Cash from financing activities of $3.7 million reflects proceeds received from the issuance of common stock under the Company's stock plans.

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

LEGATO SYSTEMS, INC.




Date:  November 18, 1998      /S/ Stephen C. Wise

                              Stephen C. Wise
                              V.P. of Finance and Chief Financial Officer

                              (Duly authorized officer and principal financial and accounting officer)