Form 10-Q/A
period 1998-06-30
LEGATO SYSTEMS INC
filed 1998-11-20
CIK 859360

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No



The number of shares outstanding of the registrant's common stock as of July 31, 1998 was 37,080,726.

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

PART I:      Condensed Financial Information

Item 1:       Financial Statements

                              LEGATO SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                           June 30,        December 31,
                                                             1998              1997
                                                          (unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                              $    55,252        $  34,891
   Short-term investments                                      28,181           28,147
   Accounts receivable, net                                    26,025           21,426
   Other current assets                                         4,030            4,365
   Deferred tax asset                                           2,580            2,702
                                                          -----------      -----------

     Total current assets                                     116,068           91,531

Long-term investments                                          10,471            8,953
Property and equipment, net                                    12,416           10,514
Intangible assets, net                                          2,837            3,431
Other assets                                                      526              362
                                                          -----------      -----------

       Total assets                                       $   142,318        $ 114,791
                                                          ===========      ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued liabilities               $    12,509        $   8,223
   Deferred revenues                                           15,859           12,491
                                                          -----------      -----------

     Total current liabilities                                 28,368           20,714

Deferred tax liability                                            610              768

Stockholders' equity:
   Capital stock                                               75,758           66,327
   Retained earnings                                           37,582           26,982
                                                          -----------      -----------

     Total stockholders' equity                               113,340           93,309
                                                          -----------      -----------

       Total liabilities and stockholders' equity         $   142,318        $ 114,791
                                                          ===========      ===========


          The  accompanying   notes  are  an  integral  part  of  the  Condensed
Consolidated Financial Statements.

                              LEGATO SYSTEMS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                      (in thousands, except per share data)


                                                   Three Months Ended                Six Months Ended
                                                        June 30,                         June 30,
                                                  1998           1997              1998            1997
                                               -----------    -----------       ----------      ----------
Revenues:
   Product licenses                            $    25,824    $    14,790       $  48,105      $    28,157
   Service and support                               6,908          3,898          13,042            7,655
                                               -----------    -----------       ----------     -----------

       Total revenues                               32,732         18,688          61,147           35,812

Cost of revenues:
   Product licenses                                  1,009            698            1,763           1,165
   Service and support                               3,161          1,433            5,688           2,851
                                               -----------    -----------       ----------     -----------

       Total cost of revenues                        4,170          2,131            7,451           4,016
                                               -----------    -----------       ----------     -----------

Gross profit                                        28,562         16,557           53,696          31,796

Operating expenses:
   Research and development                          5,081          3,568            9,550           6,764
   Sales and marketing                              12,853          6,869           23,438          12,678
   General and administrative                        2,546          1,480            4,951           2,961
   Amortization of intangibles                         280            280              559             559
                                               -----------    -----------       ----------     -----------

       Total operating expenses                     20,760         12,197           38,498          22,962
                                               -----------    -----------       ----------     -----------

Income from operations                               7,802          4,360           15,198           8,834

Interest and other income, net                       1,013            505            1,864             950
                                                 ---------    -----------       ----------        --------

Income before provision for income taxes             8,815          4,865           17,062           9,784

Provision for income taxes                           3,411          1,919            6,462           3,859
                                               -----------    -----------       ----------     -----------

Net income                                     $     5,404    $     2,946       $   10,600     $     5,925
                                               ===========    ===========       ==========     ===========

Basic earnings per share                       $      0.15    $      0.08       $     0.29     $      0.17
                                               ===========    ===========       ==========     ===========

Diluted earnings per share                     $      0.14    $      0.08       $     0.27     $      0.16
                                               ===========    ===========       ==========     ===========

Shares used in basic earnings
   per share calculation                            36,716         34,911           36,468          34,687
                                               ===========    ===========       ==========     ===========

Shares used in diluted earnings
   per share calculation                            39,698         37,431           39,444          37,620
                                               ===========    ===========       ==========     ===========

          The  accompanying   notes  are  an  integral  part  of  the  Condensed
Consolidated Financial Statements.

                              LEGATO SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                                Six Months Ended
                                                                                     June 30,
                                                                               1998           1997
Cash flows from operating activities:
     Net income                                                              $  10,600       $  5,925
     Adjustments  to  reconcile  net income to net cash  provided  by  operating activities:
         Net deferred tax asset                                                    (36)          (316)
         Depreciation and amortization                                           2,626          1,616
         Tax benefit from exercise of stock options                              4,739            797
     Changes in operating assets and liabilities:
         Accounts receivable                                                    (4,599)        (4,906)
         Other current assets                                                      335            233
         Current liabilities                                                     7,653          1,581
                                                                           -----------    -----------

              Net cash provided by operating activities                         21,318          4,930
                                                                           -----------    -----------

Cash flows from investing activities:
     Purchase of  available-for-sale securities                                (30,944)       (13,958)
     Proceeds from maturity and sale of available-
       for-sale securities                                                      29,398         13,852
     Acquisition of property and equipment                                      (3,968)        (3,550)
     Other                                                                        (129)           (96)
                                                                           -----------    -----------

              Net cash used in investing activities                             (5,643)        (3,752)
                                                                           -----------    -----------

Cash flows from financing activities:
     Proceeds from issuance of common stock                                      4,676          1,641
     Other                                                                          10              9
                                                                           -----------    -----------

              Net cash provided by financing activities                          4,686          1,650
                                                                           -----------    -----------

Net increase in cash and cash equivalents                                       20,361          2,828

Cash and cash equivalents at beginning of period                                34,891         27,770
                                                                           -----------     ----------

Cash and cash equivalents at end of period                                 $    55,252     $   30,598
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

     In   accordance   with  the   disclosure   requirements   of  SFAS  128,  a
reconciliation of the numerator and denominator of basic and diluted earnings per share is provided as follows (in thousands, except per share amounts):

                                                                Three Months Ended           Six Months Ended
                                                                     June 30,                    June 30,
                                                              ----------------------      ---------------
                                                                1998          1997           1998         1997
                                                              ---------    ---------      ---------     ------
Numerator - basic and diluted earnings per share

     Net income                                               $   5,404    $   2,946      $  10,600     $  5,925
                                                              =========    =========      =========     ========

Denominator - basic earning per share

     Weighted average common shares outstanding                  36,716       34,911         36,468       34,687
                                                              ---------    ---------      ---------     --------

     Basic earnings per share                                 $    0.15    $    0.08      $    0.29     $   0.17
                                                              =========    =========      =========     ========

Denominator - diluted earnings per share

     Weighted average common shares outstanding                  36,716       34,911        36,468        34,687

     Effect of dilutive securities:

         Common stock options                                     2,982        2,520          2,976        2,933
                                                              ---------    ---------      ---------     --------

     Weighted average common and common
     equivalent shares                                           39,698       37,431         39,444       37,620
                                                              =========    =========      =========     ========

     Diluted earnings per share                               $    0.14    $    0.08      $    0.27     $   0.16
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


     The table below presents the separate results of operations for Software Moguls, Inc. for the periods prior to the combination. The Company's results of operations include Software Moguls since the transaction (in thousands):


                                                                Three Months Ended           Six Months Ended
                                                                     June 30,                     June 30,
                                                                1998          1997           1998         1997
Revenues:

     Legato Systems, Inc.                                     $  32,347    $  18,150      $  60,201     $ 34,770
     Software Moguls, Inc.                                          385          538            946        1,042
                                                              ---------    ---------      ---------     --------

         Total                                                $  32,732    $  18,688      $  61,147     $ 35,812
                                                              =========    =========      =========     ========

Net Income (Loss):

     Legato Systems, Inc.                                     $   5,807    $   3,132      $  11,003     $  6,296
     Software Moguls, Inc.                                         (403)        (186)          (403)        (371)
                                                              ---------    ---------      ---------     --------

         Total                                                $   5,404    $   2,946      $  10,600     $  5,925
                                                              =========    =========      =========     ========

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

     Selected elements of the Company's consolidated financial statements are shown below as a percentage of total revenues.

                                                  Three Months Ended                  Six Months Ended
                                                       June 30,                           June 30,
                                                  1998         1997                  1998         1997
                                               -----------  -----------           -----------  -----------
Revenues:
   Product licenses                                  78.9%         79.1%                78.7%         78.6%
   Service and support                               21.1          20.9                 21.3          21.4
                                               ----------   -----------           ----------   -----------
       Total revenues                               100.0         100.0                100.0         100.0
Cost of revenues:
   Product licenses                                   3.1           3.7                  2.9           3.3
   Service and support                                9.7           7.7                  9.3           8.0
                                               ----------   -----------           ----------   -----------
       Total cost of revenues                        12.8          11.4                 12.2          11.3
                                               ----------   -----------           ----------   -----------
Gross profit                                         87.2          88.6                 87.8          88.7
Operating expenses:
   Research and development                          15.5          19.1                 15.6          18.9
   Sales and marketing                               39.3          36.8                 38.3          35.4
   General and administrative                         7.8           7.9                  8.1           8.3
   Amortization of intangibles                        0.9           1.5                  0.9           1.6
                                               ----------   -----------           ----------   -----------
       Total operating expenses                      63.5          65.3                 62.9          64.2
                                               ----------   -----------           ----------   -----------
Income from operations                               23.7          23.3                 24.9          24.5
Interest and other income, net                        3.1           2.7                  3.0           2.7
                                               ----------     ---------           ----------   -----------
Income before provision for income taxes             26.8          26.0                 27.9          27.2
Provision for income taxes                           10.4          10.3                 10.6          10.8
                                               ----------   -----------           ----------   -----------
Net income                                           16.4%         15.8%                17.3%         16.4%
                                               ==========   ===========           ==========   ===========

REVENUES

     Revenues for the second quarter of 1998 increased 75.1 percent over revenues for the comparable period of 1997, and revenues for the first half of 1998 grew 70.7 percent from the comparable period of 1997. These increases were attributable to increased licensing of the Company's products, increased sales of services and support, as well as increased royalty revenue.

     Product License Revenues. Product license revenues were $25.8 million and $14.8 million for the second quarters of 1998 and 1997, respectively, representing an increase of 74.6 percent. For the first half of 1998 and 1997, product license revenues were $48.1 million and $28.2 million, respectively, representing an increase of 70.8 percent. Product license revenue increased primarily as a result of the continued market acceptance of the Company's products. The Company recognizes product license revenues upon shipment if a signed contract exists, the fee is fixed and determinable, collection of resulting receivables is probable and product returns are reasonably estimable, except for sales to distributors, which are recognized upon sale by the distributors to end-users. Product license revenues also include royalty payments received from product sales by OEMs and are recognized upon receipt of quarterly royalty reports from OEMs related to their product sales for the previous quarter. Prior growth rates of the Company's product license revenues are not indicative of future product license revenue growth rates and may not be sustainable in the future.

     Service and Support Revenues. Software service and support revenues were $6.9 million and $3.9 million for the second quarters of 1998 and 1997, respectively, representing an increase of 77.2 percent. For the first half of 1998 and 1997, software service and support revenues were $13.0 million and $7.7 million, respectively, representing an increase on 70.4 percent. This growth was primarily due to the increase in the number of registered customers for the Company's products electing to subscribe to support contracts, an increase in the renewal of software support after the initial one-year term, an increase in internal staffing for software support sales and increases in demand for education and consulting services offered by the Company. Software support fees for ongoing customer support and product updates are collected in advance and are recognized ratably over the period of the contract. Revenues from education and consulting services are recognized when such services are performed by the Company. Prior growth rates of the Company's software service and support revenues are not indicative of future software service and support revenue growth rates and may not be sustainable in the future.


     International product license revenues were $8.4 million and $4.8 million for the second quarters of 1998 and 1997, respectively, representing an increase of 95.6 percent. International product license revenues accounted for 39.8 percent and 32.8 percent of total product license revenues in the second quarters of 1998 and 1997, respectively. For the first half of 1998 and 1997, international product license revenues were $17.3 million and $9.4 million, respectively, representing an increase of 84.5 percent. International product license revenues accounted for 36.0 percent and 33.3 percent of total product license revenues in the first six months of 1998 and 1997, respectively. The increase in international license revenues was primarily attributable to an increase in the market acceptance of the Company's products overseas, an increase in the number of international sales offices, and an increase in the number of international distributors and resellers marketing the Company's products. The majority of international sales during these periods were made in Europe and Canada. The Company continues to expand its international operations, which requires significant management attention and financial resources and could materially adversely affect the Company's operating results. To the extent that the Company is unable to effect these expansions in a timely manner, the Company's growth, if any, in international sales will be limited, and the Company's business, operating results and financial condition could be materially adversely affected.


GROSS PROFIT


     Gross profit was $28.6 million, or 87.2 percent of total revenues, and $16.6 million, or 88.6 percent of total revenues, for the second quarters of 1998 and 1997, respectively. Gross profit was $53.7 million, or 87.8 percent of total revenues, and $31.8 million, or 88.7 of total revenues, for the first six months of 1998 and 1997, respectively. The increase in total gross profit in absolute dollars was primarily attributable to the higher levels of revenues from all sources.


     Gross profit from product license revenues increased 76.1 percent to $24.8 million in the second quarter of 1998 from $14.1 million in the comparable period in 1997. For the first half of 1998, gross profit from product license revenues increased 71.7 percent to $46.3 million from $27.0 million in the comparable period in 1997. Gross profit as a percentage of product license revenues was 96.1 percent and 95.3 percent in the second quarters of 1998 and 1997, respectively, and 96.3 percent and 95.9 percent in the first six months of 1998 and 1997, respectively. Gross profit from product license revenues consists of product license revenues less the related cost, which consists primarily of product media and documentation and packaging. The increase in gross profit from product license revenues as a percentage of product license revenues was primarily due to leveraging the costs of product licenses over a larger revenue base.


     Gross profit from software service and support revenues increased 52.0 percent to $3.7 million in the second quarter of 1998 from $2.5 million in the second quarter of 1997. Gross profit as a percentage of software service and support revenues was 54.2 percent and 63.2 percent in the second quarters of 1998 and 1997, respectively. Gross profit from software service and support revenue increased 53.1 percent to $7.4 million in the first six months of 1998 from $4.8 million for the corresponding period in 1997. Gross profit as a percentage of software service and support revenues was 56.4 percent and 62.8 percent in the first six months of 1998 and 1997, respectively. The decrease in gross profit as a percentage of software service and support revenues was primarily attributed to the Company's continued investment in developing new services and support offerings, additional costs associated with supporting a larger installed base of products, as well as additional costs to provide higher support levels to customers. Costs of software service and support revenues consist primarily of personnel-related costs incurred in providing telephone support, consulting services, and training to customers, costs of providing software updates and costs of education and consulting materials.


OPERATING EXPENSES

     Research and Development. Research and development expenses increased 42.4 percent to $5.1 million in the second quarter of 1998 from $3.6 million in the second quarter of 1997. Research and development expenses increased 41.2 percent to $9.6 million in the first six months of 1998, compared to $6.8 million for the first six months in 1997. The increase in research and development expenses primarily reflects increased staffing and associated support for engineers necessary to expand and enhance the Company's product line. As a percentage of total revenues, research and development expenses decreased to 15.5 percent in the second quarter of 1998 from 19.1 percent in the second quarter 1997 and decreased to 15.6 percent in the first six months of 1998 from 18.9 percent for the corresponding period in 1997, primarily as a result of research and development expenses increasing less than the rate of increase in total revenues. The Company believes that research and development expenses will continue to increase in absolute dollars as it continues to invest in developing new products, applications, and product enhancements.


     Sales and Marketing. Sales and marketing expenses were $12.9 million and $6.9 million in the second quarter of 1998 and 1997, respectively. Sales and marketing expenses were $23.4 million and $12.7 million in the first six months of 1998 and 1997, respectively. As a percentage of total revenues, sales and marketing expenses increased to 39.3 percent in the second quarter of 1998 from
36.8 percent in the comparable 1997 period and increased to 38.3 percent in the first six months of 1998 from 35.4 percent in the comparable 1997 period. The increases were primarily attributable to the growth of the Company's sales force and associated support personnel, increased marketing and promotional activities and increased commission expenses. The Company believes that sales and marketing expenses will increase in absolute dollars as the Company continues to expand its sales and marketing staff.

     General and Administrative. General and administrative expenses were $2.5 million and $1.5 million in the second quarter of 1998 and 1997, respectively. General and administrative expenses were $5.0 million and $3.0 million for the first six months of 1998 and 1997, respectively. As a percentage of total revenues, general and administrative expenses decreased to 7.8 percent in the second quarter of 1998 from 7.9 percent in the comparable 1997 period and decreased to 8.1 percent for the first six months in 1998 from 8.3 percent in the comparable 1997 period. The decreases, as a percentage of total revenues, were primarily attributed to leveraging general and administrative expenses over a larger revenue base. The Company expects that general and administrative expenses will increase in absolute dollars from the second quarter of 1998 level as the Company expands its staffing and other support operations.

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

     Interest and Other Income, Net. Interest and other income, net, was $1.0 million and $505,000 in the second quarter of 1998 and 1997, respectively. Interest and other income, net, was $1.9 million and $950,000 in the first half of 1998 and 1997, respectively. Interest and other income, net, primarily represent interest income from funds available for investment. The increase in interest income relates primarily to interest earned from the increased cash provided by the Company's operations.

     Provision for Income Taxes. The provision for income taxes for the second quarter of 1998 was $3.4 million, compared to $1.9 million for the first quarter of 1997. The provision for income taxes for the first six month of 1998 and 1997 were $6.5 million and $3.9 million, respectively. The effective tax rate for the second quarters of 1998 and 1997 was 39 percent, respectively. The effective tax rates for the first six months of 1998 and 1997 were 38 percent and 39 percent, respectively.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash, cash equivalents and investments totaled $93.9 million at June 30, 1998 and represented 66 percent of total assets. Cash equivalents are highly liquid investments with original maturities of ninety days or less. Investments consist mainly of short-term and long-term municipal securities. At June 30, 1998, the Company had no long-term debt and stockholders' equity was $113.3 million.

     Cash  generated  from  operations  and  sales  of  common  stock  has  been sufficient to finance the Company's operations to date. Cash and cash equivalents increased $20.4 million during the first six months of 1998. Net cash provided by operating activities of $21.3 million was derived primarily from net income of $10.6 million, changes in operating assets and liabilities of $3.4 million and $4.7 million related to the tax benefit from the exercise of stock options. Cash used in investing activities of $5.6 million primarily reflected the purchases of available-for-sale securities, net of, maturities and sales of available-for-sale securities, of $1.5 million and the acquisition of property and equipment of $4.0 million. Cash from financing activities of $4.7 million reflects proceeds received from the issuance of common stock under the Company's stock plans.


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