Form 10-K
period 1998-12-31
LEGATO SYSTEMS INC
filed 1999-02-10
CIK 859360

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                               ----------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended December 31, 1998

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from       to      .

                        Commission File Number: 0-26130

                               ----------------

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

                        Preferred Share Purchase Rights
                        Common Stock, $.0001 par value
                             (Title of each class)

                               ----------------

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the voting stock held by non-affiliates of the registrant as of January 22, 1999 was approximately $2,149,795,153. Shares of Common Stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

   The number of shares outstanding of the registrant's common stock as of January 22, 1999 was 37,661,841.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Part III--Portions of the registrant's definitive Proxy Statement to be issued in conjunction with the registrant's Annual Meeting of Stockholders to be held on May 20, 1999.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              LEGATO SYSTEMS, INC.

                            FORM 10-K ANNUAL REPORT

                           FOR THE FISCAL YEAR ENDED
                               DECEMBER 31, 1998

                               Table of Contents

 PART I

 Item 1.  Business.......................................................     3

 Item 2.  Properties.....................................................    24

 Item 3.  Legal Proceedings..............................................    24

 Item 4.  Submission of Matters to a Vote of Security Holders............    24

 Item 4a. Executive Officers of the Registrant...........................    24

 PART II

 Item 5.  Market for Registrant's Common Equity and Related Stockholder
          Matters........................................................    26

 Item 6.  Selected Consolidated Financial Data...........................    27

 Item 7.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations..........................................    28

 Item 8.  Consolidated Financial Statements and Supplementary Data.......    36

 Item 9.  Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure...........................................    36

 PART III

 Item 10. Directors and Executive Officers of the Registrant.............    57

 Item 11. Executive Compensation.........................................    57

 Item 12. Security Ownership of Certain Beneficial Owners and
          Management.....................................................    57

 Item 13. Certain Relationships and Related Transactions.................    57

 PART IV

 Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-
          K..............................................................    58

 Signatures...............................................................   62

                                    PART I

ITEM 1. BUSINESS

   The discussion in this report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements on our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof. We assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those indicated in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to fluctuations in quarterly operating results, uncertainty in future operating results, product concentration, competition, and other risks discussed in this item under the heading "Risk Factors" and the risks discussed in our other Securities and Exchange Commission filings.

   Legato Systems, Inc. was incorporated in Delaware in September 1988. We develop, market and support network storage management software products for heterogeneous client/server computing environments and large scale enterprises. We believe we are currently a technology leader in the network storage management software market because of the scalability, heterogeneity, performance, ease of use and central administration of our software products. Our NetWorker family of products supports many storage management server platforms and accommodates a variety of clients, servers, applications, databases and storage devices. Our long term strategy is to create an integrated set of solutions centered around storage management that enhance and simplify network computing as a whole.

   We utilize multiple distribution channels, including direct sales, resellers and original equipment manufacturers ("OEMs"), as a part of our strategy to achieve comprehensive coverage in the market. We license our source code to leading computer system and software suppliers, including:

  . Amdahl;

  . Banyan;

  . Compaq (Digital);

  . Compaq (Tandem);

  . Data General;

  . NEC;

  . Siemens Nixdorf;

  . Silicon Graphics; and

  . Sun Microsystems.

These leading computer system and software suppliers port the products to their proprietary platforms, sell the products through their direct and indirect distribution channels and provide primary support for the products after installation. These relationships enable us to reach a broad customer base, while reducing development, support and product costs. We have also established strategic partnerships with Hewlett-Packard, Netscape and Oracle.

Background

   Our NetWorker software has been designed to address the emerging requirements of storage management in client/server computing environments. NetWorker employs a client/server architecture in which a server centralizes storage management services for a wide variety of clients, including servers and desktop computers.

NetWorker provides a cost-effective storage management solution that scales to support large networks, supports heterogeneous client/server computing environments, accomplishes storage management tasks within stringent time constraints, reduces the cost of network administration and employs an easy-to-use graphical user interface. The core elements of the our solution include:

  . Scalability;

  . Heterogeneity;

  . Performance;

  . Ease of use; and

  . Central Administration.

   Scalability. Our storage management architecture, also referred to as Enterprise Storage Management Architecture ("ESMA"), is designed to be scalable so that it can grow with an expanding network and accommodate a wide range of storage management needs. Our storage server family can be configured or expanded to meet the storage requirement needs of a changing and dynamic network. Our architecture is modular, so that clients, servers and storage devices can be upgraded or added without requiring redesign of the entire system. An existing server can be quickly upgraded to a more powerful server with minimal modification. Furthermore, our architecture can adapt to growing networks with its ability to easily add clients to a given storage management server. For example, a single NetWorker storage management server has been employed to manage data located on hundreds of clients ranging from desktop computers to large file servers.

   Heterogeneity. Our storage management solutions are designed to support a wide range of servers, clients, applications, databases and storage devices. Servers, clients, applications, databases and storage devices supported by our BusinesSuite products include:

  . DB2;

  . Informix;

  . Lotus Notes;

  . Microsoft Exchange;

  . Microsoft SQL;

  . Oracle;

  . SAP R/3; and

  . Sybase.

   Our family of storage management server products operates on the following platforms:

  . NetWare;

  . Windows NT;

  . UNIX systems (AIX, DEC, Dynix/ptx, HP-UX, Irix and Solaris); and

  . UNIX systems and Windows NT offered by our OEMs.

   Server and desktop computer clients supported include:

  . DOS;

  . Macintosh;

  . NetWare;

  . OS/2;

  . UNIX;

  . Vines;

  . Windows; and

  . Windows NT.

Storage devices supported include most popular tape drives, and optical and tape robotic storage devices. All NetWorker server platforms inter-operate with all supported clients. As a result, customers can mix and match clients and servers as necessary to meet their specific requirements. In addition, NetWorker's interoperability enables the flexibility to change storage management server platforms, without disrupting any client systems.

   Performance. Organizations usually need to accomplish storage management functions (which tend to consume network bandwidth as large amounts of data are transferred over the network) during a network's off-peak hours. Our NetWorker storage management server can process data from many clients in parallel, allowing high volumes of network data to be managed within stringent time constraints. NetWorker is designed to take advantage of improvements in the physical environment to deliver higher performance. As networks employ higher-speed computers, faster and increased capacity storage devices and higher bandwidth networking technologies, NetWorker can exploit these capabilities to move data quickly.

   Ease of Use. Our storage management solutions have been designed to be easy to use for both network administrators and end users. Our architecture permits a network administrator to perform the storage management function for the entire network either from the storage server or a client. The network administrator can access our products through a number of graphical user interfaces, including Windows, Windows NT and Motif. Network administrators can also automate their storage operations by adding robotic storage libraries, further reducing the need for human intervention. Finally, our architecture supports a simple user interface that permits end users to access or recover copies of their files without the need for intervention by the network administrator.

   Central Administration. Our Global Enterprise Management Systems ("G.E.M.S.") product allows information system organizations the ability to globally manage hundreds and even thousands of NetWorker storage servers. G.E.M.S. provides services such as policy management, software distribution, universal licensing and advanced media management and can be integrated with management frameworks including CA Unicenter, HP Openview, Sun Enterprise Manager and Tivoli TME.

   Our acquisition of Software Moguls, Inc, a developer of advanced backup-retrieval products for Window NT and UNIX environments, in 1998, and our pending acquisitions of Qualix Group, Inc. (dba FullTime Software, Inc.), a developer of distributed, enterprise-wide, cross-platform, adaptive computing solutions, and Intelliguard Software, Inc., a developer of standards-based storage management solutions for storage area networks, are intended to enable us to continue to provide customers with storage management technologies to protect their data with ease and confidence. The research and development resources and product lines from the acquisition of Software Moguls, Inc., and pending acquisitions of FullTime Software, Inc. and Intelliguard Software, Inc., potentially provides us with opportunities to enhance the core elements of our enterprise storage management solution. (See Risk Factors also.)

Architecture

   The most basic function of a storage management system is data protection. The process of data protection involves making backup copies of data stored on hard disks onto low-cost, high capacity removable media such as tapes and optical disks.

   Our architecture provides reliable data protection services. Data may be managed according to the application that produces it. For example, a relational database may be frequently updated. To back up this kind of database efficiently, it is necessary to understand how the database is constructed, so that a consistent copy of the database can be made while it is undergoing change and while the database is "on-line." Our architecture can accommodate the data produced by different applications because of its Application Specific Module ("ASM") technology. Each ASM can be tailored to the specific storage management needs of a particular kind of application data, and all ASMs are implemented using a modular architecture designed to permit new ASMs to be easily integrated into our storage offerings.

   Once data is read from the client's hard disk, it is transmitted to the storage management software that resides on the storage server using industry-standard communications protocols such as TCP/IP and SPX/IPX. A high-performance, integrated database is fundamental to the storage management server engine. This database has two roles: to keep track of where the storage management server has stored the data, and to keep track of what data is stored. Our architecture makes it possible for clients to query the database as to what data is under management and for clients to access this data themselves. This enables novice users to directly access the system, thereby reducing the burden on network administrators.

   One of the most critical ways our architecture achieves its ability to accommodate an increasing number of clients while retaining high performance is by implementing parallel data transfers from the clients to the storage management server in the same way that adding more tellers to serve customers allows a bank to process more transactions in the same amount of time. When an additional client's data is managed, it may be scheduled for processing by the storage management server at the same time as the data from other clients. Thus, one slow client need not slow down the entire storage management process. Our architecture achieves this parallelism by writing multiple client data streams to the tape simultaneously. This allows the full bandwidth of the tape drive to be used as the data from many clients can be delivered to the tape drive in the same amount of time as the data from one client. As a result, one high-capacity tape drive can be shared effectively by more than one client on the network, and therefore, it may not be necessary to purchase several tape drives to accomplish data protection in the required amount of time.

   An increasingly important function of the architecture to some end users is to facilitate the management of data according to its criticality. As an example, a set of quarterly reports may be grouped together and filed away. This data may not need to be accessed on a regular basis, but may need to be retrievable for a period of years because of certain regulatory requirements. This class of data is termed "archive" data, because it may be filed away for future reference and need not be kept on-line. When archived data is needed, it must be explicitly retrieved, typically from offsite storage. It is also possible to archive data in such a way that it appears to be on-line, when it in reality is stored elsewhere. This process is referred to as "hierarchical storage management." The indexing technology embedded within our storage products is designed to support the management of protected, archived, and hierarchically managed data.

   To reduce the burden on expensive administrative staff, our architecture allows the storage management server to be managed remotely, from an easy-to-use, graphical user interface familiar to the administrator. The use of a common administrative protocol developed by us greatly facilitates the development of diverse user interfaces that support remote administration. Our family of storage management products can also automate a wide range of storage management functions and can employ robotic storage devices to remove the need for human intervention to retrieve a particular piece of removable storage media.

Products

   Our family of storage management server software--NetWorker--provides network storage management services for a wide variety of platforms. NetWorker consists of two basic components: a client module that accesses the data being managed, and a server module that performs the protection, management and control of network data. Typically, the server module is selected to run on the platform most familiar to the administrative staff in an organization; the client modules are selected according to the type of computers installed on the network. Our server software is available for NetWare, Windows NT and several UNIX platforms, including Compaq (Digital), HP, IBM, Silicon Graphics and Sun versions of UNIX. A number of applications and enhancements options are available for the storage server.

   The base NetWorker server product provides data protection services for clients and includes client software for the same platform as the NetWorker server, as well as support for a set of popular non-robotic storage devices. In multiple platform environments, client software for dissimilar platforms must be purchased. The following client packages are currently available:

  . ClientPak for UNIX, which supports a diverse set of UNIX clients;

  . ClientPak for PC Desktops, which supports OS/2, Windows 95, Windows 98 and Windows NT;

  . ClientPak for Windows NT, which supports Window NT workstation and
    Windows NT Server;

  . ClientPak for MPE/iX, which supports HP3000 MPE/iX systems;

  . ClientPak for NetWare, which supports NetWare; and

  . ClientPak for Macintosh, which supports MacOS.

   The base NetWorker server product for Windows NT, UNIX and NetWare is also available through the following offerings, which support a variety of Networker options:

  . Workgroup Edition--a storage management solution for small networks in corporate environments. Workgroup Edition provides support for up to four client connections and two storage devices;

  . Network Edition--an enterprise-strength storage management solution for distributed networks. Network Edition supports up to ten clients, as well as options that add client connections, expand client platform coverage, and deliver advanced data management services; and

  . Power Edition--a storage management solution for customers with very large servers, clusters, or the requirement to drive high-speed devices. Power Edition features enhanced architecture to increase throughput while minimizing use of system resources and supports all standard Networker options.

   NetWorker for UNIX is licensed by the number of clients to be supported and has the following storage management server options available:

  . Archive--the ability to archive data;

  . Autochanger--the ability to employ tape and optical jukeboxes of varying capacities;

  . BusinesSuite--the ability to utilize a family of add-on modules tailored for databases and business applications;

  . Client Connections--the ability to increase the number of clients of the storage management server beyond the ten supported by the base product;

  . High Speed Device Support--the ability to utilize high speed devices;

  . Silo Support--the ability to leverage mainframe-class storage silos;

  . SNMP Modules--the ability to integrate with leading system management offerings; and

  . Storage Nodes--the ability to perform very high-speed backup locally which is managed centrally.

   NetWorker for Windows NT is Microsoft BackOffice certified and licensed by the number of clients to be supported and it has the following storage management server options available:

  . Archive--the ability to archive data;

  . Autochanger--the ability to employ tape and optical jukeboxes of varying capacities;

  . BusinesSuite--the ability to utilize a family of add-on modules tailored for databases and business applications such as SQL Server and Exchange Server;

  . Client Connections--the ability to increase the number of clients of the storage management server beyond the ten supported by the base product;

  . Open File Manager--the ability to protect open files;

  . Silo Support--the ability to leverage mainframe-class storage silos;

  . SNMP Module--the ability to integrate with leading system management offerings; and

  . Storage Nodes--the ability to perform very high-speed backup locally which is managed centrally.

   NetWorker for NetWare is licensed by the number of clients to be supported and has the following storage management server options available:

  . Archive--the ability to archive data;

  . Autochanger--the ability to employ tape and optical jukeboxes of varying capacities; and

  . Client Connections--the ability to increase the number of clients of the storage management server beyond the ten supported by the base product.

   NetWorker server software has an entry end user list price from $1,000 to $19,500, while a fully configured NetWorker system can have an end user list price of over $100,000.

   Our G.E.M.S. product complements the NetWorker family of products by providing an approach to managing enterprise-wide storage from Java-enabled Web browsers via a central console. G.E.M.S allows systems administrators to centrally configure, control, and manage storage in geographically dispersed areas. The main features of G.E.M.S. include policy-based administration, software management and flexible software licensing across the enterprise. G.E.M.S. provides system administrators the ability to control multiple data zones managed by NetWorker servers.

Sales and Marketing

   Our strategy is to deploy a comprehensive sales, marketing and support infrastructure to meet the storage management needs of users of complex client/server networks worldwide. We use multiple distribution channels to reach end user customers, which range in size from individual corporate departments or small businesses to large multinational corporations. Network storage management software may be utilized in a broad range of industries.

   The range of distribution channels includes:

  . Direct sales;

  . Resellers; and

  . OEMs.

 Direct Sales

   We have established a dedicated sales force to penetrate large enterprise-wide opportunities. As storage management applications increase in strategic importance to major enterprises, we have recognized the need to establish even closer relationships with our largest corporate clients. Customers participating in our enterprise sales program have an assigned salesperson and an executive contact, participate in our technical exchange program and work closely with us to develop large projects for installations over a period of time. An enterprise sales representative coordinates business partner activities across the customer's enterprise and closely monitors customer satisfaction.

 Resellers

   We have established regional sales offices to increase the effectiveness of and support to our channel partners.

   North America Enterprise Solution Partners. Our North America Enterprise Solution Partners program provides a significant source of revenue in North America. The Enterprise Solution Partners program enables third-party integrators specializing in storage management and client/server network solutions to provide end user customers with complete solutions, including systems and storage hardware, complementary software and our software. The reseller is responsible for managing the sales and installation process in each customer situation. In large, complex opportunities, our support personnel work with the reseller to provide technical support. This approach enables us to cost effectively achieve broader market coverage, while maintaining close contact with end user customers in order to obtain input on product direction and to monitor customer satisfaction. We provide sales and pre-sale technical support to business partners and end user customers from our headquarters in Palo Alto and from regional offices in the following metropolitan areas:

  . Atlanta;

  . Boston;

  . Chicago;

  . Dallas;

  . Denver;

  . Los Angeles;

  . New York;

  . Seattle;

  . Toronto; and

  . Washington, D.C.

   North America Distributor Program. To further expand coverage in the marketplace, we sell our products to large regional and national distributors who sell the products to resellers with expertise in integrating network solutions for end users. We provide support to these network solutions resellers. We currently have relationships with various major distributors, including Access Graphics, Gates/Arrow, Ingram Micro and TechData.

   International Reseller and Distributor Programs. We have similar reseller and distributor programs internationally. We currently operate sales offices in the following countries to support resellers and distributors throughout various regions of the world:

  . Australia;

  . Belgium;

  . China;

  . France;

  . Germany;

  . Italy;

  . Japan;

  . Netherlands;

  . Poland;

  . South Africa;

  . Sweden;

  . Switzerland; and

  . United Kingdom.

   International product sales were $42.5 million in 1998, $21.7 million in 1997 and $11.6 million in 1996, representing 30 percent of total revenue in 1998, 26 percent in 1997 and 20 percent in 1996. The majority of international sales during these periods were made in Europe and Canada. We believe that international markets present an attractive growth opportunity and are expanding the scope of our international operations. We have engaged, and intend to add international resellers and distributors in targeted countries and are developing joint marketing programs with certain resellers and distributors. In order to facilitate penetration in certain markets, we, along with cooperation from certain international distributors, are in the process of localizing certain products to targeted languages.

   We also rely significantly on our resellers for the marketing and distribution of our products. Our agreements with resellers are generally not exclusive and in many cases may be terminated by either party without cause. Many of our resellers carry our competitors' product lines. We cannot guarantee that these resellers will give a high priority to the marketing of our products or that they will continue to carry our products. Events or occurrences of this nature could seriously harm our business, operating results and financial condition.

 OEMs

   Source Code OEM Program. Our source code OEM program generates significant royalty revenue. Under this program, we license our software products, in source code form, to leading computer system and software suppliers from which we receive an initial license fee and ongoing royalty revenue. The OEM partner is then responsible for porting our software to its unique operating system environment, testing it, selling it through the OEM partner's direct sales force and distribution channels and providing the primary customer support after installation. The OEM partners generally have exclusive rights to the products on their proprietary platforms (subject to certain minimum royalty obligations), but, in certain cases, work cooperatively to incorporate their enhancements into our storage products on an ongoing basis. The benefit of this approach for end users is that they can acquire our family of storage management products as part of a complete systems solution from a single vendor, with such vendor providing a single point of contact for customer support. The benefit to us has been access to our OEM partners' customer bases, both in North America and overseas, without a commensurate investment in fixed expense. We currently have source code OEM agreements in place with several computer system and software suppliers, including:

  . Amdahl;

  . Banyan;

  . Compaq (Digital);

  . Compaq (Tandem);

  . Data General;

  . Fujitsu-ICL;

  . Nihon-Unisys;

  . NEC;

  . Siemens Nixdorf;

  . Silicon Graphics;

  . Sony;

  . Sun Microsystems; and

  . Unisys.

   Strategic Partner Program. The Strategic Partner program is an alternative to the source code OEM program for major system providers who wish to offer our products along with theirs, but prefer not to make an investment in enhancing the base Legato product. For example, SunSoft, a private label reseller, licenses the object code for the standard Legato products and sells and supports the products under the SunSoft logo as described above for the source code OEM program. We also have established strategic partnerships with Hewlett-Packard, Informix, Netscape and Oracle.

   The source code OEMs and strategic partner programs accounted for approximately $19.2 million in 1998, $16.7 million in 1997 and $12.9 million in 1996. We are currently investing, and intend to continue to invest resources to develop this channel, which could seriously harm our operating margins if such efforts are not successful. We cannot guarantee that we will be successful in our efforts to increase the revenue represented by this channel. We are dependent upon our OEMs' ability to develop new products, applications and product enhancements on a timely and cost-effective basis that will meet changing customer needs and respond to emerging industry standards and other technological changes. We cannot guarantee that our OEMs will effectively meet these technological challenges. These OEMs are not within our control, may incorporate into their products the technologies of other companies in addition to those of ours and are not obligated to purchase products from us. We cannot guarantee that any OEM will continue to carry our products, and the inability to recruit, or the loss of, important OEMs could seriously harm our business, operating results and financial condition.

   One customer, SunSoft, accounted for approximately 11 percent of total revenue, or $9.0 million in 1997 and $5.9 million in 1996. No one customer accounted for more than 10 percent of total revenue in 1998.

 Corporate Marketing

   We support our resellers and OEMs with extensive marketing programs designed to establish our image in key markets and to generate end user demand. We participate in trade shows and advertise in key network systems publications and on the Internet. Leads are qualified by our inside sales staff and provided to our channel partners. Additionally, resellers and distributors are provided with promotional and educational materials and can qualify for market development funding for specific promotional activities tailored for their solutions and geography.

Customer Service and Support

   We employ systems engineers who work closely with our direct sales personnel to assist resellers and end users with pre-sales and post-sales support matters. In addition, we employ a centralized support organization, which provides customers with technical support, education, training and consulting services.

   Technical Support. We offer product update services and help desk services. Product updates services may be purchased pre-bundled with our software products or separately once the products are registered. Customers may purchase additional product update services and help desk service offerings on an as needed basis or on an annual basis. Product update service customers receive updates, enhancements and improvements to supported software, operating systems' support, on-line support services and opportunities to participate in special programs we offer. Annual fees for product update services are generally equivalent to 15 percent of the current list price of the products under license to such customers.

   Generally, help desk service customers may receive telephone or electronic support from 6 a.m. to 6 p.m. Pacific time, Monday through Friday. We also offer premium help-desk service, which includes a one year contract covering seven-day, 24-hour technical support, monthly telephone reviews of technical issues with a designated backline engineer and a designated technical support manager for escalation management. Depending on the type of help desk service desired, the pricing ranges from $500 to $2,500 for per-incident help desk service and from $1,000 to more than $30,000 for annual support agreements. The customer service and support organization consists of an experienced staff of technical support engineers providing telephone and electronic support via electronic mail, facsimile and CompuServe from our offices in Palo Alto, California and Toronto, Canada. Our sales and customer support organizations work closely together to ensure overall customer satisfaction.

   In recent years, our installed base of customers has significantly increased, as have the number of customers purchasing software support contracts. From time to time, we receive customer complaints about the timeliness and accuracy of customer support. Although we plan to add customer support personnel in order to address current customer support needs and intend to closely monitor progress in this area, we cannot guarantee that these efforts will be successful.

   Education and Training. We offer education and training to end users and resellers. Training classes are offered through in-house facilities at our offices in Palo Alto, as well as at off-site locations. We also provide on-site training services upon request by customers. Fees for education and training services are charged separately from our software products. Although we intend to add education and training personnel in order to meet customer needs, we cannot guarantee that these efforts will be successful. If our efforts are not successful, it could seriously harm our business, operating results and financial condition.

   Consulting. Our consultants are available to work closely with customers' information systems organizations. These consulting services generally consist of assisting customers in setting up more complex installations or tailoring our software products to achieve higher performance or a higher degree of automation. Fees for consulting services are charged separately from our software products. While we continue to allocate resources in order to provide customers with additional value-added services, we cannot guarantee that these efforts will be successful. Although we intend to add consulting personnel in order to meet customer needs, we cannot guarantee that these efforts will be successful. If our efforts are not successful, it could seriously harm our business, operating results and financial condition.

Research and Development

   Since our inception, we have made substantial investments in product development. In addition, we receive the benefits of additional testing and product enhancements from each source code OEM's development group. Our future success will depend upon our ability to develop and introduce new software products, including new releases, applications and enhancements, on a timely basis that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of our customers. In particular, our strategy is to continue to leverage the NetWorker architecture to enhance the functionality of the product through new releases, applications and product enhancements to meet the ongoing storage management requirements of our customers. We cannot guarantee that we will be successful in developing and marketing new products that respond to technological change or evolving industry standards, that we will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products, or that our new products will adequately meet the requirements of the marketplace and achieve market acceptance. If we are unable, for technological or other reasons, to develop and introduce new products in a timely manner in response to changing market conditions or customer requirements, our business, operating results and financial condition will be seriously harmed.

   Also, some of our competitors currently offer certain of these potential new products. Due to the complexity of client/server software and the difficulty in gauging the engineering effort required to produce these potential new products, such potential new products are subject to significant technical risks. We cannot guarantee that such potential new products will be introduced on a timely basis or at all.

   As part of the our ongoing development process, we released several new versions of NetWorker during 1998, and intend to release additional versions of NetWorker. In addition, we released several new products that support the base NetWorker software, including:

  . SmartMedia--an open media management application that provides standard interfaces for applications, robotic library control, drive control, and administration;

  . NetWorker Storage Node for MPE/iX--enables local data backup and restore capabilities;

  . NetWorker Remote--provides data protection and disaster recovery for Windows-based desktops and laptops; and

  . NetWorker Hierarchical Storage Manager Client--optimizes online disk requirements by allowing data to be migrated from the primary storage medium to other near-line storage.

We cannot guarantee that these and future new products will achieve market acceptance. The lack of market acceptance for these and future new products will seriously harm our business, operating results and financial condition.

   We have research and development centers in the following locations:

  . Palo Alto, California;

  . Seattle, Washington;

  . Eden Prairie, Minnesota; and

  . Burlington, Canada.

   Total expenses for research and development were $21.8 million in 1998, $14.8 million in 1997 and $9.5 million in 1996. We anticipate that we will continue to commit substantial resources to research and development in the future. To date, our development efforts have not resulted in any capitalized software development costs.

Competition

   We operate in the enterprise storage management market, which is intensely competitive, highly fragmented and characterized by rapidly changing technology and evolving standards. Competitors vary in size and in the scope and breadth of the products and services offered. Our major competitors include:

  Novell NetWare and Windows NT platforms:

    Computer Associates (Cheyenne Software)

    Seagate (Palindrome and Arcada)

  Sun Solaris/SunOS platform:

    Computer Associates (Legent/Lachman)

    EMC2 (Epoch)

    Peripheral Devices (Delta Microsystems)

    Spectra Logic

    Veritas

  AIX platform and the HP-UX platform:

    IBM

    Hewlett Packard

   We expect to encounter new competitors as we enter new markets. In addition, many of our existing competitors are broadening their platform coverage. We also expect increased competition from systems and network management companies, especially those that have historically focused on the mainframe market and are broadening their focus to include the client/server market. In addition, since there are relatively low barriers to entry in the software market, we expect additional competition from other established and emerging companies. We also expect that competition will increase as a result of future software industry consolidations. Increased competition could harm us by causing, among other things:

  . Price reductions;

  . Reduced gross margins; and

  . Loss of market share.

   Many of our current and potential competitors have longer operating histories and have substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger customer base, than we have. As a result, certain current and potential competitors can respond more quickly to new or emerging technologies and changes in customer requirements. They can also devote greater resources to the development, promotion, sale and support of their products. In addition, current and potential competitors may establish cooperative relationships among themselves or with third parties. If so, new competitors or alliances among competitors may emerge and rapidly acquire significant market share. In addition, network operating system vendors could introduce new or upgrade existing operating systems or environments that include functionality offered by our products. If so, our products could be rendered obsolete and unmarketable. For all the foregoing reasons, we may not be able to compete successfully, which would seriously harm our business, operating results and financial condition.

Employees

   As of December 31, 1998, we had a total of 660 employees. Of the total, 243 were in sales and marketing, 193 in research and development, 97 in technical support, 83 in finance and administration, 34 in consulting and educational services and 10 in operations. Our future success depends, in significant part, upon the continued service of our key technical and senior management personnel and our continuing ability to attract and retain highly qualified technical and managerial personnel. Competition for such personnel is intense, and we cannot guarantee that we can retain our key technical and managerial employees or that we can attract, assimilate or retain other highly qualified technical and managerial personnel in the future. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

Risk Factors

   In addition to the other information in this Report, the following risk factors should be considered carefully in evaluating our business and us:

 Our Quarterly Operating Results Are Volatile.

   Our quarterly operating results have varied in the past and may vary in the future. Our quarterly operating results may vary depending on a number of factors, many of which are outside of our control, including:

  . The size and timing of orders for our products;

  . Increased competition;

  . Market acceptance of our new products, applications and product enhancements or those of our competitors;

  . Changes in our pricing policies or those of our competitors;

  . Our ability to timely develop, introduce and market new products, applications and product enhancements;

  . Ability to integrate acquired businesses;

  . Our ability to control costs;

  . Quality control of products sold;

  . Lengthy sales cycles, particularly with enterprise license transactions;

  . Success in expanding sales and marketing programs;

  . Technological changes in our markets;

  . The mix of sales among our channels;

  . Deferrals of customer orders in anticipation of new products, applications or product enhancements;

  . Market readiness to deploy our products for distributed computing environments;

  . Changes in our strategy or that of our competitors;

  . Customer budget cycles and changes in these budget cycles;

  . Foreign currency and exchange rates;

  . Acquisition costs or other non-recurring charges in connection with the acquisition of companies, products or technologies;

  . Personnel changes; and

  . General economic factors.

 Our Future Operating Results Are Uncertain.

   We cannot predict our future revenue with any significant degree of certainty for several reasons including the following:

  . Product revenue in any quarter is substantially dependent on orders booked and shipped in that quarter, since we operate with virtually no order backlog;

  . We do not recognize revenue on sales to domestic distributors until the products are sold through to end-users;

  . The storage management market is rapidly evolving;

  . Our sales cycles vary substantially from customer to customer, in large part because we are becoming increasingly dependent upon larger company-wide enterprise license transactions to corporate customers. Such transactions include product license, service and support components and take a long time to complete;

  . The timing of large orders can significantly affect revenue within a quarter; and

  . License and royalty revenue are difficult to forecast. Our royalty revenue is dependent upon product license sales by OEMs of their products that incorporate our software. Accordingly, these royalty revenue is subject to OEMs' product cycles, which are also difficult to predict. Fluctuations in licensing activity from quarter to quarter further impact royalty revenue, because initial license fees generally are non-recurring and recognized upon the signing of a license agreement.

   Our expense levels are relatively fixed and are based, in part, on our expectations of our future revenue. Consequently, if revenue levels fall below our expectations, our net income will decrease because only a small portion of our expenses varies with our revenue.

   We believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indications of future performance. Our operating results will be below the expectations of public market analysts and investors in some future quarter or quarters. Our failure to meet such expectations would likely seriously harm the market price of our common stock.

 Our Market is Highly Competitive.

   We operate in the enterprise storage management market, which is intensely competitive, highly fragmented and characterized by rapidly changing technology and evolving standards. Competitors vary in size and in the scope and breadth of the products and services offered. Our major competitors include:

  Novell NetWare and Windows NT platforms:

    Computer Associates (Cheyenne Software)

    Seagate (Palindrome and Arcada)

  Sun Solaris/SunOS platform:

    Computer Associates (Legent/Lachman)

    EMC2 (Epoch)

    Peripheral Devices (Delta Microsystems)

    Spectra Logic

    Veritas

  AIX platform and the HP-UX platform:

    IBM

    Hewlett Packard

   We expect to encounter new competitors as we enter new markets. In addition, many of our existing competitors are broadening their operating systems platform coverage. We also expect increased competition from systems and network management companies, especially those that have historically focused on the mainframe computer market and are broadening their focus to include the client/server computer market. In addition, since there are relatively low barriers to entry in the software market, we expect additional competition from other established and emerging companies. We also expect that competition will increase as a result of future software industry consolidations. Increased competition could harm us by causing, among other things:

  . Price reductions;

  . Reduced gross margins; and

  . Loss of market share.

   Many of our current and potential competitors have longer operating histories and have substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger customer base, than we have. As a result, certain current and potential competitors can respond more quickly to new or emerging technologies and changes in customer requirements. These competitors can also devote greater resources to the development, promotion, sale and support of their products. In addition, current and potential competitors may establish cooperative relationships among themselves or with third parties. If so, new competitors or alliances among competitors may emerge and rapidly acquire significant market share. In addition, network operating system vendors could introduce new or upgrade existing operating systems or environments, that include the same functions offered by our products. If so, our products could be rendered obsolete and unmarketable. For all of these reasons, we may not be able to compete successfully, which would seriously harm our business, operating results and financial condition.

 We Depend on Our Networker Product Line.

   We currently derive, and expect to continue to derive, a substantial majority of our revenue from our NetWorker software products and related services. A decline in the price of or demand for NetWorker, or failure to achieve broad market acceptance of NetWorker, would seriously harm our business, operating results and financial condition. We cannot reasonably predict NetWorker's remaining life for several reasons, including:

  . The recent emergence of our market;

  . The effect of new products, applications or product enhancements;

  . Technological changes in the network storage management environment in which NetWorker operates; and

  . Future competition.

 We Must Respond to Rapid Technological Changes with New Product Offerings.

   The markets for our products are characterized by:

  . Rapid technological changes;

  . Changing customer needs;

  . Frequent new software product introductions; and

  . Evolving industry standards.

   The introduction of products embodying new technologies and the emergence of new industry standards could render our existing products obsolete and unmarketable.

   To be successful, we need to develop and introduce new software products on a timely basis that:

  . Keep pace with technological developments and emerging industry standards; and

  . Address the increasingly sophisticated needs of our customers.

   We may:

  . Fail to develop and market products that respond to technological changes or evolving industry standards;

  . Experience difficulties that could delay or prevent the successful development, introduction and marketing of these products; or

  . Fail to develop products that adequately meet the requirements of the marketplace or achieve market acceptance

   .If so, our business, operating results and financial condition would be seriously harmed.

   We currently plan to introduce and market several new products in the next twelve months. Some of the our competitors currently offer certain of these potential new products. Such potential new products are subject to significant technical risks. We may fail to introduce such potential new products on a timely basis or at all. In the past, we have experienced delays in the commencement of commercial shipments of our new products. Such delays caused customer frustration and resulted in delay or lost product revenue. If potential new products are delayed or do not achieve market acceptance, our business, operating results and financial condition would be seriously harmed. In the past, we have also experienced delays in purchases of our products by customers who were anticipating our new product launches. Our business, operating results and financial condition would be seriously harmed if customers defer material orders in anticipation of new product introductions.

   Software products as complex as those we offer may contain undetected errors or failures when first introduced or released as new versions. We have in the past discovered software errors in certain of our new products after their introduction. We experienced delays or lost revenue during the period required to correct these shipments, despite testing by us and by our current and potential customers. This may result in loss of or delay in market acceptance of our products, which would seriously harm our business, operating results and financial condition.

 We Rely on Enterprise-Level License Transactions.

   In the past, we marketed our products at the department level of corporate customers. Within the last year, we developed strategies to pursue larger enterprise license transactions with corporate customers. We may fail to successfully market our products in larger enterprise license transactions. Such failure would seriously harm our business, operating results and financial condition. Our operating results are sensitive to the timing of such orders. Such orders are difficult to manage and predict, because:

  . The sales cycle is typically lengthy, generally lasting three to six months, and varies substantially from transaction to transaction;

  . They often include product license, service and support components;

  . They typically involve significant technical evaluation and commitment of capital and other resources; and

  . Customers' internal procedures frequently cause delays in orders. Such internal procedures include approval of large capital expenditures, implementation of new technologies within their networks, and testing new technologies that affect key operations.

Due to the large size of enterprise transactions, if orders forecasted for a specific transaction for a particular quarter are not realized in that quarter, our operating results for that quarter may be seriously harmed.

   Historically, we have not had a separate large enterprise or national accounts sales force and only within the last eighteen months have we begun to develop direct sales groups focused on these larger accounts. To succeed in the national accounts market, we will be required to continue to transition our existing sales forces into enterprise-level sales groups and attract and retain qualified personnel. New personnel will require training to obtain knowledge of product attributes for our products. We may not be successful in creating the necessary sales organization or in attracting, retaining or training these individuals. To succeed in the enterprise and national accounts market will require, among other things, establishing and continuing to develop relationships and contacts with senior technology officers at these accounts. Our business, financial condition and results of operations would be seriously harmed if our sales force is not successful in these efforts.

 We Rely on Indirect Sales Channels.

   We rely significantly on our distributors, systems integrators and value added resellers (collectively, "resellers") for the marketing and distribution of our products. Our agreements with resellers are generally not exclusive and in many cases may be terminated by either party without cause. Many of our resellers carry product lines that are competitive with ours. These resellers may not give a high priority to the marketing of our products. Rather, they may give a higher priority to other products, including the products of competitors, or may not continue to carry our products. Events or occurrences of this nature would seriously harm our business, operating results and financial condition. In addition we may not be able to retain any of our current resellers or successfully recruit new resellers. Any such changes in our distribution channels would seriously harm our business, operating results and financial condition.

   Our strategy is also to increase the proportion of our customers licensed through OEMs. We may fail to achieve this strategy. We are currently investing, and intend to continue to invest resources to develop this channel. Such investments could seriously harm our operating margins. We depend on our OEMs' abilities to develop new products, applications and product enhancements on a timely and cost-effective basis that will meet changing customer needs and respond to emerging industry standards and other technological changes. Our OEMs may not effectively meet these technological challenges. These OEMs:

  . Are not within our control;

  . May incorporate into their products the technologies of other companies in addition to, or to the exclusion of, our technologies; and

  . Are not obligated to purchase our products. In addition, our OEMs generally have exclusive rights to our technology on their respective platforms, subject to certain minimum royalty obligations.

   Our OEMs may not continue to carry our products. The inability to recruit, or the loss of, important OEMs would seriously harm our business, operating results and financial condition.

 We Depend on International Revenue.

   Our continued growth and profitability will require further expansion of our international operations. To successfully expand international operations, we must:

  . Establish additional foreign operations;

  . Hire additional personnel, and

  . Recruit additional international resellers.

   This will require significant management attention and financial resources and could seriously harm our operating margins. If we fail to further expand our international operations in a timely manner, our business, operating results and financial condition could be seriously harmed. In addition, we may fail to maintain or increase international market demand for our products. Our international sales are currently denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and, therefore, potentially less competitive in those markets. In some markets, localization of our products is essential to achieve market penetration. We may incur substantial costs and experience delays in localizing our products. We may fail to generate significant revenue from localized products.

   Additional risks inherent in our international business activities generally include:

  . Significant reliance on our distributors and other resellers who do not offer our products exclusively;

  . Unexpected changes in regulatory requirements;

  . Tariffs and other trade barriers;

  . Lack of acceptance of localized products, if any, in foreign countries;

  . Longer accounts receivable payment cycles;

  . Difficulties in managing international operations;

  . Potentially adverse tax consequences, including restrictions on the repatriation of earnings;

  . The burdens of complying with a wide variety of foreign laws; and

  . The risks related to the recent global economic turbulence and adverse economic circumstances in Asia.

The occurrence of such factors could seriously harm our international sales and, consequently, our business, operating results and financial condition.

 We Must Manage Our Growth and Expansion.

   We have recently experienced a period of significant expansion of our operations that has placed a significant strain upon our management systems and resources. In addition, we have recently hired a significant number of employees, and plan to further increase our total headcount. We also plan to expand the geographic scope of our customer base. This expansion has resulted and will continue to result in substantial demands on our management resources.

   From time to time, we receive customer complaints about the timeliness and accuracy of customer support. We plan to add customer support personnel in order to address current customer support needs. If we are not successful in hiring such personnel, our business, operating results and financial condition could be seriously harmed. Our ability to compete effectively and to manage future expansion of our operations, if any, will require us to (a) continue to improve our financial and management controls, reporting systems and procedures on a timely basis, and (b) expand, train and manage our employees. Our failure to do so would seriously harm our business, operating results and financial condition.

 We Must Integrate Recent Acquisitions.

   On August 6, 1998, we acquired Software Moguls, Inc. ("SMI"), a developer of advanced backup-retrieval products for the Windows NT and UNIX environments. On October 25, 1998, we entered into a definitive agreement to acquire Qualix Group, Inc. (dba FullTime Software, Inc.), a developer of distributed, enterprise-wide, cross-platform, adaptive computing solutions. The acquisition is expected to be completed by the end of the first quarter or April of 1999, subject to the satisfaction of standard closing conditions, including shareholder approval. On January 28, 1999, we entered into a definitive agreement to acquire Intelliguard Software, Inc., a developer of standards-based storage management solutions for storage area networks. The acquisition is expected to be completed by the end of the first quarter or April of 1999, subject to the satisfaction of standard closing conditions, including regulatory approval and shareholder approval. We may make additional acquisitions in the future. Acquisitions of companies, products or technologies entail numerous risks, including:

  . An inability to successfully assimilate acquired operations and products;

  . Diversion of management's attention;

  . Loss of key employees of acquired companies;

  . Substantial transaction costs; and

  . Substantial additional costs charged to operations as a result of the failure to consummate acquisitions.

   Some of the products we acquired may require significant additional development before they can be marketed and may not generate revenue at levels we anticipate. Moreover, our future acquisitions may result in dilutive issuances of our equity securities, the incurrence of debt, large one-time write-offs and the creation of goodwill or other intangible assets that could result in amortization expense. We cannot guarantee that our efforts to consummate acquisitions or integrate acquisitions will be successful. If our efforts are not successful, it could seriously harm our business, financial condition and results of operations.

 We Rely on Our Key Personnel.

   Our future performance depends on the continued service of our key technical and senior management personnel. None of the our key technical or senior management personnel is bound by an employment agreement. The loss of the services of one or more of our officers or other key employees could seriously harm our business, operating results and financial condition.

   Our future success also depends on our continuing ability to attract and retain highly qualified technical and managerial personnel. Competition for such personnel is intense, and we may fail to retain our key technical and managerial employees or attract, assimilate or retain other highly qualified technical and managerial personnel in the future.

 We Depend on Growth in the Storage Management Market.

   All of our business is in the storage management market. The storage management market is still an emerging market. Our future financial performance will depend in large part on continued growth in the number of organizations adopting company-wide storage and management solutions for their client/server computing environments. The market for enterprise storage management may not continue to grow. If this market fails to grow or grows more slowly than we currently anticipate, our business, operating results and financial condition would be seriously harmed.

 We Are Affected by General Economic and Market Conditions.

   During recent years, segments of the computer industry have experienced significant economic downturns characterized by:

  . Decreased product demand;

  . Product overcapacity;

  . Price erosion;

  . Work slowdowns; and

  . Layoffs.

   Our operations may experience substantial fluctuations from period-to-period as a consequence of such industry patterns, general economic conditions affecting the timing of orders from major customers, and other factors affecting capital spending. The occurrence of such factors could seriously harm our business, operating results or financial condition.

 Protection of Our Intellectual Property is Limited.

   Our success depends significantly upon proprietary technology. To protect our proprietary rights, we rely on a combination of:

  . Patents;

  . Copyright and trademark laws;

  . Trade secrets;

  . Confidentiality procedures; and

  . Contractual provisions.

   We seek to protect our software, documentation and other written materials under patent, trade secret and copyright laws, which afford only limited protection. However,

  . We may not develop proprietary products or technologies that are patentable;

  . Any issued patent may not provide us with any competitive advantages or may be challenged by third parties; or

  . The patents of others may seriously impede our ability to do business.

   Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult, and software piracy can be expected to be a persistent problem. In licensing our products, other than in enterprise license transactions, we rely on "shrink wrap" licenses that are not signed by licensees. Such licenses may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Our means of protecting our proprietary rights may not be adequate. Our competitors may independently develop similar technology, duplicate our products or design around patents issued to us or other intellectual property rights of ours.

   From time to time, we have received claims that we are infringing third parties' intellectual property rights. In the future, we may be subject to claims of infringement by third parties with respect to current or future products, trademarks or other proprietary rights. We expect that software product developers will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements with third parties. If such royalty or licensing agreements, if required, are not available on terms acceptable to us, our business, operating results and financial condition would be seriously harmed.

 Defects in Our Products Would Harm Our Business.

   Our products can be used to manage data critical to organizations. As a result, the sale and support of products we offer may entail the risk of product liability claims. A successful product liability claim brought against us could seriously harm our business, operating results and financial condition.

 Year 2000 Issues Could Affect Our Business.

   Many currently installed computer systems and software products include coding to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. Our computer systems and/or software will need to be upgraded to comply with such "Year 2000" requirements. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. Significant uncertainty exits the software industry concerning the potential effects associated with such problems.

   We have conducted Year 2000 compliance reviews for current versions of our products. The reviews include:

  . Assessment;

  . Implementation;

  . Validation testing; and

  . Contingency planning.

   We respond to customer concerns about our products on a case-by-case basis. Although we believe our software products are Year 2000 compliant, our software products may not contain all the necessary software routines and programs for the accurate calculation, display, storage and manipulation of data involving dates. Failures of the our software products to contain all the necessary software routines and programs for the accurate calculation, display, storage and manipulation of data involving dates would seriously harm our business, operating results and financial condition.

   We have tested software obtained from third parties that is incorporated into our products, and seek assurances from vendors that licensed software is Year 2000 compliant. Despite such testing and assurances, products incorporated into our products may contain undetected errors or defects associated with Year 2000 date functions. Known or unknown errors or defects in our products may result in:

  . Delay or loss of revenue;

  . Diversion of development resources;

  . Damage to our reputation; or

  . Increased service and warranty costs.

The occurrence of any of the foregoing could seriously harm our business, operating results, or the financial condition.

   To the extent information is publicly available, we have assessed the Year 2000 compliance status of our customers. If our current or future customers fail to achieve Year 2000 compliance or if they divert technology expenditures to address Year 2000 compliance problems, our business, results of operations, or financial condition could be seriously harmed.

   We believe the software and hardware we use internally comply with Year 2000 requirements. During 1998, we replaced or upgraded much of our internal use hardware and software. In addition, we are not aware of any material operational issues or costs associated with preparing our internal use software and hardware for the Year 2000. However, serious, unanticipated negative consequences, including material costs caused by undetected errors or defects in the technology used in our internal systems may occur. The occurrence of any of the foregoing could seriously harm our business, operating results or financial condition.

   We have funded our Year 2000 compliance review from operating cash flows and have not separately accounted for these costs in the past. We will incur additional amounts related to the Year 2000 compliance review including:

  . Administrative personnel to manage the review; and

  . Outside contractors to provide technical advice and technical support for our products, product engineering, and customer satisfaction.

   We are developing contingency plans to be implemented as part of our efforts to identify and correct Year 2000 problems. Depending on the systems affected, these plans include:

  . Accelerated replacement of affected equipment or software;

  . Short to medium-term use of backup equipment and software;

  . Increased work hours for our personnel or use of contract personnel to correct (on an accelerated schedule) any Year 2000 problems that arise or to provide manual workarounds for information systems; and

  . Other similar approaches

If we are required to implement any of these contingency plans, it would seriously harm our business, financial condition and operating results. Our ability to achieve Year 2000 compliance and the level of incremental costs associated therewith, could be seriously impacted by, among other things:

  . The availability and cost of programming and testing resources;

  . Vendors' ability to modify proprietary software; and

  . Unanticipated problems identified in the ongoing compliance review.

 Our Trading Price is Volatile.

   The market price of our common stock may decrease significantly. A number of factors could significantly affect the market price of our common stock including:

  . Quarterly fluctuations in financial results or results of other software companies;

  . Changes in our revenue growth rates or those of our competitors growth rates;

  . Announcements that our revenue or income are below analysts' expectations;

  . Changes in analysts' estimates of our performance or industry performance;

  . Announcements of new products by our competitors or by us;

  . Developments with respect to our patents, copyrights, or proprietary rights or those of our competitors;

  . Sales of large blocks of our common stock;

  . Conditions in the financial markets in general;

  . General business conditions and trends in the distributed computing environment and software industry;

  . Deferred purchases of our products as a result of customers needs to expend available resources to become Year 2000 compliant;

  . Costs and resources required to address potential Year 2000 problems relating to our products or our internal use software and hardware; and

  . Changes in prices of our products.

   In addition, the stock market may experience extreme price and volume fluctuations, which may affect the market price for the securities of technology companies without regard to their operating performance or any of the factors listed above. These broad market fluctuations may seriously harm the market price of our common stock. In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of such company's securities. Such litigation may occur in the future with respect to us and could result in substantial costs and diversion of management's attention and resources, which could seriously harm our business, financial condition and results of operations.

ITEM 2. PROPERTIES

   Our principal administrative, marketing and research and development facility are located in approximately 96,000 square feet of space in Palo Alto, California. This facility is leased through September 2006. Our principal sales office is located in approximately 52,500 square feet of space in Sunnyvale, California. This office is leased through February 2007. We also currently lease other domestic offices throughout the United States, as well as international offices in Australia, Belgium, Canada, England, France, Germany, Holland, Italy, Hong Kong, Japan, Poland, Switzerland and Sweden.

ITEM 3. LEGAL PROCEEDINGS

   We are engaged in certain legal and administrative proceedings incidental to our business, the outcome of which, individually or in the aggregate, are not expected to seriously harm our business, results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   We did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1998.

ITEM 4a. EXECUTIVE OFFICERS OF THE REGISTRANT

   Set forth below are biographical summaries of our executive officers as of December 31, 1998:

   Louis C. Cole, 55, joined Legato Systems, as President, Chief Executive Officer and a Director in June 1989. Since April 1995, Mr. Cole has also served as Chairman of the Board. Before joining Legato, from March 1987 until July 1988, Mr. Cole served as Executive Vice President responsible for all operating divisions of Novell, Inc. ("Novell"), a manufacturer of computer networking and software products. Mr. Cole serves as a director of Inference Corp., Qualix Group, Inc. (doing business as Fulltime Software, Inc.) and Rogue Wave Software, all publicly held software companies. Mr. Cole holds a B.S. in mathematics and education from Pennsylvania State University at Edinboro.

   Kent D. Smith, 49, has served as Executive Vice President and Chief Operating Officer of Legato Systems, since May 1996. He served as Executive Vice President of Customer Operations from March 1995 to May 1996. Before joining Legato, from March 1994 until March 1995, Mr. Smith served as Vice President of Emerging Markets at VeriFone, Inc. ("VeriFone"), a transaction automation company. Prior to joining VeriFone, Mr. Smith held a range of sales and marketing positions in the United States and overseas with IBM Corporation ("IBM"), a publicly held manufacturer of computers and related products, from 1974 to 1994. Mr. Smith holds a B.A. in German from California State University at Fullerton and an M.B.A. from the University of Southern California.

   Stephen C. Wise, 44, joined Legato Systems, Inc., in September 1996 as Senior Vice President of Finance and Administration and Chief Financial Officer. Before joining Legato, Mr. Wise served as Senior Vice President, Finance of Novell from December 1994 to September 1997. He was Vice President and Corporate Controller of Novell from January 1991 to December 1994 and was Vice President, Accounting and Planning from January 1990 to January 1991. Mr. Wise holds a B.S. in Accounting from San Jose State University and an M.B.A. from Santa Clara University.

   Nora M. Denzel, 36, joined Legato Systems, in January 1997 as Senior Vice President of Product Operations. Before joining Legato, Ms. Denzel served as the director of IBM's storage management software products and held a range of operations, development and marketing positions with IBM from 1984 to 1996. Ms. Denzel holds a B.S. in Computer Science from the State University of New York and an M.B.A. from Santa Clara University.

   John Ferraro, 37, joined Legato Systems, in December 1997 as Senior Vice President of Worldwide Sales Operations. Before joining Legato, Mr. Ferraro held the position of Vice President of Sales for Unison Software, a network management software company, where he was responsible for developing the North America sales organization on both a direct and channel basis from December 1994 to December 1997. Prior to that, Mr. Ferraro's experience includes seven years in sales and management at Computer Associates, as Vice President of the Systems Management division. Mr. Ferraro holds a B.S. in Accounting from the University of Colorado.

   James Chappell, 38, joined Legato Systems, in June 1992. Since August 1998, he has served as our Vice President of Business Development. From June 1992 to July 1998, Mr. Chappell held various sales and marketing management positions with Legato, including general manager, manager of strategic businesses and director of worldwide channel marketing. Prior to joining Legato, Mr. Chappell served as President of The Connectivity Lab, a data communications consulting firm, from March 1989 to March 1991. Mr. Chappell holds a B.S. in Computer Science from Cal Poly University, San Luis Obispo, California.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

   Our common stock is traded on the Nasdaq National Market under the symbol LGTO. The following table sets forth the high and low closing sales prices of our common stock from January 1, 1996 through December 31, 1998. Such prices represent prices between dealers, do not include retail mark-ups, mark-downs or commissions and may not represent actual transactions.

   Share prices have been adjusted to reflect the two-for-one splits of our common stock, which were effected July 5, 1996 and April 17, 1998.

                                                                    High   Low
                                                                   ------ ------
     Fiscal 1996
     First Quarter................................................ $10.75 $ 5.82
     Second Quarter............................................... $13.75 $ 8.75
     Third Quarter................................................ $24.00 $ 9.13
     Fourth Quarter............................................... $23.50 $13.38

     Fiscal 1997
     First Quarter................................................ $16.44 $ 8.07
     Second Quarter............................................... $12.44 $ 5.50
     Third Quarter................................................ $17.88 $ 8.69
     Fourth Quarter............................................... $23.32 $16.13

     Fiscal 1998
     First Quarter................................................ $29.94 $20.06
     Second Quarter............................................... $39.50 $25.75
     Third Quarter................................................ $54.75 $35.13
     Fourth Quarter............................................... $65.94 $30.25

   As of January 22, 1999, there were approximately 91 holders of record of our common stock. We believe that a significant number of beneficial owners of our common stock hold shares in street name.

   We have never paid a cash dividend on our common stock and do not intend to pay cash dividends on our common stock in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

Five Year Summary

                                                   December 31,
                                     -----------------------------------------
                                       1998     1997    1996    1995   1994(2)
                                     -------- -------- ------- ------- -------
                                     (in thousands, except per share amounts)
Revenue............................  $143,178 $ 83,885 $56,774 $32,531 $16,405
Gross profit.......................   125,978   74,186  51,209  28,498  14,403
Income from operations.............    39,996   21,046  13,614   7,576   1,574
Net income.........................    27,708   14,012   8,922   6,033   1,773
Net income per share--basic (1)....      0.75     0.40    0.27    0.30    0.23
Shares used in per share
 calculations--basic (1)...........    36,894   35,070  33,348  20,174   7,700
Net income per share--diluted (1)..      0.69     0.37    0.24    0.20    0.08
Shares used in per share
 calculations--diluted (1).........    40,005   37,976  37,793  30,469  23,672
Cash, cash equivalents and
 investments.......................   118,623   71,991  57,787  50,218   4,031
Working capital....................   115,556   70,817  52,228  39,090   3,113
Total assets.......................   186,865  114,791  84,569  60,390   8,274
Retained earnings (accumulated
 deficit)..........................    54,690   26,982  12,971   4,138  (2,643)
Total stockholders' equity.........   144,465   93,309  69,398  51,346   4,145

--------
(1) See Note 1 of Notes to Consolidated Financial Statements
(2) Selected financial data has not been restated because we did not consider the operating results of Software Moguls, Inc. for 1994 material to us.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The discussion in this report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those discussed. Factors that could cause or contribute to such differences include, but are not limited to, those discussed elsewhere in item 1 under the heading "Risk Factors", as well as those discussed elsewhere in this Report, and the risks discussed in our other Securities and Exchange Commission filings.

Results of Operations

 Overview

   We develop, market and support network storage management software products for heterogeneous client/server computing environments and large scale enterprises. Our NetWorker family of software products, from which we derive a substantial majority of our revenue, support many storage management server platforms and can accommodate a variety of servers, clients, applications, databases and storage devices. We license our products through resellers and directly to end users primarily located in North America, Europe and Asia Pacific. We also license our source code to original equipment manufacturers ("OEMs") in exchange for initial licensing fees and receive ongoing royalties from the OEMs' product sales. Substantially all of the OEMs are large computer system and software suppliers located in the United States, Europe and Asia Pacific.

   We acquired Software Moguls, Inc. in August 1998 primarily for its product offerings and research and development team. We do not expect Software Moguls, Inc. to have a significant impact on our results of operations.

   Selected elements of our consolidated financial statements are shown below for the last three years as a percentage of total revenue and as a percentage change from year to year.

                                                                  % Increase
                                                               -----------------
                                             % of Total
                                               Revenue
                                             Years Ended
                                            December 31,         1998     1997
                                          -------------------  Compared Compared
                                          1998   1997   1996   to 1997  to 1996
                                          -----  -----  -----  -------- --------
Revenue:
  Product licenses.......................  77.2%  79.1%  81.9%    67%       43%
  Service and support....................  22.8   20.9   18.1     87        71
                                          -----  -----  -----    ---      ----
    Total revenue........................ 100.0  100.0  100.0     71        48
Cost of revenue:
  Product licenses.......................   3.0    3.4    3.7     49        38
  Service and support....................   9.0    8.1    6.1     89        96
                                          -----  -----  -----    ---      ----
    Gross profit.........................  88.0   88.5   90.2     70        45
Operating expenses:
  Research and development...............  15.2   17.6   16.8     48        55
  Sales and marketing....................  36.1   34.9   31.9     76        62
  General and administrative.............   7.5    9.5   12.3     35        14
  Amortization of intangibles............   0.8    1.3    1.9     --         2
  Merger-related expenses................   0.5     --     --    100        --
  In-process research and development....    --     --    3.3     --      (100)
                                          -----  -----  -----    ---      ----
    Total operating expenses.............  60.1   63.3   66.2     62        41
                                          -----  -----  -----    ---      ----
Income from operations...................  27.9   25.2   24.0     90        55
Interest income, net.....................   2.9    2.6    3.2     95        19
Provision for income taxes...............  11.5   11.0   11.5     80        41
                                          -----  -----  -----    ---      ----
Net income...............................  19.3%  16.8%  15.7%    98%       57%
                                          =====  =====  =====    ===      ====

 Revenue

   Total revenue was $143.2 million in 1998, $83.9 million in 1997 and $56.8 million in 1996. Total revenue increased 71 percent from 1997 to 1998 and 48 percent from 1996 to 1997. Total revenue increased primarily as a result of the continued acceptance of our Networker family of products, increased sales of service and support contracts, as well as increased royalty revenue.

   Product License Revenue. Product license revenue was $110.5 million in 1998, $66.4 million in 1997 and $46.5 million in 1996. Product license revenue increased 67 percent from 1997 to 1998 and 43 percent from 1996 to 1997. Product license revenue increased primarily as a result of the continued market acceptance of our products. Product license revenue also increased as a result of product sales to large-scale enterprises. The increase in our number of sales and marketing personnel, as well as sales programs helped to increase the market acceptance of our products and product sales. Our sales and marketing personnel increased from 85 employees in 1996 to 243 employees in 1998. We recognize product revenue upon shipment if a signed contract exists, the fee is fixed and determinable, collection of resulting receivables is probable and product returns are reasonably estimable, except for sales to domestic distributors, which are recognized upon sale by the domestic distributors to end-users. We recognize revenue from domestic distributors upon sale by the distributor to end-users since these distributors have unlimited rights of return and we historically have not been able to make reasonable estimates of product returns from these distributors. Product license revenue also includes royalty payments received from product sales by OEMs, which were $19.2 million in 1998, $16.7 million in 1997 and $12.9 million in 1996. We recognize product revenue from royalty payments upon receipt of quarterly royalty reports from OEMs related to their product sales for the previous quarter. Prior growth rates of our product license revenue are not indicative of future product license revenue growth rates and may not be sustainable in the future.

   Service and Support Revenue. Service and support revenue was $32.7 million in 1998, $17.5 million in 1997 and $10.3 million in 1996. Service and support revenue increased 87 percent from 1997 to 1998 and 71 percent from 1996 to 1997. Service and support revenue increased primarily as a result of the growth in the number of registered customers electing to subscribe to support contracts and to renew software support contracts after the initial one-year term. Our increase in internal staffing for software support helped to increase new sales and renewals of our software support contracts. Our increase in internal staffing for education and consulting services resulted in increased sales of the education and consulting services we offer. Our technical support personnel increased from 68 employees in 1996 to 97 employees in 1998. Our consulting and education services personnel increased from 19 employees in 1997 to 34 employees in 1998. We collect fees for ongoing customer support and product updates in advance and recognize this support revenue ratably over the period of the contract. For education and consulting services, we recognize revenue when such services are performed. Prior growth rates of our software service and support revenue are not indicative of future software service and support revenue growth rates and may not be sustainable in the future.

   International product license revenue accounted for 30 percent of total revenue in 1998, 24 percent in 1997 and 20 percent in 1996. International license revenue increased primarily as a result of the continued market acceptance of our products overseas. An increase in the number of international sales offices and international distributors and resellers marketing our products helped increase the market acceptance of our products overseas. The majority of international sales during these periods were made in Europe and Canada. We established sales offices in Canada and the Netherlands during 1996, sales offices in Japan and Sweden during 1997 and sales offices in Belgium, Hong Kong, Italy, Poland and Switzerland during 1998. We believe that our continued growth and profitability will require further expansion of our international operations. In order to successfully expand international sales in 1999 and subsequent periods, we must continue to establish additional foreign operations, hire additional personnel and recruit additional international resellers. Expansion and management of our international operations will require significant management attention and financial resources and could seriously harm certain operating results if such efforts are not successful. To the extent that we are unable to effect these additions in a timely manner, our growth, if any, in international revenue will be limited, and our business, operating results and financial condition could be seriously harmed. In addition, we cannot guarantee that we will be able to maintain or increase international market demand for our products. Our international sales are currently denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and, therefore, potentially less competitive in those markets. In some markets, localization of our products is essential to achieve market penetration. We may incur substantial costs and experience delays in localizing our products, and we cannot guarantee that any localized product will ever generate significant revenue.

 Gross Profit

   Gross profit was $126.0 million in 1998, $74.2 million in 1997 and $51.2 million in 1996, representing 88.0 percent of total revenue in 1998, 88.5 percent in 1997 and 90.2 percent in 1996. Gross profit consists of product license and service and support revenue less related costs.

   Gross profit from product license revenue was $106.2 million in 1998, $63.5 million in 1997 and $44.4 million in 1996, representing 96.1 percent of product license revenue in 1998, 95.6 percent in 1997 and 95.5 percent in 1996. Gross profit from product license revenue increased 67 percent from 1997 to 1998 and 43 percent from 1996 to 1997. Gross profit from product license revenue consists of product license revenue less the related costs. Related costs of revenue consist primarily of product media, documentation and packaging. Gross profit from product license revenue as a percentage of product license revenue increased primarily as a result of the costs of revenue for product licenses increasing at a slower rate than product license revenue.

   Gross profit from service and support revenue was $19.8 million in 1998, $10.7 million in 1997 and $6.8 million in 1996, representing 60.5 percent of the service and support revenue in 1998, 61.1 percent in 1997 and

66.1 percent in 1996. Gross profit from service and support revenue increased 85 percent from 1997 to 1998 and 58 percent from 1996 to 1997. Gross profit from service and support revenue as a percentage of service and support revenue decreased primarily as a result of the increased costs incurred to continue our investment in developing new services and support offerings. The continued investment consists of additional costs associated with supporting a larger installed base of products, as well as costs to provide higher support levels to customers. Costs of service and support revenue consist primarily of personnel-related costs incurred in providing telephone support, consulting services, and training to customers, costs of providing software updates and costs of education and consulting materials.

 Operating Expenses

   Research and Development. Research and development expenses consist primarily of personnel-related costs. Research and development expenses were $21.8 million in 1998, $14.8 million in 1997 and $9.5 million in 1996, representing 15.2 percent of total revenue in 1998, 17.6 percent in 1997 and
16.8 percent in 1996. Research and development expenses increased 48 percent from 1997 to 1998 and 55 percent from 1996 to 1997. The increases in research and development expenses in absolute dollars primarily reflect increased staffing and associated support for engineers necessary to expand and enhance our product line. The number of research and development personnel increased from 102 employees in 1996 to 193 employees in 1998. Research and development expenses as a percentage of total revenue decreased primarily as a result of research and development expenses increasing at a slower rate than the increase in total revenue. We believe that research and development expenses will continue to increase in absolute dollars as we continue to invest in developing new products, applications, and product enhancements.

   Sales and Marketing. Sales and marketing expenses consist primarily of salaries and commissions for sales and marketing personnel and promotional expenses. Sales and marketing expenses were $51.7 million in 1998, $29.3 million in 1997 and $18.1 million in 1996, representing 36.1 percent of total revenue in 1998, 34.9 percent in 1997 and 31.9 percent in 1996. Sales and marketing expenses increased 76 percent from 1997 to 1998 and 62 percent from 1996 to 1997. The increases in sales and marketing expenses were primarily attributable to the growth of our sales force and associated support personnel from 85 employees in 1996 to 243 employees in 1998. Sales and marketing expenses also increased from 1996 to 1998 as a result of additional marketing and promotional activities to increase awareness of our products. We believe that sales and marketing expenses will increase in absolute dollars as we continue to expand our sales and marketing staff.

   General and Administrative. General and administrative expenses include personnel and other costs of our finance, human resources, facilities, information systems and other administrative departments. General and administrative expenses were $10.8 million in 1998, $8.0 million in 1997 and $7.0 million in 1996, representing 7.5 percent of total revenue in 1998, 9.5 percent in 1997 and 12.3 percent in 1996. General and administrative expenses increased 35 percent from 1997 to 1998 and 14 percent from 1996 to 1997. The decreases in general and administrative expenses as a percentage of total revenue were attributable to leveraging general and administrative expenses over a larger revenue base. General and administrative expenses increased at a slower rate than our rate of increase for revenue. The increases in absolute dollars of general and administrative expenses from 1996 to 1998 were primarily attributable to increased staffing and related costs required to manage and support our expansion. General and administrative personnel increased from 45 employees in 1996 to 83 employees in 1998. We expect that general and administrative expenses will increase in absolute dollars as we continue to expand our operations.

   Amortization of Intangibles. Amortization of intangibles was $1.1 million for each of 1998, 1997 and 1996. We recorded the related intangibles following an acquisition in the first quarter of 1996. We amortize these intangibles on a straight-line basis over five years.

   Merger-Related Expenses. In connection with the our acquisition of Software Moguls, Inc. during the third quarter of 1998, we incurred merger-related expenses of $645,000, consisting primarily of investment bankers', attorneys' and accountants' fees. We did not incur any merger-related expenses for 1997 and 1996.

   In-process Research and Development. We did not incur any in-process research and development costs during 1998 or 1997. In 1996, we incurred in-process research and development costs of $1.8 million related to an acquisition in the first quarter of 1996. (See Note 5 of the Notes to the Consolidated Financial Statements)

 Interest Income, Net

   Interest income, net, was $4.2 million in 1998. Interest income, net, was $2.2 million in 1997 and $1.8 million in 1996. The increase in interest income relates primarily to interest earned from the increased cash balances.

 Provision for Income Taxes

   The provision for income taxes was $16.5 million in 1998, $9.2 million in 1997 and $6.5 million in 1996, with an effective rate of 37 percent in 1998, 40 percent in 1997 and 42 percent in 1996. The decrease in the effective rate from 1998 to 1997 was primarily attributable to the acquisition of Software Moguls, Inc. which was an S-corporation for income tax purposes, and therefore, did not record a provision for or benefit from income taxes. If the losses of Software Moguls, Inc., had been reflected in our financial statements in 1997, the effective tax rate would have been 37 percent. (See
Note 8 of the Notes to the Consolidated Financial Statements) The decrease in the effective tax rate from 1996 to 1997 was primarily a result of the reinstatement of the federal research and experimental tax credit. We anticipate that the tax rate for 1999 may increase primarily as a result of the expected statutory expiration of the research and development credit and impact of non-deductible merger expenses.

Liquidity and Capital Resources

   Our cash, cash equivalents and investments totaled $118.6 million at December 31, 1998 and represented 63 percent of total assets. Cash and cash equivalents increased $46.2 million during 1998. Cash and cash equivalents are highly liquid investments with original maturities of ninety days or less. Investments consist mainly of short-term and long-term municipal securities. At December 31, 1998, we had no long-term debt and stockholders' equity was $144.5 million.

   We have financed our operations to date primarily by cash from operations and sales of common stock. Net cash provided by operating activities was $48.0 million in 1998. Net cash provided from operations in 1998 consisted primarily of net income of $27.7 million plus the tax benefit from exercise of stock options of $12.8 million, depreciation and amortization of $5.9 million and the change in operating assets and liabilities of $4.6 million, offset by $3.6 million attributable to the change in net deferred tax assets. Net cash provided by operating activities was $16.7 million in 1997. Net cash provided from operations in 1997 consisted primarily of net income of $14.0 million plus the tax benefit from stock options of $5.0 million and depreciation and amortization of $3.9 million, offset by the change in operating assets and liabilities of $5.9 million. Net cash provided by operating activities was $17.2 million in 1996. Net cash provided from operations in 1996 consisted primarily of net income of $8.9 million plus the tax benefit from exercise of stock options of $7.1 million, depreciation and amortization of $2.1 million, the write-off of in-process research and development of $1.8 million, offset by the change in operating assets and liabilities of $1.9 million and the change in net deferred tax assets of $1.3 million. Accounts payable and accrued liabilities increased during 1998 and 1997 because of increased purchases to support the growth in our operations. Accrued compensation and benefits increased during 1998 and 1997 primarily as a result of the growth in the number of employees worldwide. Accounts receivable and deferred revenue increased during 1998 and 1997 because of increasing sales of our product licenses as well as service and support contracts.

   Net cash used in investing activities was $12.2 million in 1998. Net cash used in investing activities was $14.5 million in 1997 and $21.3 million in 1996. Net cash used in investing activities primarily reflected net purchases of marketable securities and property and equipment. Purchases of property and equipment increased during 1998 and 1997 to support the growth in our operations.

   Net cash provided by financing activities was $10.5 million in 1998. Net cash provided by financing activities was $4.9 million in 1997 and $1.9 million in 1996. Net cash provided by financing activities consisted primarily of proceeds received from the issuance of our common stock.

   We believe our current cash balances and cash flow from operations, if any, will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.

Year 2000 Compliance

   Many currently installed computer systems and software products include coding to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. Our computer systems and/or software will need to be upgraded to comply with such "Year 2000" requirements. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. Significant uncertainty exists in the software industry concerning the potential effects associated with such problems.

   We have conducted Year 2000 compliance reviews for current versions of our products. The reviews include:

  . Assessment;

  . Implementation;

  . Validation testing; and

  . Contingency planning.

   We respond to customer concerns about our products on a case-by-case basis. Although we have performed validation testing to ensure our products are Year 2000 compliant and believe our software products are Year 2000 compliant, our software products may not contain all the necessary software routines and programs for the accurate calculation, display, storage and manipulation of data involving dates. Failures of our software products to contain all the necessary software routines and programs for the accurate calculation, display, storage and manipulation of data involving dates would seriously harm our business, operating results and financial condition.

   We have tested software obtained from third parties that is incorporated into our products, and seek assurances from vendors that licensed software is Year 2000 compliant. Despite such testing and assurances, products incorporated into our products may contain undetected errors or defects associated with Year 2000 date functions. Known or unknown errors or defects in our products may result in:

  . Delay or loss of revenue;

  . Diversion of development resources;

  . Damage to our reputation; or

  . Increased service and warranty costs.

The occurrence of any of the foregoing could seriously harm our business, operating results, or financial condition.

   To the extent information is publicly available, we have assessed the Year 2000 compliance status of our customers. If our current or future customers fail to achieve Year 2000 compliance or if they divert technology expenditures to address Year 2000 compliance problems, our business, results of operations, or financial condition could be seriously harmed.

   We believe the software and hardware we use internally comply with Year 2000 requirements. During 1998, we replaced or upgraded much of our internal use hardware and software. In addition, we are not aware of any material operational issues or costs associated with preparing our internal use software and hardware for the Year 2000. However, serious, unanticipated negative consequences, including material costs caused by undetected errors or defects in the technology used in our internal systems may occur. The occurrence of any of the foregoing could seriously harm our business, operating results or financial condition.

   We have funded our Year 2000 compliance review from operating cash flows and have not separately accounted for these costs in the past. We will incur additional amounts related to the Year 2000 compliance review including:

  . Administrative personnel to manage the review; and

  . Outside contractors to provide technical advice and technical support for our products, product engineering, and customer satisfaction.

   We are developing contingency plans to be implemented as part of our efforts to identify and correct Year 2000 problems. Depending on the systems affected, these plans include:

  . Accelerated replacement of affected equipment or software;

  . Short to medium-term use of backup equipment and software;

  . Increased work hours for our personnel or use of contract personnel to correct (on an accelerated schedule) any Year 2000 problems that arise or to provide manual workarounds for information systems; and

  . Other similar approaches

If we are required to implement any of these contingency plans, it could seriously harm our business, financial condition and operating results. Our ability to achieve Year 2000 compliance and the level of incremental costs associated therewith, could be seriously impacted by, among other things:

  . The availability and cost of programming and testing resources;

  . Vendors' ability to modify proprietary software; and

  . Unanticipated problems identified in the ongoing compliance review.

Financial Risk Management

   As a global concern, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could seriously harm our financial results. All of our international sales are currently denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and, therefore, reduce the demand for our products. Reduced demand for our products could seriously harm our financial results. Currently, we do not hedge against any foreign currencies and as a result, could incur unanticipated gains or losses.

   We maintain an investment portfolio of various issuers, types and maturities. Our investment portfolio consists of both fixed and variable rate financial instruments. These securities are classified as available-for-sale, and consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of stockholders' equity, net of taxes. At any time, a sharp rise in interest rates could seriously harm the fair value of our investment portfolio. Conversely, declines in interest rates could seriously harm interest earnings of our investment portfolio. Currently, we do not hedge these interest rate exposures.

   The table below presents principal amounts and related weighted average interest rates by year of maturity for our investment portfolio.

                               1999    2000   2001 2002 2003 Thereafter  Total
                              -------  -----  ---- ---- ---- ---------- -------
Municipal securities......... $22,575  8,797   --   --   --      --     $31,372
 Average interest rate.......     4.9%   5.2%  --   --   --      --         4.8%
Auction rate receipts........ $ 5,800     --   --   --   --      --     $ 5,800
 Average interest rate.......     3.8%    --   --   --   --      --         3.8%

Recent Pronouncements

   In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, or SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the balance sheet, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. SFAS 133 will be effective for fiscal years beginning after June 15, 1999. Currently, we do not hold derivative instruments or engage in hedging activities.

   In March 1998, the Accounting Standards Executive Committee, or AcSEC, released Statement of Position 98-1, or SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 requires companies to capitalize certain costs of computer software developed or obtained for internal use, provided that those costs are not research and development. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. We are evaluating the requirements of SOP 98-1 and the effects, if any, on our current policies on accounting for software costs.

   In December 1998, AcSEC released Statement of Position 98-9, or SOP 98-9, Modification of SOP 97-2, "Software Revenue Recognition" with Respect to Certain Transactions. SOP 98-9 amends SOP 97-2 to require that an entity recognize revenue for multiple element arrangements by means of the "residual method" when (1) there is vendor-specific objective evidence (VSOE) of the fair values of all the undelivered elements that are not accounted for by means of long-term contract accounting, (2) VSOE of fair value does not exist for one or more of the delivered elements, and (3) all revenue recognition criteria of SOP 97-2 (other than the requirement for VSOE of the fair value of each delivered element) are satisfied.

   The provisions of SOP 98-9 that extend the deferral of certain paragraphs of SOP 97-2 became effective December 15, 1998. These paragraphs of SOP 97-2 and SOP 98-9 will be effective for transactions that are entered into in fiscal years beginning after March 15, 1999. Retroactive application is prohibited. We are evaluating the requirements of SOP 98-9 and the effects, if any, on our current revenue recognition policies.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Consolidated Balance Sheets at December 31, 1998 and 1997..................   37

Consolidated Statements of Income and Comprehensive Income for each of the
 three years in the period ended December 31, 1998.........................   38

Consolidated Statements of Stockholders' Equity for each of the three years
 in the period ended December 31, 1998.....................................   39

Consolidated Statements of Cash Flows for each of the three years in the
 period ended December 31, 1998............................................   40

Notes to the Consolidated Financial Statements.............................   41

Report of Independent Accountants..........................................   56

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.

                              LEGATO SYSTEMS, INC.

                          CONSOLIDATED BALANCE SHEETS

                    (in thousands, except per share amount)

                                                              December 31,
                                                            ------------------
                                                              1998      1997
                                                            --------  --------
                          ASSETS
Current assets:
  Cash and cash equivalents................................ $ 81,128  $ 34,891
  Short-term investments...................................   28,472    28,147
  Accounts receivable, net.................................   36,787    21,426
  Other current assets.....................................    5,034     4,365
  Deferred tax asset.......................................    6,012     2,702
                                                            --------  --------
    Total current assets...................................  157,433    91,531
Long-term investments......................................    9,023     8,953
Property and equipment, net................................   17,630    10,514
Intangible assets, net.....................................    2,243     3,431
Other assets...............................................      536       362
                                                            --------  --------
    Total assets........................................... $186,865  $114,791
                                                            ========  ========
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable......................................... $  3,934  $  2,046
  Accrued compensation and benefits........................    9,198     3,890
  Accrued liabilities......................................    9,094     2,287
  Deferred revenue.........................................   19,651    12,491
                                                            --------  --------
    Total current liabilities..............................   41,877    20,714
Deferred tax liability.....................................      523       768
Commitments and contingencies (Note 4)
Common stock, $.0001 par value: 100,000 shares authorized
 and 37,627 and 35,798 shares issued and outstanding at
 December 31, 1998 and 1997, respectively..................        4         4
Additional paid-in capital.................................   89,719    66,428
Retained earnings..........................................   54,690    26,982
Deferred stock compensation................................       (4)      (22)
Accumulated other comprehensive income (loss)..............       56       (83)
                                                            --------  --------
  Total stockholders' equity...............................  144,465    93,309
                                                            --------  --------
    Total liabilities and stockholders' equity............. $186,865  $114,791
                                                            ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                              LEGATO SYSTEMS, INC.

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                     (in thousands, except per share data)

                                                      Year Ended December 31,
                                                      ------------------------
                                                        1998    1997    1996
                                                      -------- ------- -------
Revenue:
  Product licenses................................... $110,477 $66,356 $46,500
  Service and support................................   32,701  17,529  10,274
                                                      -------- ------- -------
    Total revenue....................................  143,178  83,885  56,774
Cost of revenue:
  Product licenses...................................    4,299   2,888   2,087
  Service and support................................   12,901   6,811   3,478
                                                      -------- ------- -------
    Total cost of revenue............................   17,200   9,699   5,565
                                                      -------- ------- -------
Gross profit.........................................  125,978  74,186  51,209
Operating expenses:
  Research and development...........................   21,784  14,753   9,517
  Sales and marketing................................   51,664  29,289  18,130
  General and administrative.........................   10,771   7,981   7,002
  Amortization of intangibles........................    1,118   1,117   1,097
  Merger-related expenses............................      645      --      --
  In-process research and development................       --      --   1,849
                                                      -------- ------- -------
    Total operating expenses.........................   85,982  53,140  37,595
                                                      -------- ------- -------
Income from operations...............................   39,996  21,046  13,614
Interest income, net.................................    4,221   2,162   1,812
                                                      -------- ------- -------
Income before provision for income taxes.............   44,217  23,208  15,426
Provision for income taxes...........................   16,509   9,196   6,504
                                                      -------- ------- -------
Net income........................................... $ 27,708 $14,012 $ 8,922
                                                      ======== ======= =======
Other comprehensive income, net of tax:
  Unrealized gains (losses) on securities............      139      50      (8)
                                                      -------- ------- -------
Comprehensive income................................. $ 27,847 $14,062 $ 8,914
                                                      ======== ======= =======
Net income per share--basic.......................... $   0.75 $  0.40 $  0.27
                                                      ======== ======= =======
Net income per share--diluted........................ $   0.69 $  0.37 $  0.24
                                                      ======== ======= =======
Shares used in per share calculations--basic.........   36,894  35,070  33,348
                                                      ======== ======= =======
Shares used in per share calculations--diluted.......   40,005  37,976  37,793
                                                      ======== ======= =======

  The accompanying notes are an integral part of these consolidated financial statements.

                              LEGATO SYSTEMS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (in thousands)

                                                             Deferred  Accumulated
                          Common Stock  Additional            Stock       Other
                          -------------  Paid-in   Retained  Compen-  Comprehensive
                          Shares Amount  Capital   Earnings   sation     Income      Total
                          ------ ------ ---------- --------  -------- ------------- --------
Balances, December 31,
 1995...................  32,382  $ 3    $47,388   $ 4,138     $(58)      $(125)    $ 51,346
Stock issued under
 option plans...........   1,534   --      1,045        --       --          --        1,045
Stock issued under
 employee stock purchase
 plan...................     210   --        887        --       --          --          887
Tax benefit from
 exercise of stock
 options................      --   --      7,115        --       --          --        7,115
Deferred stock
 compensation...........      --   --        163        --       18          --          181
Other...................      --   --         --       (90)      --          --          (90)
Unrealized loss on
 investments............      --   --         --        --       --          (8)          (8)
Net income..............      --   --         --     8,922       --          --        8,922
                          ------  ---    -------   -------     ----       -----     --------
Balances, December 31,
 1996...................  34,126    3     56,598    12,970      (40)       (133)      69,398
Stock issued under
 option plans...........   1,410    1      3,441        --       --          --        3,442
Stock issued under
 employee stock purchase
 plan...................     262   --      1,419        --       --          --        1,419
Tax benefit from
 exercise of stock
 options................      --   --      4,970        --       --          --        4,970
Deferred stock
 compensation...........      --   --         --        --       18          --           18
Unrealized gain on
 investments............      --   --         --        --       --          50           50
Net income..............      --   --         --    14,012       --          --       14,012
                          ------  ---    -------   -------     ----       -----     --------
Balances, December 31,
 1997...................  35,798    4     66,428    26,982      (22)        (83)      93,309
Stock issued under
 option plans...........   1,629   --      8,529        --       --          --        8,529
Stock issued under
 employee stock purchase
 plan...................     200   --      1,926        --       --          --        1,926
Tax benefit from
 exercise of stock
 options................      --   --     12,836        --       --          --       12,836
Deferred stock
 compensation...........      --   --         --        --       18          --           18
Unrealized gain on
 investments............      --   --         --        --       --         139          139
Net income..............      --   --         --    27,708       --          --       27,708
                          ------  ---    -------   -------     ----       -----     --------
Balances, December 31,
 1998...................  37,627  $ 4    $89,719   $54,690     $ (4)      $  56     $144,465
                          ======  ===    =======   =======     ====       =====     ========


  The accompanying notes are an integral part of these consolidated financial statements.

                              LEGATO SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                                  Year Ended December 31,
                                                 ----------------------------
                                                   1998      1997      1996
                                                 --------  --------  --------
Cash flows from operating activities:
Net income...................................... $ 27,708  $ 14,012  $  8,922
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Net deferred tax assets.......................   (3,555)     (536)   (1,308)
  Depreciation and amortization.................    5,858     3,948     2,138
  Write-off of in-process research and
   development..................................       --        --     1,849
  Provision for doubtful accounts...............      538       260       229
  Tax benefit from exercise of stock options....   12,836     4,970     7,115
  Other.........................................       --        --       163
  Changes in operating assets and liabilities:
    Accounts receivable.........................  (15,899)  (11,235)   (3,926)
    Other current assets........................   (2,102)   (1,484)   (1,801)
    Accounts payable............................    1,889       816       313
    Accrued compensation and benefits...........    5,307     1,480     1,103
    Accrued liabilities.........................    8,239      (141)     (290)
    Deferred revenue............................    7,160     4,642     2,720
                                                 --------  --------  --------
      Net cash provided by operating
       activities...............................   47,979    16,732    17,227
Cash flows from investing activities:
Purchase of available-for-sale securities.......  (59,834)  (44,067)  (47,943)
Maturities and sales of available-for-sale
 securities.....................................   59,578    37,034    38,116
Acquisition of property and equipment...........  (11,856)   (7,219)   (5,412)
Payment for purchase of subsidiaries, net of
 cash acquired..................................       --        --    (5,924)
Other...........................................     (103)     (238)     (173)
                                                 --------  --------  --------
      Net cash used in investing activities.....  (12,215)  (14,490)  (21,336)
Cash flows from financing activities:
Proceeds from issuance of common stock..........   10,455     4,861     1,932
Other...........................................       18        18       (72)
                                                 --------  --------  --------
      Net cash provided by financing
       activities...............................   10,473     4,879     1,860
                                                 --------  --------  --------
      Net increase (decrease) in cash and cash
       equivalents..............................   46,237     7,121    (2,249)
Cash and cash equivalents at beginning of
 period.........................................   34,891    27,770    30,019
                                                 --------  --------  --------
Cash and cash equivalents at end of period...... $ 81,128  $ 34,891  $ 27,770
                                                 ========  ========  ========
Supplemental Cash Flow Information:
Cash Transaction:
  Cash paid for income taxes.................... $     65  $  4,910  $  3,080
Non-cash transactions:
Deferred tax liability..........................       --        --     1,568
Unrealized gains (losses) on investments........      139        50        (8)

  The accompanying notes are an integral part of these consolidated financial statements.

                             LEGATO SYSTEMS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

 Nature of Operations

   The Company develops, licenses, markets and supports network storage management software products for heterogeneous client/server computing environments and large-scale enterprises. The Company's NetWorker family of software products, from which the Company derives a substantial majority of its revenue, supports many storage management server platforms and can accommodate a variety of servers, clients, applications, databases and storage devices. The Company licenses its products through resellers and directly to end users primarily located in North America, Europe and Asia Pacific. The Company also licenses its source code to original equipment manufacturers ("OEMs") in exchange for initial licensing fees and receives ongoing royalties from the OEMs' product sales. Substantially all of the OEMs are large computer system and software suppliers located in the United States, Europe and Asia Pacific.

 Basis of Presentation

   The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and branch offices. All significant intercompany balances and transactions have been eliminated. Accounts denominated in foreign currencies have been remeasured into the functional currency, using the U. S. dollar as the functional currency. Foreign currency gains and losses from remeasurement, which have been insignificant, are included in the consolidated statements of income and comprehensive income.

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

   Short-term and long-term investments on the balance sheet are classified as available-for-sale and are carried at fair value, with the unrealized gains or losses, net of tax, reported in stockholders' equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, both of which are included in interest income. Realized gains and losses are recorded on the specific identification method. Realized gains or losses were not significant in 1998, 1997 and 1996.

   The amounts reported for cash equivalents, receivables and other financial instruments are considered to approximate fair values based upon comparable market information available at the respective balance sheet dates. Financial instruments that potentially subject the Company to concentrations of credit risks comprise principally cash, investments and trade accounts receivable. The Company invests its excess cash in accordance with its investment policy that has been approved by the Board of Directors and is reviewed periodically to minimize credit risk. The policy authorizes the investment of excess cash in government securities, tax exempt municipal securities, Eurodollar notes and bonds, time deposits, certificates of deposit, commercial paper rated Aa or better and other specific money market and corporate instruments of similar liquidity and credit quality. (See Note 3)

                             LEGATO SYSTEMS, INC.

 Property and Equipment

   Property and equipment are stated at cost. Depreciation for property and equipment is provided using the straight-line method over the estimated useful lives of the respective assets, which is generally three years for computer equipment and office furniture and three to ten years for furniture and fixtures. Depreciation for leasehold improvements is provided using the straight-line method over the shorter of the estimated useful lives of the respective assets or the remaining lease term, generally seven to ten years. Depreciation expense for 1998, 1997 and 1996 was $4,741,000, $2,830,000 and
$1,040,000, respectively.

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

 Revenue Recognition

   The Company's revenue is derived from primarily two sources, across many industries: (i) product license revenue, derived primarily from product sales to resellers and end users, including large scale enterprises and royalty revenue, derived primarily from initial license fees and ongoing royalties from product sales by source code OEMs; and (ii) service and support revenue, derived primarily from providing software updates, support and education and consulting services to end users.

   The Company adopted the provisions of Statement of Position 97-2, or SOP 97-2, Software Revenue Recognition, as amended by Statement of Position 98-4, Deferral of the Effective Date of Certain Provisions of SOP 97-2, effective January 1, 1998. SOP 97-2 supersedes Statement of Position 91-1, Software Revenue Recognition, and delineates the accounting for software product and maintenance revenue. Under SOP 97-2, the Company recognizes product revenue upon shipment if a signed contract exists, the fee is fixed and determinable, collection of resulting receivables is probable and product returns are reasonably estimable, except for sales to domestic distributors, which are recognized upon sale by the distributor to end-users. The Company has recognized revenue from domestic distributors upon sale by the distributor to end users since these distributors have unlimited rights of return and the Company historically has not been able to make reasonable estimates of product returns from these distributors. Estimated product returns are recorded upon recognition of revenue from customers having rights of return, including exchange rights for unsold products and product upgrades. Provisions for estimated warranty costs and anticipated retroactive price adjustments are recorded at the time products are shipped. In 1997 and 1996, the Company's revenue recognition policy was the same as set forth above.

   For contracts with multiple obligations (e.g. deliverable and undeliverable products, maintenance and other services), the Company allocates revenue to each component of the contract based on objective evidence of its fair value, which is specific to the Company, or for products not being sold separately, the price established by management. The Company recognizes revenue allocated to undelivered products when the criteria for product revenue set forth above are met. The Company recognizes revenue allocated to maintenance fees for ongoing customer support and product updates ratably over the period of the maintenance contract. Payments for maintenance fees are generally made in advance and are non-refundable. For revenue allocated to education and consulting services, the Company recognizes revenue as the related services are performed.

   The Company recognizes product revenue from royalty payments upon receipt of quarterly royalty reports from OEMs related to their product sales for the previous quarter.

                             LEGATO SYSTEMS, INC.

   The Company performs ongoing credit evaluations of its customers' financial condition and does not require collateral. The Company maintains allowances for potential credit losses and such losses have been within management's expectations.

 Research and Development Costs

   Costs incurred in the research and development of new software products are expensed as incurred until technological feasibility is established. Development costs are capitalized beginning when a product's technological feasibility has been established and ending when the product is available for general release to customers. Technological feasibility is reached when the product reaches the beta stage. To date, products and enhancements have generally reached technological feasibility and have been released for sale at substantially the same time.

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

 Advertising and Promotional Costs

   The Company expenses advertising and promotional costs as they are incurred. Advertising expense for 1998, 1997 and 1996 was $2,296,000, $2,439,000 and $1,925,000, respectively.

 Computation of Net Income Per Share

   Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common equivalent shares consist of the incremental common shares issuable upon exercise of stock options.

   A reconciliation of the numerator and denominator of basic and diluted net income per share is provided as follows (in thousands, except per share amounts):

                                                        1998    1997    1996
                                                       ------- ------- -------
   Numerator--Net income per share, basic and diluted
     Net income....................................... $27,708 $14,012 $ 8,922
                                                       ======= ======= =======
   Denominator--Net income per share, basic
     Weighted average common shares outstanding.......  36,894  35,070  33,348
                                                       ------- ------- -------
     Net income per share--basic...................... $  0.75 $  0.40 $  0.27
                                                       ======= ======= =======
   Denominator--Net income per share, diluted
     Weighted average common shares outstanding.......  36,894  35,070  33,348
   Effect of dilutive securities--common stock
    options...........................................   3,111   2,906   4,445
                                                       ------- ------- -------
     Weighted average common and common equivalent
      shares..........................................  40,005  37,976  37,793
                                                       ------- ------- -------
     Net income per share--diluted.................... $  0.69 $  0.37 $  0.24
                                                       ======= ======= =======
   Options excluded from diluted earnings per share
    calculation.......................................      80     192      76
                                                       ======= ======= =======

                             LEGATO SYSTEMS, INC.

   Certain shares of common stock issuable upon exercise of stock options were excluded from the calculation of diluted net income per share because the options' exercise price was greater than the average market price of the common shares.

 Comprehensive Income

   The Company adopted Statement of Financial Accounting Standards No. 130, or SFAS 130, Accounting for Comprehensive Income, during the fiscal year ended 1998. This statement establishes standards for reporting and display of comprehensive income and its components (including revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Company's unrealized gains on investments represent the only component of comprehensive income which is excluded from net income for 1998 and prior years. The Company's comprehensive income has been presented in the consolidated financial statements. The tax effects allocated to the component of other comprehensive income and accumulated other comprehensive income balances are as follows:

                                               Before-Tax Tax Benefit Net of Tax
                                                 Amount    (Expense)    Amount
                                               ---------- ----------- ----------
                                                        (in thousands)
   1998:
   Unrealized gains on securities.............    $221       $(82)       $139
                                                  ----       ----        ----
   Total other comprehensive income...........    $221       $(82)       $139
                                                  ====       ====        ====
   1997:
   Unrealized gains on securities.............    $ 79       $(29)       $ 50
                                                  ----       ----        ----
   Total other comprehensive income...........    $ 79       $(29)       $ 50
                                                  ====       ====        ====
   1996:
   Unrealized loss on securities..............    $(12)      $  4        $ (8)
                                                  ----       ----        ----
   Total other comprehensive income...........    $(12)      $  4        $ (8)
                                                  ====       ====        ====

                                                  Unrealized   Accumulated Other
                                                Gains (Losses)   Comprehensive
                                                on Securities       Income
                                                -------------- -----------------
   Balance, December 31, 1995..................     $(125)           $(125)
   Current period change.......................        (8)              (8)
                                                    -----            -----
   Balance, December 31, 1996..................      (133)            (133)
   Current period change.......................        50               50
                                                    -----            -----
   Balance, December 31, 1997..................       (83)             (83)
   Current period change.......................       139              139
                                                    -----            -----
   Balance, December 31, 1998..................     $  56            $  56
                                                    =====            =====

 Recent Pronouncements

   In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, or SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the balance sheet, and that the corresponding gains or losses be reported either in

                             LEGATO SYSTEMS, INC.

the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. SFAS 133 will be effective for fiscal years beginning after June 15, 1999. The Company does not currently hold derivative instruments or engage in hedging activities.

   In March 1998, the Accounting Standards Executive Committee, or AcSEC, released Statement of Position 98-1, or SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 requires companies to capitalize certain costs of computer software developed or obtained for internal use, provided that those costs are not research and development. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. The Company is evaluating the requirements of SOP 98-1 and the effects, if any, on the Company's current policies on accounting for software costs.

   In December 1998, AcSEC released Statement of Position 98-9, or SOP 98-9, Modification of SOP 97-2, "Software Revenue Recognition," with Respect to Certain Transactions. SOP 98-9 amends SOP 97-2 to require that an entity recognize revenue for multiple element arrangements by means of the "residual method" when (1) there is vendor-specific objective evidence (VSOE) of the fair values of all the undelivered elements that are not accounted for by means of long-term contract accounting, (2) VSOE of fair value does not exist for one or more of the delivered elements, and (3) all revenue recognition criteria of SOP 97-2 (other than the requirement for VSOE of the fair value of each delivered element) are satisfied.

   The provisions of SOP 98-9 that extend the deferral of certain paragraphs of SOP 97-2 became effective December 15, 1998. These paragraphs of SOP 97-2 and SOP 98-9 will be effective for transactions that are entered into in fiscal years beginning after March 15, 1999. Retroactive application is prohibited. The Company is evaluating the requirements of SOP 98-9 and the effects, if any, on the Company's current revenue recognition policies.

 Reclassifications

   Certain reclassifications were made to the 1996 and 1997 consolidated financial statements to conform to the 1998 presentation. The reclassifications have no significant effect on previously reported financial position, results of operations or cash flows.

2. Consolidated Balance Sheet Detail

                                                                December 31,
                                                              -----------------
                                                                1998     1997
                                                              --------  -------
                                                               (in thousands)
   Accounts receivable:
     Trade accounts receivable............................... $ 37,951  $22,257
     Allowance for doubtful accounts.........................   (1,164)    (831)
                                                              --------  -------
                                                              $ 36,787  $21,426
                                                              ========  =======
   Property and equipment:
     Computer equipment and software......................... $ 16,498  $ 9,723
     Furniture and fixtures..................................    4,154    2,065
     Office equipment........................................    1,691    1,448
     Leasehold improvements and construction in process......    5,635    2,671
                                                              --------  -------
                                                                27,978   15,907
     Accumulated depreciation................................  (10,348)  (5,393)
                                                              --------  -------
                                                              $ 17,630  $10,514
                                                              ========  =======

                              LEGATO SYSTEMS, INC.

3. Investments

   The following table summarizes the fair value and unrealized gains and losses of debt securities at December 31, 1998 and 1997. All debt securities have been classified as available-for-sale:

                                                 Gross      Gross    Estimated
                                               Unrealized Unrealized   Fair
                                        Cost     Gains      Losses     Value
                                       ------- ---------- ---------- ---------
                                                   (in thousands)
   December 31, 1998:
     Municipal securities............. $31,474    $229       $ (8)    $31,695
     Auction rate receipts............   5,800      --         --       5,800
                                       -------    ----       ----     -------
                                       $37,274    $229       $ (8)    $37,495
                                       =======    ====       ====     =======
   December 31, 1997:
     Municipal securities............. $29,421    $153       $(74)    $29,500
     U.S. government agency
      securities......................   5,000      --         --       5,000
     Auction rate receipts............   2,600      --         --       2,600
                                       -------    ----       ----     -------
                                       $37,021    $153       $(74)    $37,100
                                       =======    ====       ====     =======

   The amortized cost and estimated fair value of investments in debt securities at December 31, 1998 and 1997, by contractual maturity, are as follows:

                                                                      Estimated
                                                               Cost   Fair Value
                                                              ------- ----------
                                                                (in thousands)
   December 31, 1998:
     Due in 1 year or less................................... $28,288  $28,472
     Due in 1-3 years........................................   8,986    9,023
                                                              -------  -------
     Total investment in debt securities..................... $37,274  $37,495
                                                              =======  =======
   December 31, 1997:
     Due in 1 year or less................................... $27,963  $28,147
     Due in 1-3 years........................................   9,058    8,953
                                                              -------  -------
     Total investment in debt securities..................... $37,021  $37,100
                                                              =======  =======

4. Commitments and Contingencies

   The Company leases its operating facilities under non-cancelable operating leases that expire at various dates through February 2007. Minimum lease commitments at December 31, 1998 were as follows (in thousands):

   1999................................................................ $ 4,181
   2000................................................................   3,937
   2001................................................................   3,836
   2002................................................................   3,699
   2003 and thereafter.................................................  16,357
                                                                        -------
   Total minimum lease commitments..................................... $32,010
                                                                        =======

   Rent expense for 1998, 1997 and 1996 was $4,389,000, $2,937,000 and
$1,946,000, respectively.

                             LEGATO SYSTEMS, INC.

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

5. Acquisitions

   In August 1998, the Company issued 249,999 shares of common stock in exchange for all of the outstanding shares of Software Moguls, Inc., a developer of advanced backup-retrieval products for the Windows NT and UNIX environments. The Company accounted for the combination as a pooling of interests. Accordingly, the Company restated the accompanying financial statements and financial data to represent the combined financial results of the previously separate entities for all periods presented.

   The table below presents the separate results of operations for Software Moguls, Inc. for the periods prior to the combination. The Company's results of operations include Software Moguls since the transaction:

                                                      Year Ended December 31,
                                                      --------------------------
                                                        1998     1997     1996
                                                      --------  -------  -------
                                                           (in thousands)
   Revenue:
     Legato Systems, Inc............................. $142,233  $81,834  $54,249
     Software Moguls, Inc............................      945    2,051    2,525
                                                      --------  -------  -------
       Total revenue................................. $143,178  $83,885  $56,774
                                                      ========  =======  =======
   Net income (loss):
     Legato Systems, Inc............................. $ 28,111  $15,658  $ 8,620
     Software Moguls, Inc............................     (403)  (1,646)     302
                                                      --------  -------  -------
       Net income.................................... $ 27,708  $14,012  $ 8,922
                                                      ========  =======  =======

   On January 5, 1996, the Company completed its acquisition of Innovus, Inc., Innovus Technologies, Inc. and 815598 Ontario, Inc. (collectively "Innovus"), each based in Canada, for approximately $6,687,000, including acquisition costs. Prior to the acquisition, Innovus (except for 815598 Ontario, Inc.) was in the business of (i) the porting of licensed software for Hewlett-Packard HP9000 and HP3000 series computers and the sale and distribution of such ported software, and (ii) supplying clinical trials and research services on contract in the Canadian pharmaceutical industry. Prior to the acquisition, 815598 Ontario, Inc. did not conduct any business other than holding shares of capital stock of Innovus, Inc. The acquisition was accounted for using the purchase method and on that basis, resulted in a one time write-off of $1,849,000 for purchased in-process research and development for which there was no alternative future use and technological feasibility was not established.

   The amount allocated to the in-process technology represented the purchased in-process technology for two projects that had not yet reached technological feasibility and had no alternative future use. The value of these projects was determined by estimating the costs to develop the purchased in-process technology into commercially viable products; estimating the resulting net cash flows from the sale of the products resulting from the completion of the projects reduced by the portion of the revenue attributable to core technology; and discounting the net cash flows back to their present value.

   The nature of the efforts to develop the purchased in-process technology into commercially viable products principally related to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the product can be produced to meet its design specification including

                             LEGATO SYSTEMS, INC.

function, features and technical performance requirements. The resulting net cash flows from such products were based on the Company's estimates of revenue, cost of sales, research and development costs, sales and marketing costs, and income taxes from such projects.

   The estimated revenue includes average compounded annual revenue growth rates for the projects from 1996 to 1998, and declining growth rates thereafter through 2000. These projections were based on the Company's estimates of market size and growth, expected trends in technology and the nature and expected timing of new product introductions by the Company. Estimated cost of sales was consistent with the Company's current cost of sales and future expectations for cost of sales. Sales and marketing costs were expected to be consistent with that of the Company's average costs in these areas. Research and development costs as a percentage of estimate revenue were expected to be higher than the Company's average costs in the introduction and early phases of product sales and then decline to the Company's average costs. This research and development cost pattern is consistent with the Company's historical experience through product life cycles. Estimated income taxes were consistent with the Company's anticipated tax rate for the foreseeable future.

   The Company introduced the products during 1996 as anticipated. The related net cash flows in 1996, 1997 and 1998 have been in excess of those projected. The Company currently believes the aggregate net cash flows originally anticipated will be realized and that there has been no material change in the expected return on investment related to these products. However, we cannot guarantee that the Company will realize revenue from these products in amounts estimated and actual revenue realized from these products may be significantly lower than expected in the future.

   The balance of the purchase price in excess of net assets acquired was allocated to purchased technology and goodwill totaling $4,060,000. Additional goodwill of $1,568,000 arose as a result of recording a deferred tax liability related to timing differences in the amortization of purchased technology for book and tax purposes. The Company is amortizing purchased technology and goodwill on a straight-line basis over five years. The operating results of Innovus have been consolidated with the Company's operating results beginning as of the acquisition date. Substantially all of the net assets of Innovus, Inc., the Company's clinical research business, were sold in September 1996 for approximately $150,000, which approximated the carrying amount of those net assets. The Company has discontinued all clinical research activities. The discontinuance did not have a significant effect on the operating results of the Company. At December 31, 1998 and 1997, purchased technology and goodwill, net of accumulated amortization of $3,334,000 and $2,197,000, were $2,243,000 and $3,431,000, respectively.

6. Stockholders' Equity

 Preferred Stock

   The Company is authorized to issue 5,000,000 shares of preferred stock, none of which is issued or outstanding. The Board of Directors has the authority to issue the preferred stock in one or more series and to fix rights, preferences, privileges and restrictions, and the number of shares constituting any series and the designation of such series, without any further vote or action by the stockholders.

 Stockholder Rights Plan

   In May 1997, the Company adopted a stockholder rights plan (the "Rights Plan") in which preferred stock rights were distributed as a rights dividend at a rate of one right for each share of common stock held as of the close of business on June 23, 1997. The Rights Plan is designed to deter coercive or unfair takeover tactics and to prevent an acquirer from gaining control of the Company without offering a fair price in the event the Company is confronted in the future with coercive or unfair takeover tactics. The rights expire May 23, 2007.

                             LEGATO SYSTEMS, INC.

 Stock Option/Stock Issuance Plan

   The Company's 1995 Stock Option/Stock Issuance Plan (the "1995 Plan") is the successor equity incentive program to the Company's 1989 Stock Option and Restricted Stock Plan and became effective on July 5, 1995. Approximately 8,368,000 shares of common stock were authorized for issuance under the 1995 Plan. The share reserve automatically increases on the first trading day in each calendar year, beginning with the 1997 calendar year, by the number of shares equal to three percent of the total number of shares of the Company's common stock outstanding on December 31 of the immediately preceding calendar year. Options to purchase shares may be granted and shares may be issued directly under the 1995 Plan. Options must have an exercise price not less than 100% and 85% of fair market value of the common stock on the date of grant for incentive stock options and non-statutory stock options, respectively. The purchase price for shares issued directly may not be less than 85% of fair market value on the date of grant. Options generally vest over four years and terminate ten years from their original grant dates.

   The 1995 Plan is divided into three separate components: (i) the Discretionary Option Grant Program, under which employees, non-employee Board members who are not serving on the Company's Compensation Committee and consultants may, at the discretion of the Compensation Committee, be granted options to purchase shares of common stock, (ii) the Stock Issuance Program, under which such persons may, at the Compensation Committee's discretion, be issued shares of common stock directly, through the purchase of such shares or in consideration of the past performance of services, and (iii) the Automatic Option Grant Program, under which option grants will automatically be made at periodic intervals to eligible non-employee Board members to purchase shares of common stock at an exercise price equal to 100 percent of their fair market value on the grant date. Under the Automatic Option Grant Program, each individual who first becomes a non-employee Board member will receive a 48,000 share option grant on the date such individual joins the Board, provided such individual has not been previously employed by the Company. In addition, at each Annual Stockholders Meeting, each individual who has served as a non-employee Board member for at least six months prior to such Annual Meeting and who is to continue to serve as a non-employee Board member after the meeting will receive an additional option grant to purchase 12,000 shares of common stock, whether or not such individual has been in the prior employ of the Company.

   Options granted under the 1995 Plan generally become exercisable over a four year period, whereby 25 percent of the shares become exercisable one year after the grant date and the remaining unvested shares ratably thereafter over 36 months. Options granted prior to July 5, 1995 contain provisions allowing for early exercise of unvested options. Shares issued upon such early exercise are subject to vesting and repurchase rights by the Company. At December 31, 1998, 1997 and 1996, none of the shares outstanding was subject to repurchase by the Company. Upon exercise, approximately 173,000, 988,000 and 2,026,000 option shares under grant were subject to repurchase by the Company at December 31, 1998, 1997 and 1996, respectively.

                             LEGATO SYSTEMS, INC.

   The following is a summary of option activity:

                                            Weighted Average
                                 Number      Exercise Price    Option Price
                               of Shares       Per Share        Per Share
                             -------------- ---------------- ----------------
                             (in thousands)
   Outstanding at December
    31, 1995................      5,602         $  1.42      $ 0.03 -- $ 9.38
     Options granted........      1,390         $ 10.56      $ 5.92 -- $22.25
     Options exercised......     (1,534)        $  0.68      $ 0.03 -- $ 9.38
     Options canceled.......       (292)        $  4.50      $ 0.38 -- $22.25
                                 ------
   Outstanding at December
    31, 1996................      5,166         $  3.93      $ 0.05 -- $22.25
     Options granted........      2,505         $ 14.00      $ 6.07 -- $23.32
     Options exercised......     (1,410)        $  1.65      $ 0.05 -- $12.00
     Options canceled.......       (908)        $ 11.03      $ 0.38 -- $22.25
                                 ------
   Outstanding at December
    31, 1997................      5,353         $  8.02      $ 0.05 -- $23.32
     Options granted........      1,835         $ 28.31      $20.56 -- $57.13
     Options exercised......     (1,629)        $  5.24      $ 0.05 -- $20.50
     Options canceled.......       (384)        $ 16.19      $ 0.88 -- $52.44
                                 ------
   Outstanding at December
    31, 1998................      5,175         $ 15.51      $ 0.06 -- $57.13
                                 ======

   At December 31, 1998, approximately 2,351,000 shares of common stock remained available for grant under the 1995 Plan. At December 31, 1998, 1997 and 1996, approximately 1,893,000, 1,649,000 and 1,626,000 options were exercisable at weighted average exercise prices per share of $7.14, $3.02 and $1.21, respectively. Approximately 7,526,000 shares of common stock were reserved for future issuance as of December 31, 1998.

   The options outstanding and currently exercisable by exercise price at December 31, 1998 are as follows:

                                       Options Outstanding                       Options Exercisable
                     ------------------------------------------------------- ----------------------------
                                      Weighted Average
                       Number    Remaining Contractual Life Weighted Average   Number    Weighted Average
   Exercise Prices   Outstanding         (in years)          Exercise Price  Exercisable  Exercise Price
   ---------------   ----------- -------------------------- ---------------- ----------- ----------------
                                           (in thousands, except per share amounts)
   $ 0.06 -- $ 0.38       134               4.02                 $ 0.27           134         $ 0.27
   $ 0.88 -- $ 1.56       794               6.09                 $ 1.44           646         $ 1.40
   $ 2.81 -- $ 3.75        92               6.43                 $ 3.37            68         $ 3.41
   $ 4.75 -- $11.88     1,494               7.63                 $ 9.14           717         $ 8.02
   $12.00 -- $19.44       877               8.78                 $16.65           161         $16.34
   $20.50 -- $21.69       117               8.98                 $21.02            14         $20.85
   $22.00 -- $22.53       934               9.07                 $22.49           150         $22.53
   $23.31 -- $57.13       733               9.47                 $36.74             3         $38.59
                        -----                                                   -----
                        5,175                                                   1,893
                        =====                                                   =====

   The Company has elected to continue to follow the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, for financial reporting purposes and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, or SFAS 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for the options granted under the 1995 Plan. The fair value of the Company's stock options was estimated using a Black-Scholes option pricing model. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. Since the

                             LEGATO SYSTEMS, INC.

Company's stock options granted to employees have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reasonable single measure of the fair value of its stock options. The fair value of each option grant is estimated on the date of grant using a type of Black-Scholes option pricing model with the following assumptions used for grants:

                                                          1998    1997    1996
                                                         ------  ------  ------
   Expected volatility..................................  0.806   0.647   0.645
   Weighted-average risk-free interest rate.............   4.83%   6.18%   6.12%
   Expected life (from vesting date).................... 1 year  1 year  1 year
   Expected dividends...................................     --      --      --

   Based on the above assumptions, the aggregate fair value and weighted average fair value per share of options granted in 1998, 1997 and 1996 were $29,061,000, $16,237,000 and $7,283,000, and $15.84, $7.00 and $5.24,
respectively.

 Employee Stock Purchase Plan

   The Company maintains an Employee Stock Purchase Plan (the "Purchase Plan") under which 1,600,000 shares of common stock are reserved for issuance. The Purchase Plan is administered over offering periods of 24 months each, with each offering period divided into four consecutive six-month purchase periods beginning August 1 and February 1 of each year. Eligible employees may designate not more than 10 percent of their cash compensation to be deducted each pay period for the purchase of common stock under the Purchase Plan, and participants may not purchase more than 2,000 shares of stock in any one six-month purchase period. On the last business day of each purchase period, shares of common stock are purchased with the employee's payroll deductions accumulated during the six months, generally at a price per share of 85 percent of the market price of the common stock on the employee's entry date into the applicable offering period or the last day of the applicable purchase period, whichever is lower. For the year ended December 31, 1998, 1997 and 1996, 200,000, 262,000 and 210,000 shares were issued under the plan at weighted average purchase price of $14.88, $14.43 and $11.86, respectively. At December 31, 1998, 929,000 shares were reserved for future issuance under the plan.

   Under SFAS 123, compensation cost is also recognized for the fair value of employee's purchase rights under the Employee Stock Purchase Plan, which was estimated using the following assumptions for 1998, 1997 and 1996, respectively:

                                                     1998      1997      1996
                                                   --------  --------  --------
   Expected volatility............................    0.806     0.647     0.645
   Weighted-average risk-free interest rate.......     4.86%     6.05%     5.86%
   Expected life.................................. 6 months  6 months  6 months
   Expected dividends.............................       --        --        --

   Based on the above assumptions, the aggregate fair value and weighted average fair value per share of those purchase rights granted in 1998, 1997 and 1996 was $1,821,000, $2,437,000 and $298,000, and $7.38, $6.78 and $4.91,
respectively.

 Pro Forma Stock Compensation Cost

   For pro forma purposes, had compensation cost for the 1995 Plan and the Purchase Plan been determined based on the fair value at the grant date for awards in 1998, 1997 and 1996 consistent with the provisions of

                             LEGATO SYSTEMS, INC.

SFAS 123, the Company's net income, basic and diluted net income per share for 1998, 1997 and 1996 would have been as follows:

                                                          1998    1997    1996
                                                         ------- ------- ------
                                                         (in thousands, except
                                                            per share data)
   Net income--as reported.............................. $27,708 $14,012 $8,922
                                                         ======= ======= ======
   Net income--pro forma................................ $16,886 $10,282 $7,100
                                                         ======= ======= ======
   Net income--per share basic as reported.............. $  0.75 $  0.40 $ 0.27
                                                         ======= ======= ======
   Net income--per share basic pro forma................ $  0.46 $  0.29 $ 0.21
                                                         ======= ======= ======
   Net income--per share diluted as reported............ $  0.69 $  0.37 $ 0.24
                                                         ======= ======= ======
   Net income--per share diluted pro forma.............. $  0.42 $  0.27 $ 0.19
                                                         ======= ======= ======

   As the provisions of SFAS 123 are only applied to stock options granted after January 1, 1995 in the above pro forma amounts, the impact of pro forma stock compensation cost will likely continue to increase as the vesting period for the Company's options and the period over which the stock compensation is charged to expense is generally four years.

7. Employee Benefit Plans

 Profit Sharing Plan

   The Company has a 401(k) Profit Sharing Plan (the Plan) covering all of its employees. Under the Plan, participating employees may elect to contribute up to 15 percent of their eligible compensation, subject to certain limitations. The Company may make contributions to the Plan at the discretion of the Board of Directors. The Company contributed $586,000 and $260,000 to the Plan in 1998 and 1997, respectively. No contributions were made to the Plan in 1996.

8. Income Taxes

   The provision for income taxes consists of the following:

                                                        1998     1997    1996
                                                       -------  ------  -------
                                                           (in thousands)
   Current:
     Federal.......................................... $16,176  $7,342  $ 5,855
     State............................................   4,111   1,990    1,514
     Foreign..........................................   1,035     400      443
                                                       -------  ------  -------
                                                        21,322   9,732    7,812
   Deferred:
     Federal..........................................  (4,035)   (194)    (937)
     State............................................    (464)    (28)     (57)
     Foreign..........................................    (314)   (314)    (314)
                                                       -------  ------  -------
                                                        (4,813)   (536)  (1,308)
                                                       -------  ------  -------
                                                       $16,509  $9,196  $ 6,504
                                                       =======  ======  =======

                             LEGATO SYSTEMS, INC.

   In 1998, income before provision for income taxes consisted of $42,823,000 of income from U.S. operations and $1,394,000 of income from foreign operations. In 1997, income before provision for income taxes consisted of $23,002,000 of income from U.S. operations and $206,000 of income from foreign operations. In 1996, income before provision for income taxes consisted of $17,623,000 of income from U.S. operations and $2,197,000 of losses from foreign operations. The tax benefit associated with dispositions from employee stock plans reduced taxes currently payable for 1998, 1997 and 1996 by $12,836,000, $4,970,000 and $7,115,000, respectively. Such benefit was recorded as additional paid-in capital.

   The Company's effective tax rate differs from the statutory federal income tax rate as follows:

                                                               1998  1997  1996
                                                               ----  ----  ----
   Statutory federal income tax rate.......................... 35.0% 35.0% 35.0%
   State income taxes, net of federal benefit.................  5.0   5.1   5.4
   Tax exempt interest income................................. (1.3) (2.9) (3.4)
   Research and experimental credit........................... (0.8) (1.6) (0.8)
   Software Moguls, Inc. losses not benefited.................  0.1   2.6    --
   Other...................................................... (0.7)  1.4   1.3
                                                               ----  ----  ----
     Subtotal................................................. 37.3% 39.6% 37.5%
   In-process research and development........................   --    --   4.7
                                                               ----  ----  ----
   Effective tax rate......................................... 37.3% 39.6% 42.2%
                                                               ====  ====  ====

   As a result of the Company's acquisition of Software Moguls, Inc. in August 1998, accounted for as a pooling-of-interests, additional tax provisions were not required since Software Moguls, Inc. was a non-taxable S-corporation prior to the acquisition. On a pro forma basis, the tax impact of the acquisition on the Company's 1998 and 1996 results of operations was not material. On a pro forma basis, the tax impact of the acquisition would have increased the Company's 1997 net income by approximately $609,000 as a result of a net loss of $1.6 million for Software Moguls, Inc., assuming an effective tax rate of 37 percent. The pro forma basic and diluted net income per share would have been $0.42 and $0.39, respectively for 1997.

   Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                 December 31,
                                                                 --------------
                                                                  1998    1997
                                                                 ------  ------
                                                                      (in
                                                                  thousands)
   Deferred tax assets:
     Allowances, accrued liabilities and other.................. $2,141  $1,073
     Accrued compensation and benefits..........................    896     360
     State taxes................................................    356     567
     Deferred revenue...........................................  2,722     874
                                                                 ------  ------
                                                                  6,115   2,874
   Deferred tax liabilities:
     Intangible asset--purchased technology.....................   (626)   (940)
                                                                 ------  ------
   Net deferred tax asset....................................... $5,489  $1,934
                                                                 ======  ======

                             LEGATO SYSTEMS, INC.

9. Industry and Geographic Segment Information

   The Company has adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, or SFAS 131, Disclosures about Segments of an Enterprise and Related Information, effective for fiscal years beginning after December 31, 1997. SFAS 131 supersedes Statement of Financial Accounting Standards No. 14, or SFAS 14, Financial Reporting for Segments of a Business Enterprise. SFAS 131 changes current practice under SFAS 14 by establishing a new framework on which to base segment reporting and also requires interim reporting of segment information.

   Management uses one measurement of profitability for its business. The Company's software products and related services are developed and marketed to support heterogeneous client/server computing environments and large scale enterprises. The Company markets its products and related services to customers in the United States, Canada, Europe and Asia Pacific.

   Revenue and long-lived-asset information by geographic area as of and for the year ended:

                                                                      Long-lived
                                                             Revenue    Assets
                                                             -------- ----------
                                                               (in thousands)
   December 31, 1998:
     United States.........................................  $100,719  $14,901
     International.........................................    42,459    4,972
                                                             --------  -------
     Total.................................................  $143,178  $19,873
                                                             ========  =======
   December 31, 1997:
     United States.........................................  $ 62,154  $ 8,872
     International.........................................    21,731    5,073
                                                             --------  -------
     Total.................................................  $ 83,885  $13,945
                                                             ========  =======
   December 31, 1996:
     United States.........................................  $ 45,218  $ 5,544
     International.........................................    11,556    5,053
                                                             --------  -------
     Total.................................................  $ 56,774  $10,597
                                                             ========  =======

   One customer accounted for 11 percent of the Company's total revenue, or $9.0 million and $5.9 million, for 1997 and 1996, respectively. No one customer accounted for more than 10 percent of the Company's total revenue for 1998.

   The Company's product license revenue consists of the following:

                                                       1998    1997    1996
                                                     -------- ------- -------
                                                          (in thousands)
   Product license revenue from resellers and end-
    users........................................... $ 91,322 $49,695 $33,628
   Product license revenue, primarily royalties.....   19,155  16,661  12,872
                                                     -------- ------- -------
     Total product license revenue.................. $110,477 $66,356 $46,500
                                                     ======== ======= =======

                             LEGATO SYSTEMS, INC.

10. Selected Quarterly Financial Data (unaudited)

                                                 First  Second   Third  Fourth
                                                Quarter Quarter Quarter Quarter
                                                ------- ------- ------- -------
                                                (in thousands, except per share
                                                             data)
   1998:
   Total revenue............................... $28,414 $32,732 $37,492 $44,540
   Gross profit................................  25,133  28,562  32,856  39,427
   Net income..................................   5,195   5,404   7,527   9,582
   Net income per share--basic................. $  0.14 $  0.15 $  0.20 $  0.26
   Net income per share--diluted............... $  0.13 $  0.14 $  0.19 $  0.24
   1997:
   Total revenue............................... $17,125 $18,688 $21,988 $26,085
   Gross profit................................  15,239  16,557  19,385  23,005
   Net income..................................   2,979   2,946   4,273   3,814
   Net income per share--basic................. $  0.09 $  0.08 $  0.12 $  0.11
   Net income per share--diluted............... $  0.08 $  0.08 $  0.11 $  0.10

11. Subsequent Event (unaudited)

   On October 25, 1998, the Company entered into a definitive agreement to acquire Qualix Group, Inc. (dba FullTime Software, Inc.), a developer of distributed, enterprise-wide, cross-platform, adaptive computing solutions that enable customers to proactively manage application service level availability. The agreement provides for the issuance of 1,721,000 shares of the Company's common stock in exchange for all the common stock and options of Qualix Group, Inc. The transaction is expected to be completed by the end of the first quarter or April of 1999, and is subject to the satisfaction of standard closing conditions, including regulatory approval and the approval of Qualix Group, Inc. stockholders. The transaction is expected to be accounted for as a pooling of interests.

   On January 28, 1999, the Company entered into a definitive agreement to acquire Intelliguard Software, Inc., a developer of standards-based storage management solutions for storage area networks. The agreement provides for the issuance of 720,000 shares of the Company's common stock and the cash equivalent of 180,000 shares of the Company's common stock at the closing price on the day preceding the completion of the transaction for all of the outstanding stock and stock rights of Intelliguard Software, Inc. The transaction is expected to be completed by the end of the first quarter of 1999 or April of 1999, and is subject to the satisfaction of standard closing conditions, including regulatory approval. The transaction is expected to be accounted for as a business purchase combination.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Legato Systems, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and comprehensive income and statements of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Legato Systems, Inc. and its subsidiaries at December 3l, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP

San Jose, California
January 18, 1999

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information regarding directors is incorporated herein by reference from the section entitled "Election of Directors" of our definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for our Annual Meeting of Stockholders to be held on May 20, 1999 (the "Proxy Statement"). The Proxy Statement is anticipated to be filed within 120 days after the end of the registrant's fiscal year ended December 31, 1998. For information regarding our executive officers, see the information appearing under the caption "Executive Officers of the Registrant" in Part I, Item 4a of this Report on Form 10-K.

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

(a) (2) Financial Statement Schedule

   Schedule II--Valuation and Qualifying Accounts is filed on page 61 of this Report on Form 10-K.

   All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because they are not required under the related instructions or are inapplicable.

   The independent accountant's report with respect to the above listed financial statements and financial statement schedule listed in Items 14 (a)
(1) and 14 (a) (2), respectively, is filed on page 56 and page 60, respectively, of this Report on Form 10-K.

(a) (3) Exhibits

  2.1(3)         Stock Purchase Agreement, dated as of January 5, 1996, among the Registrant, Innovus, Inc., 815598 Ontario, Inc., the
                 stockholders of Innovus, Inc., and the stockholders of 815598
                 Ontario, Inc.
  2.2(3)         Stock Purchase Agreement, dated as of January 5, 1996, among the Registrant, Innovus Technologies, Inc., and the
                 stockholders of Innovus Technologies, Inc.
  2.3(6)         Agreement and Plan of Reorganization, dated as of July 30,
                 1998, by and among Legato Systems, Inc., Aspen Acquisition
                 Corp., Software Moguls, Inc., Sunil Khadilkar, Louis C. Cole
                 and the Undersigned Stockholders.
  2.4(11)        Agreement and Plan of Reorganization, dated October 25, 1998, by and among Legato Systems, Inc., Hat Acquisition Corp. and
                 Qualix Group, Inc.
  3.1(6)(10)     Amended and Restated Certificate of Incorporation of the
                 Registrant, as amended to date
  3.2(8)         Amended and Restated Bylaws of the Registrant adopted on May
                 23, 1997
  3.3(9)         Form of Certificate of Designation filed in connection with
                 Rights Agreement, dated May 23, 1997
  4.7(9)         Rights Agreement, dated May 23, 1997 between the Company and
                 Harris Trust and Savings Bank, including the Certificate of
                 Designation of Series A Junior Participating Preferred Stock,
                 Form of Right Certificate and Summary of Rights to Purchase
                 Preferred Shares attached thereto as Exhibit A, B and C,
                 respectively.
  4.8(6)         Registration Rights Agreement, dated July 30, 1998, by and between Legato Systems, Inc., a Delaware corporation and the
                 Stockholders of Software Moguls, Inc.
  4.9(6)         Affiliates Agreement, dated July 30, 1998, between Legato
                 Systems, Inc. a Delaware corporation and the Stockholders of
                 Software Moguls, Inc.
 10.1(1)         Form of Indemnification Agreement entered into between the
                 Registrant and it directors and officers
 10.3(1)(5)(10)  The Registrant's 1995 Stock Option/Stock Issuance Plan, as
                 amended to date
 10.4(1)(5)      The Registrant's Employee Stock Purchase Plan

 10.6(1)      Form of United States Reseller Terms and Conditions for Purchase
              of Legato Products
 10.7(1)      Form of International Authorized Systems Integrator Agreement
 10.8(1)      Form of Shrinkwrap License Agreement
 10.9(1)(2)   Technology License and Distribution agreement, dated January 20,
              1995, between the Registrant and SunSoft, Inc.
 10.10(1)     Master Software License and Support Agreement between the
              Registrant and Open Software Foundation
 10.11(1)     License Agreement, dated February 24, 1989, between the
              Registrant and The Regents of the University of California
 10.12(1)     Software Agreement, dated January 20, 1989, between the
              Registrant and AT&T Information Systems, Inc.
 10.13(4)(5)  The Registrant's International Employee Stock Purchase Plan
 10.14(6)     Lease agreement dated March 14, 1996 between the Registrant and
              Coherent, Inc., a Delaware corporation, and Legato Systems,
              Inc., a Delaware corporation, regarding the space located at
              3210 Porter Drive, Palo Alto, California
 21.1         Subsidiaries of the Registrant
 23.1         Consent of PricewaterhouseCoopers LLP, Independent Accountants
 27.1         Financial Data Schedule
 27.2         Financial Data Schedule
 27.3         Financial Data Schedule

--------
 (1) Incorporated by reference to the registrant's Registration Statement on Form S-1, filed May 9, 1995 (File No. 33-92072).

 (2) Confidential treatment requested as to certain portions of this exhibit.

 (3) Incorporated by reference to the registrant's Current Report on Form 8-K, dated January 19, 1996.

 (4) Incorporated by reference to the registrant's Registration Statement on Form S-8, filed March 14, 1996 (File No. 333-2378).

 (5) Compensatory plan or arrangement.

 (6) Incorporated by reference to the registrant's Registration Statement on Form S-3, filed December 15, 1998 (File No. 333-64693).

 (7) Incorporated by reference to the registrant's Quarterly Report on Form 10Q, dated August 7, 1996.

 (8) Incorporated by reference to the registrant's Current Report on Form 8-K, dated June 6, 1997.

 (9) Incorporated by reference to the registrant's Form 8-A, dated May 30, 1997.

(10) Incorporated by reference to the registrant's Registration Statement on Form S-8, filed November 10, 1998 (File No. 333-67031).

(11) Incorporated by reference to the registrant's Current Report on Form 8-K, dated October 25, 1998.

(b) Reports on Form 8-K

   On October 25, 1998, the Registrant filed a report on Form 8-K in connection with the Registrant's proposed acquisition of Qualix Group, Inc. and also filed a Report on Form 8-K/A on December 14, 1998, amending the former filing to include certain financial information related to the proposed acquisition.

(c) Exhibits

   See (a) (3) above.

(d) Financial Statement Schedule

   See (a) (2) above.

                     REPORT ON FINANCIAL STATEMENT SCHEDULE

   Our report on the consolidated financial statements of Legato Systems, Inc. is included on page 56. In connection with our audits of such financial statements, we have also audited the related consolidated financial statement schedule in this Form 10-K.

   In our opinion, the consolidated financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California
January 18, 1999

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                                 (in thousands)

                                     Balance at Charged to             Balance
                                     Beginning  Costs and              at End
Description                          of Period   Expenses  Deductions of Period
-----------                          ---------- ---------- ---------- ---------
Allowance for Doubtful Accounts:
Year ended December 31, 1996........   $(667)     $(229)      $52      $  (844)
Year ended December 31, 1997........    (844)      (260)      273         (831)
Year ended December 31, 1998........    (831)      (538)      205       (1,164)

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              LEGATO SYSTEMS, INC.

                              By:  /s/ Louis C. Cole      February 10, 1999
                                 ---------------------    -----------------
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

             Signature                           Title                    Date
             ---------                           -----                    ----

/s/  Louis C. Cole                   Chairman of the Board,        February 10, 1999
____________________________________ President and Chief
   Louis C. Cole                     Executive Officer (Principal
                                     Executive Officer)

/s/  Stephen C. Wise                 Senior Vice President of      February 10, 1999
____________________________________ Finance and Administration
   Stephen C. Wise                   and Chief Financial Officer
                                     (Principal Financial and
                                     Accounting Officer)

/s/  Eric A. Benhamou                Director                      February 10, 1999
____________________________________
   Eric A. Benhamou

/s/  H. Raymond Bingham              Director                      February 10, 1999
____________________________________
   H. Raymond Bingham

/s/  Kevin A. Fong                   Director                      February 10, 1999
____________________________________
   Kevin A. Fong

/s/  David N. Strohm                 Director                      February 10, 1999
____________________________________
   David N. Strohm

/s/  Phillip E. White                Director                      February 10, 1999
____________________________________
   Phillip E. White