Form 10-K/A
period 1998-12-31
LEGATO SYSTEMS INC
filed 1999-03-04
CIK 859360

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

                                   AMENDMENT
                                     NO. 1

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

                      DOCUMENTS INCORPORATED BY REFERENCE

   Part III--Portions of the registrant's definitive Proxy Statement to be issued in conjunction with the registrant's Annual Meeting of Stockholders to be held on May 13, 1999.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              LEGATO SYSTEMS, INC.

                            FORM 10-K ANNUAL REPORT
                                AMENDMENT NO. 1

                           FOR THE FISCAL YEAR ENDED
                               DECEMBER 31, 1998

                               Table of Contents

 PART I

 Item 1.  Business.......................................................     3

 Item 2.  Properties.....................................................    24

 Item 3.  Legal Proceedings..............................................    24

 Item 4.  Submission of Matters to a Vote of Security Holders............    24

 Item 4a. Executive Officers of the Registrant...........................    24

 PART II

 Item 5.  Market for Registrant's Common Equity and Related Stockholder
          Matters........................................................    26

 Item 6.  Selected Consolidated Financial Data...........................    27

 Item 7.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations..........................................    28

 Item 8.  Consolidated Financial Statements and Supplementary Data.......    37

 Item 9.  Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure...........................................    37

 PART III

 Item 10. Directors and Executive Officers of the Registrant.............    58

 Item 11. Executive Compensation.........................................    58

 Item 12. Security Ownership of Certain Beneficial Owners and
          Management.....................................................    58

 Item 13. Certain Relationships and Related Transactions.................    58

 PART IV

 Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-
          K..............................................................    59

 Signatures...............................................................   63

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

 We Must Integrate Recent Acquisitions.

   On August 6, 1998, we acquired Software Moguls, Inc. ("SMI"), a developer of advanced backup-retrieval products for the Windows NT and UNIX environments. On October 25, 1998, we entered into a definitive agreement to acquire Qualix Group, Inc. (dba FullTime Software, Inc.), a developer of distributed, enterprise-wide, cross-platform, adaptive computing solutions. The acquisition is expected to be completed by April of 1999, subject to the satisfaction of standard closing conditions, including shareholder approval. On January 28, 1999, we entered into a definitive agreement to acquire Intelliguard Software, Inc., a developer of standards-based storage management solutions for storage area networks. The acquisition is expected to be completed by April of 1999, subject to the satisfaction of standard closing conditions, including regulatory approval and shareholder approval. We may make additional acquisitions in the future. Acquisitions of companies, products or technologies entail numerous risks, including:

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

   James P. Chappell, 38, joined Legato Systems, in June 1992. Since August 1998, he has served as our Vice President of Business Development. From June 1992 to July 1998, Mr. Chappell held various sales and marketing management positions with Legato, including general manager, manager of strategic businesses and director of worldwide channel marketing. Prior to joining Legato, Mr. Chappell served as President of The Connectivity Lab, a data communications consulting firm, from March 1989 to March 1991. Mr. Chappell holds a B.S. in Computer Science from Cal Poly University, San Luis Obispo, California.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

Five Year Summary

                                                 December 31,
                                 ---------------------------------------------
                                   1998     1997    1996    1995      1994
                                 -------- -------- ------- ------- -----------
                                                                   (unaudited)
                                   (in thousands, except per share amounts)
Revenue......................... $143,178 $ 83,885 $56,774 $32,531   $18,954
Gross profit....................  125,978   74,186  51,209  28,498    16,914
Income from operations..........   39,996   21,046  13,614   7,576     1,948
Net income......................   27,708   14,012   8,922   6,033     2,147
Net income per share--basic
 (1)............................     0.75     0.40    0.27    0.30      0.27
Shares used in per share
 calculations--basic (1)........   36,894   35,070  33,348  20,174     7,950
Net income per share--diluted
 (1)............................     0.69     0.37    0.24    0.20      0.09
Shares used in per share
 calculations--diluted (1)......   40,005   37,976  37,793  30,469    23,922
Cash, cash equivalents and
 investments....................  118,623   71,991  57,787  50,218     4,598
Working capital.................  115,556   70,817  52,228  39,090     3,755
Total assets....................  186,865  114,791  84,569  60,390     9,529
Retained earnings (accumulated
 deficit).......................   54,690   26,982  12,971   4,138    (1,895)
Total stockholders' equity......  144,465   93,309  69,398  51,346     4,899

--------
(1) See Note 1 of Notes to Consolidated Financial Statements

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

                                                                  % Increase
                                                               -----------------
                                             % of Total
                                               Revenue
                                             Years Ended
                                            December 31,         1998     1997
                                          -------------------  Compared Compared
                                          1998   1997   1996   to 1997  to 1996
                                          -----  -----  -----  -------- --------
Revenue:
  Product license........................  63.8%  59.2%  59.2%    84%       48%
  Royalty................................  13.4   19.9   22.7     15        29
  Service and support....................  22.8   20.9   18.1     87        71
                                          -----  -----  -----    ---      ----
    Total revenue........................ 100.0  100.0  100.0     71        48
Cost of revenue:
  Product license........................   3.0    3.4    3.7     49        38
  Service and support....................   9.0    8.1    6.1     89        96
                                          -----  -----  -----    ---      ----
    Gross profit.........................  88.0   88.5   90.2     70        45
Operating expenses:
  Research and development...............  15.2   17.6   16.8     48        55
  Sales and marketing....................  36.1   34.9   31.9     76        62
  General and administrative.............   7.5    9.5   12.3     35        14
  Amortization of intangibles............   0.8    1.3    1.9     --         2
  Merger-related expenses................   0.5     --     --    100        --
  In-process research and development....    --     --    3.3     --      (100)
                                          -----  -----  -----    ---      ----
    Total operating expenses.............  60.1   63.3   66.2     62        41
                                          -----  -----  -----    ---      ----
Income from operations...................  27.9   25.2   24.0     90        55
Interest income, net.....................   2.9    2.6    3.2     95        19
Provision for income taxes...............  11.5   11.0   11.5     80        41
                                          -----  -----  -----    ---      ----
Net income...............................  19.3%  16.8%  15.7%    98%       57%
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

   Product License Revenue. Product license revenue was $91.3 million in 1998, $49.7 million in 1997 and $33.6 million in 1996. Product license revenue increased 84 percent from 1997 to 1998 and 48 percent from 1996 to 1997. Product license revenue increased primarily as a result of the continued market acceptance of our products. Product license revenue also increased as a result of product sales to large-scale enterprises. The increase in our number of sales and marketing personnel, as well as sales programs helped to increase the market acceptance of our products and product sales. Our sales and marketing personnel increased from 85 employees in 1996 to 243 employees in 1998. We recognize product revenue upon shipment if a signed contract exists, the fee is fixed and determinable, collection of resulting receivables is probable and product returns are reasonably estimable, except for sales to domestic distributors, which are recognized upon sale by the domestic distributors to end-users. We recognize revenue from domestic distributors upon sale by the distributor to end-users since these distributors have unlimited rights of return and we historically have not been able to make reasonable estimates of product returns from these distributors. Prior growth rates of our product license revenue are not indicative of future product license revenue growth rates and may not be sustainable in the future.

   Royalty Revenue. Royalty revenue was $19.2 million in 1998, $16.7 million in 1997 and $12.9 million in 1996. Royalty revenue increased 15 percent from 1997 to 1998 and 29 percent from 1996 to 1997. The increase in royalty is attributed to increased product sales by OEMs. Royalty revenues are recognized upon receipt of quarterly royalty reports from OEMs related to their product sales for the previous quarter. Prior growth rates of our royalty revenue are not indicative of future revenue growth rates and may not be sustainable in the future.

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

   Gross profit from service and support revenue was $19.8 million in 1998, $10.7 million in 1997 and $6.8 million in 1996, representing 60.5 percent of the service and support revenue in 1998, 61.1 percent in 1997 and 66.1 percent in 1996. Gross profit from service and support revenue increased 85 percent from 1997 to 1998 and 58 percent from 1996 to 1997. Gross profit from service and support revenue as a percentage of service and support revenue decreased primarily as a result of the increased costs incurred to continue our investment in providing services and support offerings. The continued investment consists of additional costs associated with supporting a larger installed base of products, as well as costs to provide higher support levels to customers. Costs of service and support revenue consist primarily of personnel-related costs incurred in providing telephone support, consulting services, and training to customers, costs of providing software updates and costs of education and consulting materials.

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

   The nature of the efforts to develop the purchased in-process technology into commercially viable products principally related to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the product can be produced to meet its design specification including function, features and technical performance requirements. The resulting net cash flows from such products were based on the Company's estimates of revenue, cost of sales, research and development costs, sales and marketing costs, and income taxes from such projects.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Consolidated Balance Sheets at December 31, 1998 and 1997..................   38

Consolidated Statements of Income and Comprehensive Income for each of the
 three years in the period ended December 31, 1998.........................   39

Consolidated Statements of Stockholders' Equity for each of the three years
 in the period ended December 31, 1998.....................................   40

Consolidated Statements of Cash Flows for each of the three years in the
 period ended December 31, 1998............................................   41

Notes to the Consolidated Financial Statements.............................   42

Report of Independent Accountants..........................................   57

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

                              LEGATO SYSTEMS, INC.

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                     (in thousands, except per share data)

                                                      Year Ended December 31,
                                                      ------------------------
                                                        1998    1997    1996
                                                      -------- ------- -------
Revenue:
  Product license.................................... $ 91,322 $49,695 $33,628
  Royalty............................................   19,155  16,661  12,872
  Service and support................................   32,701  17,529  10,274
                                                      -------- ------- -------
    Total revenue....................................  143,178  83,885  56,774
Cost of revenue:
  Product license....................................    4,299   2,888   2,087
  Service and support................................   12,901   6,811   3,478
                                                      -------- ------- -------
    Total cost of revenue............................   17,200   9,699   5,565
                                                      -------- ------- -------
Gross profit.........................................  125,978  74,186  51,209
Operating expenses:
  Research and development...........................   21,784  14,753   9,517
  Sales and marketing................................   51,664  29,289  18,130
  General and administrative.........................   10,771   7,981   7,002
  Amortization of intangibles........................    1,118   1,117   1,097
  Merger-related expenses............................      645      --      --
  In-process research and development................       --      --   1,849
                                                      -------- ------- -------
    Total operating expenses.........................   85,982  53,140  37,595
                                                      -------- ------- -------
Income from operations...............................   39,996  21,046  13,614
Interest income, net.................................    4,221   2,162   1,812
                                                      -------- ------- -------
Income before provision for income taxes.............   44,217  23,208  15,426
Provision for income taxes...........................   16,509   9,196   6,504
                                                      -------- ------- -------
Net income........................................... $ 27,708 $14,012 $ 8,922
                                                      ======== ======= =======
Other comprehensive income, net of tax:
  Unrealized gains (losses) on securities............      139      50      (8)
                                                      -------- ------- -------
Comprehensive income................................. $ 27,847 $14,062 $ 8,914
                                                      ======== ======= =======
Net income per share--basic.......................... $   0.75 $  0.40 $  0.27
                                                      ======== ======= =======
Net income per share--diluted........................ $   0.69 $  0.37 $  0.24
                                                      ======== ======= =======
Shares used in per share calculations--basic.........   36,894  35,070  33,348
                                                      ======== ======= =======
Shares used in per share calculations--diluted.......   40,005  37,976  37,793
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
                                                  ====       ====        ====

                                                               Accumulated Other
                                                                 Comprehensive
                                                                    Income
                                                               -----------------
   Balance, December 31, 1995.................................       $(125)
   Current period change......................................          (8)
                                                                     -----
   Balance, December 31, 1996.................................        (133)
   Current period change......................................          50
                                                                     -----
   Balance, December 31, 1997.................................         (83)
   Current period change......................................         139
                                                                     -----
   Balance, December 31, 1998.................................       $  56
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

   Management uses one measurement of profitability for its business. The Company's software products and related services are developed and marketed to support heterogeneous client/server computing environments and large scale enterprises. The Company markets its products and related services to customers in the United States, Canada, Europe and Asia Pacific. The Company's international revenue represents products shipped from the United States directly to end-users outside the United States. The Company does not currently sell products to its international subsidiaries and all of the its product sales are denominated in U.S. dollars.

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

11. Subsequent Event (unaudited)

   On October 25, 1998, the Company entered into a definitive agreement to acquire Qualix Group, Inc. (dba FullTime Software, Inc.), a developer of distributed, enterprise-wide, cross-platform, adaptive computing solutions that enable customers to proactively manage application service level availability. The agreement provides for the issuance of 1,721,000 shares of the Company's common stock in exchange for all the common stock and options of Qualix Group, Inc. The transaction is expected to be completed by April of 1999, and is subject to the satisfaction of standard closing conditions, including regulatory approval and the approval of Qualix Group, Inc. stockholders. The transaction is expected to be accounted for as a pooling of interests.

   On January 28, 1999, the Company entered into a definitive agreement to acquire Intelliguard Software, Inc., a developer of standards-based storage management solutions for storage area networks. The agreement provides for the issuance of 720,000 shares of the Company's common stock and the cash equivalent of 180,000 shares of the Company's common stock at the closing price on the day preceding the completion of the transaction for all of the outstanding stock and stock rights of Intelliguard Software, Inc. The transaction is expected to be completed by April of 1999, and is subject to the satisfaction of standard closing conditions, including regulatory approval. The transaction is expected to be accounted for as a business purchase combination.

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

PRICEWATERHOUSECOOPERS LLP

San Jose, California
January 18, 1999

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information regarding directors is incorporated herein by reference from the section entitled "Election of Directors" of our definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for our Annual Meeting of Stockholders to be held on May 13, 1999 (the "Proxy Statement"). The Proxy Statement is anticipated to be filed within 120 days after the end of the registrant's fiscal year ended December 31, 1998. For information regarding our executive officers, see the information appearing under the caption "Executive Officers of the Registrant" in Part I, Item 4a of this Report on Form 10-K.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a) (1) Financial Statements

   The consolidated financial statements of the registrant as set forth under
Item 8 are filed as part of this Annual Report on Form 10-K/A.

(a) (2) Financial Statement Schedule

   Schedule II--Valuation and Qualifying Accounts is filed on page 62 of this Report on Form 10-K/A.

   All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because they are not required under the related instructions or are inapplicable.

   The independent accountant's report with respect to the above listed financial statements and financial statement schedule listed in Items 14 (a)
(1) and 14 (a) (2), respectively, is filed on page 57 and page 61, respectively, of this Report on Form 10-K/A.

(a) (3) Exhibits

  2.1(3)        Stock Purchase Agreement, dated as of January 5, 1996, among the Registrant, Innovus, Inc., 815598 Ontario, Inc., the
                stockholders of Innovus, Inc., and the stockholders of 815598
                Ontario, Inc.
  2.2(3)        Stock Purchase Agreement, dated as of January 5, 1996, among the Registrant, Innovus Technologies, Inc., and the
                stockholders of Innovus Technologies, Inc.
  2.3(6)        Agreement and Plan of Reorganization, dated as of July 30,
                1998, by and among Legato Systems, Inc., Aspen Acquisition
                Corp., Software Moguls, Inc., Sunil Khadilkar, Louis C. Cole
                and the Undersigned Stockholders.
  2.4(10)       Agreement and Plan of Reorganization, dated October 25, 1998, by and among Legato Systems, Inc., Hat Acquisition Corp. and
                Qualix Group, Inc.
  2.5           Amendment No.1 to the Agreement and Plan of Reorganization,
                dated October 25, 1998, by and among Legato Systems, Inc.,
                Hat Acquisition Corp. and Qualix Group, Inc., dated February
                9, 1999.
  3.1(6)(9)     Amended and Restated Certificate of Incorporation of the
                Registrant, as amended to date
  3.2(7)        Amended and Restated Bylaws of the Registrant adopted on May
                23, 1997
  3.3(8)        Form of Certificate of Designation filed in connection with
                Rights Agreement, dated May 23, 1997
  4.7(8)        Rights Agreement, dated May 23, 1997 between the Company and
                Harris Trust and Savings Bank, including the Certificate of
                Designation of Series A Junior Participating Preferred Stock,
                Form of Right Certificate and Summary of Rights to Purchase
                Preferred Shares attached thereto as Exhibit A, B and C,
                respectively.
  4.8(6)        Registration Rights Agreement, dated July 30, 1998, by and between Legato Systems, Inc., a Delaware corporation and the
                Stockholders of Software Moguls, Inc.
  4.9(6)        Affiliates Agreement, dated July 30, 1998, between Legato
                Systems, Inc. a Delaware corporation and the Stockholders of
                Software Moguls, Inc.
 10.1(1)        Form of Indemnification Agreement entered into between the
                Registrant and it directors and officers
 10.3(1)(5)(9)  The Registrant's 1995 Stock Option/Stock Issuance Plan, as
                amended to date
 10.4(1)(5)     The Registrant's Employee Stock Purchase Plan

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

 (6) Incorporated by reference to the registrant's Registration Statement on Form S-3, filed December 15, 1998 (File No. 333-64693).

 (7) Incorporated by reference to the registrant's Current Report on Form 8-K, dated June 6, 1997.

 (8) Incorporated by reference to the registrant's Form 8-A, dated May 30, 1997.

 (9) Incorporated by reference to the registrant's Registration Statement on Form S-8, filed November 10, 1998 (File No. 333-67031).

(10) Incorporated by reference to the registrant's Current Report on Form 8-K, dated October 25, 1998.

(b) Reports on Form 8-K

   On October 25, 1998, the Registrant filed a report on Form 8-K in connection with the Registrant's proposed acquisition of Qualix Group, Inc. and also filed a Report on Form 8-K/A on December 14, 1998, amending the former filing to include certain financial information related to the proposed acquisition.

(c) Exhibits

    See (a) (3) above.

(d) Financial Statement Schedule

   See (a) (2) above.

                     REPORT ON FINANCIAL STATEMENT SCHEDULE

   Our report on the consolidated financial statements of Legato Systems, Inc. is included on page 57. In connection with our audits of such financial statements, we have also audited the related consolidated financial statement schedule in this Form 10-K/A.

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

                                   LEGATO SYSTEMS, INC.

                                   By:  /s/ Louis C. Cole          March 3, 1999
                                      ------------------------     ------------
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

             Signature                           Title                    Date
             ---------                           -----                    ----

/s/  Louis C. Cole                   Chairman of the Board,          March 3, 1999
____________________________________ President and Chief
   Louis C. Cole                     Executive Officer (Principal
                                     Executive Officer)

/s/  Stephen C. Wise                 Senior Vice President of        March 3, 1999
____________________________________ Finance and Administration
   Stephen C. Wise                   and Chief Financial Officer
                                     (Principal Financial and
                                     Accounting Officer)

/s/  Eric A. Benhamou                Director                        March 3, 1999
____________________________________
   Eric A. Benhamou

/s/  H. Raymond Bingham              Director                        March 3, 1999
____________________________________
   H. Raymond Bingham

/s/  Kevin A. Fong                   Director                        March 3, 1999
____________________________________
   Kevin A. Fong

/s/  David N. Strohm                 Director                        March 3, 1999
____________________________________
   David N. Strohm

/s/  Phillip E. White                Director                        March 3, 1999
____________________________________
   Phillip E. White