Form 10-Q
period 1999-03-31
LEGATO SYSTEMS INC
filed 1999-05-10
CIK 859360

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1999

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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No



     The number of shares outstanding of the registrant's common stock as of April 26, 1999 was 40,583,638.


                              Legato Systems, Inc.

                                      Index



PART I:  Condensed Financial Information

   Item 1.  Financial Statements:                                                                       Page

       Condensed Consolidated Balance Sheets as of March 31, 1999
         and December 31, 1998                                                                            3

       Condensed Consolidated Statements of Operations for the
         three-month periods ended March 31, 1999 and 1998                                                4

       Condensed Consolidated Statements of Cash Flows for the
         three-month periods ended March 31, 1999 and 1998                                                5

       Notes to the Condensed Consolidated Financial Statements                                           6

   Item 2.  Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                                              10

PART II:  Other Information

   Item 6. Exhibits and Reports on Form 8-K                                                              25

Signature                                                                                                25


PART I:      Condensed Financial Information

Item 1:      Financial Statements

                                          LEGATO SYSTEMS, INC.
                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                             (in thousands)


                                                           March 31,       December 31,
                                                             1999              1998
                                                          (unaudited)
ASSETS

Current assets:
   Cash and cash equivalents
                                                            $  86,522        $  81,128
   Short-term investments                                      30,627           28,472
   Accounts receivable, net                                    41,140           36,787
   Other current assets                                         5,924            5,034
   Deferred tax asset                                           5,896            6,012

     Total current assets                                     170,109          157,433

Long-term investments                                          12,391            9,023
Property and equipment, net                                    18,128           17,630
Intangible assets, net                                          1,963            2,243
Deposits and other assets                                       3,252              536

       Total assets                                         $ 205,843        $ 186,865

Liabilities and Stockholders' equity

Current liabilities:
   Accounts payable and accrued liabilities                 $  19,934        $  22,226
   Deferred revenue                                            23,297           19,651

     Total current liabilities                                 43,231           41,877

Deferred tax liability                                            528              523

Commitments

Stockholders' equity:
   Common stock                                                97,267           89,775
   Retained earnings                                           64,817           54,690

     Total stockholders' equity                               162,084          144,465

       Total liabilities and stockholders' equity           $ 205,843        $ 186,865



     The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

                                          LEGATO SYSTEMS, INC.
                              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                              (unaudited)
                                (in thousands, except per share amounts)



                                                                   Three Months
                                                                       Ended
                                                                      March 31,
                                                             1999                1998
Revenue:
   Product license                                        $    30,514        $    17,537
   Royalty                                                      4,939              4,743
   Service and support                                         12,827              6,134
       Total revenue                                           48,280             28,414

Cost of revenue:
   Product license                                              1,049                754
   Service and support                                          4,559              2,527
       Total cost of revenue                                    5,608              3,281

           Gross profit                                        42,672             25,133

Operating expenses:
   Research and development                                     6,518              4,469
   Sales and marketing                                         17,434             10,585
   General and administrative                                   3,429              2,405
   Amortization of intangibles                                    279                279
       Total operating expenses                                27,660             17,738

Income from operations                                         15,012              7,395

Interest and other income, net                                  1,322                851

Income before provision for income taxes                       16,334              8,246

Provision for income taxes                                      6,206              3,051

Net income                                                $    10,128        $     5,195

Other comprehensive, net of tax:
   Unrealized gains (losses) on securities                        (6)                 21
Comprehensive income                                      $    10,122        $     5,216

Basic earnings per share                                  $      0.27        $      0.14

Diluted earnings per share                                $      0.25        $      0.13

Shares used in basic earnings per share calculations           37,907             36,221

Shares used in diluted earnings per share calculations         40,882             39,155



     The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

                                           LEGATO SYSTEMS, INC.
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (unaudited)
                                             (in thousands)




                                                                                  Three Months
                                                                                     Ended
                                                                                    March 31,

                                                                                1999            1998
Cash flows from operating activities:
     Net income                                                              $  10,128       $  5,195
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Net deferred tax asset                                                    121           (212)
         Depreciation and amortization                                           1,927          1,255
         Tax benefit from exercise of stock options                              2,785          3,467
         Changes in operating assets and liabilities:
              Accounts receivable                                               (4,353)         1,199
              Other current assets                                                (890)           423
              Deferred revenue                                                   3,646            286
              Other current liabilities                                         (2,292)           872

              Net cash provided by operating activities                         11,072         12,485

Cash flows from investing activities:
     Purchase of available-for-sale securities                                 (26,439)        (8,135)
     Maturities and sales of available-for-sale securities                      20,911         13,810
     Acquisition of property and equipment                                      (2,146)        (1,820)
     Purchase of long-term assets and other                                     (2,715)           (31)

              Net cash provided by (used in) investing activities              (10,389)         3,824

Cash flows from financing activities:
     Proceeds from issuance of common stock                                      4,707          3,725
     Other                                                                           4              5

              Net cash provided by financing activities                          4,711          3,730

Net increase in cash and cash equivalents                                        5,394         20,039

Cash and cash equivalents at beginning of period                                81,128         34,891

Cash and cash equivalents at end of period                                   $  86,522     $   54,930



     The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

                                          LEGATO SYSTEMS, INC.
                        NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                              (unaudited)

Note 1.  Basis of Presentation

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position, results of operations and cash flows of Legato Systems, Inc. and its subsidiaries. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for any future interim periods or for the full fiscal year. The Notes to the Consolidated Financial Statements contained in the 1998 Report on Form 10-K, as amended, should be read in conjunction with these Condensed Consolidated Financial Statements. The balance sheet at December 31, 1998 was derived from audited financial statements; however, it does not include all disclosures required by generally accepted accounting principles.

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

     A reconciliation of the numerator and denominator of basic and diluted net income per share is provided as follows (in thousands, except per share amounts):


                                                                Three Months Ended
                                                                     March 31,


                                                                1999          1998
Numerator - basic and diluted net income per share

     Net income                                               $  10,128    $   5,195

Denominator - basic net income per share

     Weighted average common shares outstanding                  37,907       36,221

     Net income per share - basic                             $    0.27    $    0.14

Denominator - diluted net income per share

     Weighted average common shares outstanding                  37,907       36,221

     Effect of dilutive securities:

         Common stock options                                     2,975        2,934

     Weighted average common and common
     equivalent shares                                           40,882       39,155

     Net income per share - diluted                           $    0.25    $    0.13


Options excluded from diluted net income
per share calculation                                               177           11


     Certain shares of common stock issuable upon exercise of stock options were excluded from the calculation of diluted net income per share because the options' exercise price was greater than the average market price of the common shares.

Note 3.  Comprehensive Income

     We adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income and its components (including revenue, expenses, gains and losses) in a full set of general-purpose financial statements. Our unrealized loss on investments represents the only component of comprehensive income which are excluded from net income for the quarter ended March 31, 1999. Our comprehensive income has been presented in the consolidated financial statements. The tax effects allocated to the component of other comprehensive income and accumulated other comprehensive income balances are as follows:



                                                                                            Tax
                                                                         Before-Tax       Benefit       Net of Tax
                                                                          Amount        (Expense)         Amount
                                                                                      (in thousands)

March 31, 1999:
Unrealized loss on securities........................................    $     (10)     $      4         $    (6)
Total other comprehensive income.....................................    $     (10)     $      4         $    (6)

March 31, 1998:
Unrealized gains on securities.......................................    $      34      $    (13)        $    21
Total other comprehensive income.....................................    $      34      $    (13)        $    21



                                                                             Accumulated
                                                                         Other Comprehensive
                                                                               Income

Balance, December 31, 1998...........................................         $      56
Current period change................................................                (6)
Balance, March 31, 1999..............................................         $      50


Note 4. Segment Information

     Management uses one measurement of profitability for its business. Our software products and related services are developed and marketed to support heterogeneous client/server computing environments and large scale enterprises. We market our products and related services to customers in the United States, Canada, Europe and Asia Pacific.

     Revenue and long-lived-asset information by geographic area as of the quarter ended:


                                                                                                  Long-lived
                                                                                   Revenue          Assets
                                                                                       (in thousands)

March 31, 1999:

    North America..........................................................     $     32,884     $     18,746
    International..........................................................           15,396            1,345
    Total..................................................................     $     48,280     $     20,091

March 31, 1998:

    North America..........................................................     $     19,554     $     13,763
    International..........................................................            8,860              730
    Total..................................................................     $     28,414     $     14,493


Note 5.  Other Matters

Revenue Recognition

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

Derivative Instruments and Hedging Activities

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, or SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. SFAS 133 will be effective for fiscal years beginning after June 15, 1999. We do not currently hold derivative instruments or engage in hedging activities.

Note 6.  Subsequent Event

     On April 1, 1999, we completed the acquisition of Intelliguard Software, Inc. and O.R.P., Inc., developers of standards-based storage management solutions for storage area networks. In this document, we refer to Intelliguard Software, Inc. and O.R.P., Inc. collectively as "Intelliguard." We issued 720,000 shares of our common stock and provided cash consideration of $9,112,500 for all of the outstanding stock and stock rights of Intelliguard. We accounted for the transaction as a business purchase combination.

     On April 19, 1999, we completed the merger of Qualix Group, Inc. (dba FullTime Software, Inc.), a developer of distributed, enterprise-wide, cross-platform, adaptive computing solutions that enable customers to proactively manage application service level availability into a wholly-owned subsidiary of Legato. We issued 1,721,000 shares of our common stock in exchange for all the common stock and options of Qualix Group, Inc. We accounted for the transaction as a pooling-of-interests.


     The following unaudited pro forma data summarizes the combined results of operations of Legato and FullTime Software, Inc. as though the merger had occurred at the beginning the period presented:


                                                                Three Months Ended
                                                                     March 31,

                                                                1999          1998
                                                                  (in thousands)
Revenue:
     Legato Systems, Inc.                                     $  48,280    $  28,414
     FullTime Software, Inc.                                      4,072        5,971
         Total                                                $  52,352    $  37,230

Net Income (Loss):
     Legato Systems, Inc.                                     $  10,128    $   5,195
     FullTime Software, Inc.                                     (1,931)      (2,077)
         Total                                                $   8,197    $   3,118

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion in this report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those described in our forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the heading "Risk Factors" and the risks discussed in our other Securities and Exchange Commission filings.

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

     Selected elements of our consolidated financial statements are shown below as a percentage of total revenue.


                                                          Three Months Ended
                                                               March 31,

                                                         1999             1998
     Revenue:
         Product                                             63.2%             61.7%
         Royalty                                            10.2              16.7
         Service and support                                26.6              21.6
              Total revenue                                100.0             100.0
     Cost of revenue:
         Product                                             2.2               2.7
         Service and support                                 9.4               8.8
              Total cost of revenue                         11.6              11.5
                  Gross profit                              88.4              88.5
     Operating expenses:
         Research and development                           13.5              15.7
         Sales and marketing                                36.1              37.3
         General and administrative                          7.1               8.5
         Amortization of intangibles                         0.6               1.0
              Total operating expenses                      57.3              62.5
     Income from operations                                 31.1              26.0
     Interest and other, net                                 2.7               3.0
     Income before provision for income taxes               33.8              29.0
     Provision for income taxes                             12.9              10.7
     Net income                                             20.9%             18.3%


Revenue

     Total revenue for the first quarter of 1999 increased 70% percent over total revenue for the comparable period of 1998. The increase was attributable to the continued acceptance of our NetWorker family of products, increased product license sales to large-scale enterprises and increased sales of service and support contracts.

     Product License Revenue. Product license revenue was $30.5 million in the first quarter of 1999 and $17.5 million in the first quarter of 1998. Product license revenue increased 74 percent from the first quarter of 1998 to the first quarter of 1999 primarily as a result of the continued acceptance of our products and increased product sales to large-scale enterprises. We recognize product license revenue upon shipment if a signed contract exists, the fee is fixed and determinable, collection of resulting receivables is probable and product returns are reasonably estimable, except for sales to domestic distributors, which are recognized upon sale by the distributors to end-users. We recognize revenue from domestic distributors upon sale by the distributor to end-users since these distributors have unlimited rights of return and we historically have not been able to make reasonable estimates of product returns from these distributors. Prior growth rates of our product license revenue are not indicative of future product license revenue growth rates and may not be sustainable in the future.

     Royalty Revenue. Royalty revenue was $4.9 million in the first quarter of 1999 and $4.7 million in the first quarters of 1998. Royalty revenue is recognized upon receipt of quarterly royalty reports from OEMs related to their product sales for the previous quarter. Prior growth rates of our royalty revenue are not indicative of future royalty revenue growth rates and may not be sustainable in the future.

     Service and Support Revenue. Service and support revenue was $12.8 million in the first quarter of 1999 and $6.1 million in the first quarter of 1998. Service and support revenue increased 109 percent from the first quarter of 1998 to the first quarter of 1999 primarily as a result of the growth in the number of registered customers electing to subscribe to support contracts and to renew software support contracts after the initial one-year term. Our increase in internal staffing for software support and education and consulting services helped to increase new sales and renewals of our software support contracts, as well as sales of education and consulting services we offer. We collect fees for ongoing customer support and product updates in advance and recognize this support revenue ratably over the period of the contract. For education and consulting services, we recognize revenue when such services are performed. Prior growth rates of our software service and support revenue are not indicative of future software service and support revenue growth rates and may not be sustainable in the future.

     International product license revenue was $14.6 million in the quarter of 1999 and $7.7 million in the first quarter of 1998. International product license revenue increased 89 percent from the first quarter of 1998 to the first quarter of 1999. International product license revenue accounted for 48 percent of total product license revenue in the first quarter of 1999 and 43 percent in the first quarter of 1998. International license revenue increased primarily as a result of the continued market acceptance of our products overseas. An increase in the number of international sales offices and international distributors and resellers marketing our products helped increase the market acceptance of our products overseas. The majority of international revenue during these periods was made in Europe. We continue to expand our international operations, which requires significant management attention and financial resources and could materially adversely affect our operating results. To the extent that we are unable to effect these additions in a timely manner, our growth, if any, in international revenue will be limited, and our business, operating results and financial condition could be seriously harmed. In addition, we cannot guarantee that we will be able to maintain or increase international market demand for our products.

Gross Profit

     Gross profit was $42.7 million in the first quarter of 1999 and $25.1 million in the first quarter of 1998, representing 88.4 percent in the first quarter of 1999 and 88.5 percent in the first quarter of 1998. Gross profit consists of product license and service and support revenue less related costs.

     Gross profit from product license revenue was $29.5 million in the first quarter of 1999 and $16.8 million in the first quarter of 1998, representing
96.6 percent of product license revenue in the first quarter of 1999 and 95.7 percent in the first quarter of 1998. Gross profit from product license revenue increased 76 percent from the first quarter of 1998 to the first quarter of 1999. Gross profit from product license revenue consists of product license revenue less the related costs. Related costs of revenue consist primarily of product media, documentation and packaging. The rate of increase in gross profit from product license revenue was greater than the rate of increase in the related costs of product license revenue.

     Gross profit from service and support revenue was $8.3 million in the first quarter of 1999 and $3.6 million in 1998, representing 64.5 percent of the service and support revenue in the first quarter of 1999 and 58.8 percent in 1998. Gross profit from service and support revenue increased 129 percent from the first quarter of 1998 to the same period of 1999. Gross profit from service and support revenue as a percentage of service and support revenue increased primarily as a result of leveraging the costs of service and support revenue over a larger revenue base. The rate of increase in service and support revenue was greater than the rate of increase in the related costs of service and support revenue. The increase in our costs of service and support revenue in absolute dollars is attributed to our continued investment in developing new services and support offerings. The continued investment consists of costs associated with supporting a larger installed base of products, as well as costs to provide higher support levels to customers. Costs of service and support revenue consist primarily of personnel-related costs incurred in providing telephone support, consulting services, and training to customers, costs of providing software updates and costs of education and consulting materials.

Operating Expenses

     Research and Development. Research and development expenses consist primarily of personnel-related costs. Research and development expenses were $6.5 million in the first quarter of 1999 and $4.5 million in the first quarter of 1998, representing 13.5 percent of total revenue in the first quarter of 1999 and 15.7 percent in the first quarter of 1998. Research and development expenses increased 46 percent from the first quarter of 1998 to the first quarter of 1999. The increases in research and development expenses in absolute dollars primarily reflect increased staffing and associated support for engineers necessary to continue to expand and enhance our product line. Research and development expenses as a percentage of total revenue decreased primarily as a result of research and development expenses increasing at a slower rate than the rate of increase in total revenue. We believe that research and development expenses will continue to increase in absolute dollars as we continue to invest in developing new products, applications, and product enhancements.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries and commissions for sales and marketing personnel and promotional expenses. Sales and marketing expenses were $17.4 million in the first quarter of 1999 and $10.6 million in the first quarter of 1998, representing 36.1 percent of total revenue in the first quarter of 1999 and 37.3 percent in 1998. Sales and marketing expenses increased 65 percent from the first quarter of 1998 to the first quarter of 1999. The increases in sales and marketing expenses were primarily attributable to the continued growth of our sales force and associated support personnel. Sales and marketing expenses also increased from the first quarter of 1998 to the first quarter of 1999 as a result of additional marketing and promotional activities to increase awareness of our products. We believe that sales and marketing expenses will continue to increase in absolute dollars as we continue to expand our sales and marketing staff.

     General and Administrative. General and administrative expenses include personnel and other costs of our finance, human resources, facilities, information systems and other administrative departments. General and administrative expenses were $3.4 million in the first quarter of 1999 and $2.4 million in the first quarter of 1998, representing 7.1 percent of total revenue in the first quarter of 1999 and 8.5 percent of total revenue in the first quarter of 1998. General and administrative expenses increased 43 percent from the first quarter of 1998 to the first quarter of 1999. The increase in absolute dollars of general and administrative expenses from the first quarter of 1998 to the first quarter of 1999 was primarily attributable to increased staffing and related costs required to manage and support our expansion. The decreases in general and administrative expenses as a percentage of total revenue were attributable to leveraging general and administrative expenses over a larger revenue base. General and administrative expenses increased at a slower rate than our rate of increase for revenue. We expect that general and administrative expenses will increase in dollar amount as we continue to expand our operations.

     Amortization of Intangibles. Amortization of intangibles was $279,000 in the first quarter of 1999 and 1998. We recorded the related intangibles following an acquisition in the first quarter of 1996. We amortize these intangibles on a straight-line basis over five years.

     Interest and Other Income, Net. Interest and other income, net, was $1.3 million in the first quarter of 1999 and $851,000 in the first quarter of 1998. Interest and other income primarily represents interest income from funds available for investment. The increase in interest income relates primarily to interest earned from increased purchases of available for sale securities.

     Provision for Income Taxes. The provision for income taxes for the first quarter of 1999 was $6.2 million, compared to $3.1 million for the first quarter of 1998. The effective tax rate was 38 percent for the first quarter of 1999 and 37 percent for the first quarter of 1998.


LIQUIDITY AND CAPITAL RESOURCES

     Our cash, cash equivalents and investments totaled $129.5 million at March 31, 1999, and represented 63 percent of total assets. Cash and cash equivalents are highly liquid investments with original maturities of ninety days or less. Investments consist mainly of short-term and long-term municipal securities. At March 31, 1999, we had no long-term debt and stockholders' equity was $162.1 million.

     We have financed our operations to date primarily by cash from operations and sales of common stock. Net cash provided by operating activities was $11.1 million in the first quarter of 1999. Net cash provided by operations in the first quarter of 1999 consisted primarily of net income of $10.1 million plus the tax benefit from exercise of stock options of $2.8 million and depreciation and amortization of $1.9 million offset by the net change in operating assets and liabilities of $3.9 million.

     Net cash used in investing activities was $10.4 million in the first quarter of 1999. Net cash used in investing activities primarily reflected net purchases of marketable securities of $5.5 million, purchases of property and equipment of $2.1 million and a partial payment of $2.5 million for the acquisition of Intelliguard which closed on April 1, 1999. Purchases of property and equipment increased to support the continued growth in our operations from 1998.

     Net cash provided by financing activities was $4.7 million in the first quarter of 1999. Net cash provided by financing activities consisted primarily of proceeds received from the issuance of our common stock.

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

     -Assessment;

     -Implementation;

     -Validation testing;

     -Contingency planning.

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

     We have tested software obtained from third parties that is incorporated into our products, and seek assurances from vendors that licensed software is Year 2000 compliant. Despite such testing and assurances, products incorporated into our products may contain undetected errors or defects associated with Year 2000 date functions. Known or unknown errors or defects in our products may result in:

     -Delay or loss of revenue;

     -Diversion of development resources;

     -Damage to our reputation; or

     -Increased service and warranty costs.

     The occurrence of any of the foregoing could seriously harm our business, operating results, or financial condition.

     We do not currently have any information concerning the Year 2000 compliance status of our customers. If our current or future customers fail to achieve Year 2000 compliance or if they divert technology expenditures to address Year 2000 compliance problems, our business, results of operations, or financial condition could be seriously harmed.

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

     We have funded our Year 2000 compliance review from operating cash flows and have not separately accounted for these costs in the past. We will incur additional amounts related to the Year 2000 compliance review including:

     -Administrative personnel to manage the review; and

     -Outside contractors to provide technical advice and technical support for our products, product engineering, and customer satisfaction.

We estimate we may incur an additional $150,000-$200,000 in expenses relating to the Year 2000 compliance review, depending on the systems affected, if any, primarily for the replacement of internal use hardware.

     We are developing contingency plans to be implemented as part of our efforts to identify and correct Year 2000 problems. We expect the plan to be completed and tested by the end of our second quarter ended June 30, 1999. Depending on the systems affected, these plans include:

     -Accelerated replacement of affected equipment or software;

     -Short to medium-term use of backup equipment and software;

     -Increased work hours for our personnel or use of contract personnel to correct (on an accelerated schedule) any Year 2000 problems that arise or to provide manual workarounds for information systems; and o Other similar approaches

     If we are required to implement any of these contingency plans, it could seriously harm our business, financial condition and operating results. Our ability to achieve Year 2000 compliance and the level of incremental costs associated therewith, could be seriously impacted by, among other things:

     -The availability and cost of programming and testing resources;

     -Vendors' ability to modify proprietary software; and

     -Unanticipated problems identified in the ongoing compliance review.

RISK FACTORS

     In addition to the other information in this Report, the following risk factors should be considered carefully in evaluating our business and us:

     OUR QUARTERLY OPERATING RESULTS ARE VOLATILE.

     Our quarterly operating results have varied in the past and may vary in the future. Our quarterly operating results may vary depending on a number of factors, many of which are outside of our control, including:

     -The size and timing of orders;

     -Increased competition;

     -Market  acceptance  of  our  new   products,   applications   and  product
          enhancements or those of our competitors;

     -Changes in pricing policies or our competitors or by us;

     -Our ability  to  timely  develop,   introduce  and  market  new  products,
          applications and product enhancements;

     -Ability to integrate acquired businesses;

     -Our ability to control costs;

     -Quality control of products sold;

     -Lengthy sales cycles, particularly with enterprise license transactions;

     -Success in expanding sales and marketing programs;

     -Technological changes in our markets;

     -The mix of sales among our channels;

     -Deferrals of customer orders in anticipation of new products, applications or product enhancements;

     -Market  readiness  to  deploy  our  products  for  distributed   computing
          environments;

     -Changes in our strategy or that of our competitors;

     -Customer budget cycles and changes in these budget cycles;

     -Foreign currency and exchange rates;

     -Acquisition costs or other non-recurring charges in connection with the acquisition of companies, products or technologies;

     -Personnel changes; and

     -General economic factors.

     OUR FUTURE OPERATING RESULTS ARE UNCERTAIN.

     We cannot predict our future revenue with any significant degree of certainty for several reasons including the following:

     -Product revenue in any quarter is substantially dependent on orders booked and shipped in that quarter, since we operate with virtually no order backlog;

     -We do not recognize revenue on sales to domestic distributors until the products are sold through to end-users;

     -The storage management market is rapidly evolving;

     -Our sales cycles vary  substantially  from customer to customer,  in large part because we are becoming increasingly dependent upon larger company-wide enterprise license transactions to corporate customers. Such transactions include product license, service and support components and take a long time to complete;

     -The timing of large orders can significantly affect revenue within a quarter; and

     -License and royalty revenue is difficult to forecast.  Our royalty revenue is dependent upon product license sales by OEMs of their products that incorporate our software. Accordingly, royalty revenue is subject to OEMs' product cycles, which are also difficult to predict. Fluctuations in licensing activity from quarter to quarter further impact royalty revenue, because initial license fees generally are non-recurring and recognized upon the signing of a license agreement.

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

     Novell NetWare and Windows NT platforms:
         Computer Associates (Cheyenne Software)
         Seagate (Palindrome and Arcada)

     Sun Solaris/SunOS platform:
         Computer Associates (Legent/Lachman)
         EMC2 (Epoch)
         Spectra Logic
         Veritas.

     AIX platform and the HP-UX platform:
         IBM; and
         Hewlett Packard.

     We expect to encounter new competitors as we enter new markets. In addition, many of our existing competitors are broadening their platform coverage. We also expect increased competition from systems and network management companies, especially those that have historically focused on the mainframe market and are broadening their focus to include the client/server market. In addition, since there are relatively low barriers to entry in the software market, we expect additional competition from other established and emerging companies. We also expect that competition will increase as a result of future software industry consolidations. Increased competition could harm us by causing, among other things:

     -Price reductions;

     -Reduced gross margins; and

     -Loss of market share.

     Many of our current and potential competitors have longer operating histories and have substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger customer base, than we have. As a result, certain current and potential competitors can respond more quickly to new or emerging technologies and changes in customer requirements. They can also devote greater resources to the development, promotion, sale and support of their products. In addition, current and potential competitors may establish cooperative relationships among themselves or with third parties. If so, new competitors or alliances among competitors may emerge and rapidly acquire significant market share. In addition, network operating system vendors could introduce new or upgrade existing operating systems or environments that include functionality offered by our products. If so, our products could be rendered obsolete and unmarketable. For all these reasons, we may not be able to compete successfully, which would seriously harm our business, operating results and financial condition.

     WE DEPEND ON OUR NETWORKER PRODUCT LINE.

     We currently derive, and expect to continue to derive, a substantial majority of our revenue from our NetWorker software products and related services. A decline in the price of or demand for NetWorker, or failure to achieve broad market acceptance of NetWorker, would seriously harm our business, operating results and financial condition. We cannot reasonably predict NetWorker's remaining life for several reasons, including:

     -The recent emergence of our market;

     -The effect of new products, applications or product enhancements;

     -Technological changes in the network storage management environment in which NetWorker operates; and

     -Future competition.


     WE MUST RESPOND TO RAPID TECHNOLOGICAL CHANGES WITH NEW PRODUCT OFFERINGS.

     The markets for our products are characterized by:

     -Rapid technological changes;

     -Changing customer needs;

     -Frequent new software product introductions; and

     -Evolving industry standards.

     The introduction of products embodying new technologies and the emergence of new industry standards could render our existing products obsolete and unmarketable.

     To be successful, we need to develop and introduce new software products (including new releases, applications and enhancements) on a timely basis that:

     -Keeppace with technological  developments and emerging industry standards;
          and

     -Address the increasingly sophisticated needs of our customers.

     We may:

     -Failto develop and market new products that respond to technological changes or evolving industry standards;

     -Experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products; or

     -Failto develop new products that adequately meet the requirements of the marketplace or achieve market acceptance

     If so, our business, operating results and financial condition would be seriously harmed.

     We currently have plans to introduce and market several potential new products in the next twelve months. Some of our competitors currently offer certain of these potential new products. Such potential new products are subject to significant technical risks. We may fail to introduce such potential new products on a timely basis or at all. In the past, we have experienced delays in the commencement of commercial shipments of our new products. Such delays caused customer frustrations and delay or loss of product revenue. If potential new products are delayed or do not achieve market acceptance, our business, operating results and financial condition would be seriously harmed. In the past, we have also experienced delays in purchases of our products by customers anticipating our launch of new products. Our business, operating results and financial condition would be seriously harmed if customers defer material orders in anticipation of new product introductions.

     Software products as complex as those we offer may contain undetected errors or failures when first introduced or as new versions are released. We have in the past discovered software errors in certain of our new products after their introduction. We experienced delays or lost revenue during the period required to correct these shipments, despite testing by us and by our current and potential customers. This may result in loss of or delay in market acceptance of our products, which could seriously harm our business, operating results and financial condition.

     WE RELY ON ENTERPRISE-LEVEL LICENSE TRANSACTIONS.

     In the past, we marketed our products at the department level of corporate customers. Within the last two years, we began to pursue larger enterprise license transactions with corporate customers. We may fail to successfully market our products in larger enterprise license transactions. Such failure would seriously harm our business, operating results and financial condition. Our operating results are sensitive to the timing of such orders. Such orders are difficult to manage and predict, because:

     -The sales cycle is typically lengthy, generally lasting three to six months, and varies substantially from transaction to transaction;

     -They often include product license, service and support components;

     -Theytypically involve significant technical evaluation and commitment of capital and other resources; and

     -Customers' internal procedures frequently cause delays in orders. Such internal procedures include approval large capital expenditures, implementation of new technologies within their networks, and testing new technologies that affect key operations.

     Due to the large size of enterprise transactions, if orders forecasted for a specific transaction for a particular quarter are not realized in that quarter, our operating results for that quarter may be seriously harmed.

     Historically, we have not had a separate large enterprise or national accounts sales force and only within the last two years have we begun to develop direct sales groups focused on these larger accounts. To succeed in the national accounts market, we will be required to continue to transition our existing sales forces into enterprise-level sales groups and attract and retain qualified personnel. New personnel will require training to obtain knowledge of product attributes for our products. We may not be successful in creating the necessary sales organization or in attracting, retaining or training these individuals. To succeed in the enterprise and national accounts market will require, among other things, establishing and continuing to develop relationships and contacts with senior technology officers at these accounts. Our business, financial condition and results of operations would be seriously harmed if our sales force is not successful in these efforts.

     WE RELY ON INDIRECT SALES CHANNELS.

     We rely significantly on our distributors, systems integrators and value added resellers (collectively, "resellers") for the marketing and distribution of our products. Our agreements with resellers are generally not exclusive and in many cases may be terminated by either party without cause. Many of our resellers carry product lines that are competitive with ours. These resellers may not give a high priority to the marketing of our products. Rather, they may give a higher priority to other products, including the products of competitors, or may not continue to carry our products. Events or occurrences of this nature could seriously harm our business, operating results and financial condition. In addition, we may not be able to retain any of our current resellers or successfully recruit new resellers. Any such changes in our distribution channels would seriously harm our business, operating results and financial condition.

     Our strategy is also to increase the proportion of our customers licensed through OEMs. We may fail to achieve this strategy. We are currently investing, and intend to continue to invest resources to develop this channel. Such investments could seriously harm our operating margins. We depend on our OEMs' ability to develop new products, applications and product enhancements on a timely and cost-effective basis that will meet changing customer needs and respond to emerging industry standards and other technological changes. Our OEMs may not effectively meet these technological challenges. These OEMs:

     -Are not within our control;

     -May incorporate the technologies of other companies in addition to, or to the exclusion of, our technologies; and

     -Are not obligated to purchase our products. In addition, our OEMs generally have exclusive rights to our technology on their platforms, subject to certain minimum royalty obligations.

     Our OEMs may not continue to carry our products. The inability to recruit, or the loss of, important OEMs could serious harm our business, operating results and financial condition.

     WE DEPEND ON INTERNATIONAL REVENUE.

     Our continued growth and profitability will require further expansion of our international operations. To successfully expand international operations, we must:

     -Establish additional foreign operations;

     -Hire additional personnel; and

     -Recruit additional international resellers.

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

     Additional  risks  inherent  in  our  international   business   activities
generally include:

     -Significant reliance on our distributors and other resellers who do not offer our products exclusively;

     -Unexpected changes in regulatory requirements;

     -Tariffs and other trade barriers;

     -Lack of acceptance of localized products, if any, in foreign countries;

     -Longer accounts receivable payment cycles;

     -Difficulties in managing international operations;

     -Potentially adverse tax consequences, including restrictions on the repatriation of earnings;

     -The burdens of complying with a wide variety of foreign laws; and

     -The risks related to the recent global economic turbulence and adverse economic circumstances in Asia.

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

     From time to time, we receive customer complaints about the timeliness and accuracy of customer support. We plan to add customer support personnel in order to address current customer support needs. If we are not successful hiring such personnel, our business, operating results and financial condition could be seriously harmed. Our ability to compete effectively and to manage future expansion of our operations, if any, will require us to (a) continue to improve our financial and management controls, reporting systems and procedures on a timely basis, and (b) expand, train and manage our employee work force. Our failure to do so could seriously harm our business, operating results and financial condition.

     WE MUST INTEGRATE RECENT ACQUISITIONS.

     On August 6, 1998, we acquired Software Moguls, Inc. ("SMI"), a developer of advanced backup-retrieval products for the Windows NT and UNIX environments. On April 1, 1999, we acquired Intelliguard Software, Inc., a developer of standards-based storage management solutions for storage area networks. On April 19, 1999, we completed the merger of Qualix Group, Inc. (dba FullTime Software, Inc.), a developer of distributed, enterprise-wide, cross-platform, adaptive computing solutions into a wholly-owned subsidiary of Legato. We may make additional acquisitions in the future. Acquisitions of companies, products or technologies entail numerous risks, including:

     -An  inability to successfully assimilate acquired operations and products;

     -Diversion of management's attention;

     -Loss of key employees of acquired companies;

     -Substantial transaction costs; and

     -Substantial additional costs charged to operations as a result of the failure to consummate acquisitions.

     Some of the products we acquired may require significant additional development before they can be marketed and may not generate revenue at levels we anticipate. Moreover, our future acquisitions may result in dilutive issuances of our equity securities, the incurrence of debt, large one-time write-offs and the creation of goodwill or other intangible assets that could result in amortization expense. We cannot guarantee that our efforts to consummate acquisitions or integrate acquisitions will be successful. If our efforts are not successful seriously harm our business, financial condition and results of operations.

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

     WE DEPEND ON GROWTH IN THE STORAGE MANAGEMENT MARKET.

     All of our business is in the storage management market. The storage management market is still an emerging market. Our future financial performance will depend in large part on continued growth in the number of organizations adopting company-wide storage and management solutions for their client/server computing environments. The market for enterprise storage management may not continue to grow. If the enterprise storage management market fails to grow or grows more slowly than we currently anticipate, our business, operating results and financial condition would be seriously harmed.

     WE ARE AFFECTED BY GENERAL ECONOMIC AND MARKET CONDITIONS.

     During recent years, segments of the computer industry have experienced significant economic downturns characterized by:

     -Decreased product demand;

     -Product overcapacity;

     -Price erosion;

     -Work slowdowns; and

     -Layoffs.

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

     PROTECTION OF OUR INTELLECTUAL PROPERTY IS LIMITED.

     Our success depends significantly upon proprietary technology. To protect our proprietary rights, we rely on a combination of:

     -Patents;

     -Copyright and trademark laws;

     -Trade secrets;

     -Confidentiality procedures; and

     -Contractual provisions.

     We seek to protect our software, documentation and other written materials under patent, trade secret and copyright laws, which afford only limited protection. However,

     -We  may  not  develop  proprietary   products  or  technologies  that  are
          patentable;

     -Any issued patent may not provide us with any competitive advantages or may be challenged by third parties; or

     -The patents of others may seriously impede our ability to do business.

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

     From time to time, we have received claims that we are infringing third parties' intellectual property rights. In the future, we may be subject to claims of infringement by third parties with respect to current or future products, trademarks or other proprietary rights. We expect that software product developers will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements with third parties. If such royalty or licensing agreements, if required, are not available on terms acceptable to us, our business, operating results and financial condition could be seriously harmed.

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

     -Assessment;

     -Implementation;

     -Validation testing;

     -Contingency planning.

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

     We have tested software obtained from third parties that is incorporated into our products, and seek assurances from vendors that licensed software is Year 2000 compliant. Despite such testing and assurances, products incorporated into our products may contain undetected errors or defects associated with Year 2000 date functions. Known or unknown errors or defects in our products may result in:

     -Delay or loss of revenue;

     -Diversion of development resources;

     -Damage to our reputation; or

     -Increased service and warranty costs.

     The occurrence of any of the foregoing could seriously harm our business, operating results, or financial condition.

     We do not currently have any information concerning the Year 2000 compliance status of our customers. If our current or future customers fail to achieve Year 2000 compliance or if they divert technology expenditures to address Year 2000 compliance problems, our business, results of operations, or financial condition could be seriously harmed.

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

     We have funded our Year 2000 compliance review from operating cash flows and have not separately accounted for these costs in the past. We will incur additional amounts related to the Year 2000 compliance review including:

     -Administrative personnel to manage the review; and

     -Outside contractors to provide technical advice and technical support for our products, product engineering, and customer satisfaction.

We estimate we may incur an additional $150,000-$200,000 in expenses relating to the Year 2000 compliance review, depending on the systems affected, if any, primarily for the replacement of internal use hardware.

     We are developing contingency plans to be implemented as part of our efforts to identify and correct Year 2000 problems. We expect the plan to be completed and tested by the end of our second quarter ended June 30, 1999. Depending on the systems affected, these plans include:

     -Accelerated replacement of affected equipment or software;

     -Short to medium-term use of backup equipment and software;

     -Increased work hours for our personnel or use of contract personnel to correct (on an accelerated schedule) any Year 2000 problems that arise or to provide manual workarounds for information systems; and o Other similar approaches

     If we are required to implement any of these contingency plans, it could seriously harm our business, financial condition and operating results. Our ability to achieve Year 2000 compliance and the level of incremental costs associated therewith, could be seriously impacted by, among other things:

     -The availability and cost of programming and testing resources;

     -Vendors' ability to modify proprietary software; and

     -Unanticipated problems identified in the ongoing compliance review.

     OUR TRADING PRICE IS VOLATILE.

     The market price of our common stock may decrease significantly. A number of factors could significantly affect the market price of our common stock including:

     -Quarterly fluctuations in financial results or results of other software companies;

     -Changes in our revenue growth rates or our competitors' growth rates;

     -Announcements that our revenue or income are below analysts' expectations;

     -Changes in analysts' estimates of our performance or industry performance;

     -Announcements of new products by our competitors or by us;

     -Developments with respect to our patents, copyrights, or proprietary rights or those of our competitors;

     -Sales of large blocks of our common stock;

     -Conditions in the financial markets in general;

     -General business conditions and trends in the distributed computing environment and software industry;

     -Deferred purchases of our products as a result of customers needs to expend available resources to become Year 2000 compliant;

     -Costs and resources required to address potential Year 2000 problems relating to our products or our internal use software and hardware; and

     -Changes in prices of our products.

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

PART II:     Other Information

Item 6.  Exhibits and reports on Form 8-K

(a) Exhibits

    27.1 Financial Data Schedule

(b) Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter ended March 31, 1999.


                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGATO SYSTEMS, INC.




Date:  May 10, 1999           /S/ Stephen C. Wise

                              Stephen C. Wise
                              Senior V.P. of Finance and Chief Financial Officer

                              (Duly authorized officer and principal financial and accounting officer)