Form 10-Q
period 1999-06-30
LEGATO SYSTEMS INC
filed 1999-08-12
CIK 859360

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1999

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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No





     The number of shares outstanding of the registrant's common stock as of June 30, 1999 was 40,778,152.


                              Legato Systems, Inc.

                                      Index



PART I:  Condensed Financial Information

                                                                                                        Page

   Item 1.  Financial Statements:

       Condensed Consolidated Balance Sheets as of June 30, 1999
         and December 31, 1998                                                                            3

       Condensed Consolidated Statements of Income for the
         three-month and six-month periods ended June 30, 1999 and
         1998                                                                                             4

       Condensed Consolidated Statements of Cash Flows for the
         six-month periods ended June 30, 1999 and 1998                                                   5

       Notes to the Condensed Consolidated Financial Statements                                           6

   Item 2.  Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                                              12

   Item 3. Quantitative and Qualitative Disclosures About Market Risk                                    29

PART II:  Other Information

   Item 4.  Submission of Matters to a Vote of Security Holders                                          30

   Item 6. Exhibits and Reports on Form 8-K                                                              31

Signature                                                                                                32


PART I:      Condensed Financial Information

Item 1:       Financial Statements

                                          LEGATO SYSTEMS, INC.
                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                             (in thousands)


                                                           June 30,        December 31,
                                                             1999              1998
                                                          (unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                                $  85,653        $  83,177
   Short-term investments                                      30,791           33,772
   Accounts receivable, net                                    53,024           39,982

   Other current assets                                         6,524            6,059
   Deferred tax asset                                          12,702           11,836
                                                            ---------        ---------
     Total current assets                                     188,694          174,826

Long-term investments                                          16,204            9,023
Property and equipment, net                                    22,221           21,119
Intangible assets, net                                         56,497            2,243
Other assets                                                    1,766              536
                                                            ---------        ---------
       Total assets                                         $ 285,382        $ 207,747
                                                            =========        =========
Liabilities and Stockholders' equity

Current liabilities:
   Accounts payable
                                                            $   4,071        $   4,577
   Accrued liabilities                                         24,755           22,239
   Deferred revenues                                           29,966           21,879
                                                            ---------        ---------
     Total current liabilities                                 58,792           48,695

Deferred tax liability                                            355              523

Stockholders' equity:
   Capital stock and other comprehensive income               170,237          115,165
   Retained earnings                                           55,998           43,364
                                                            ---------        ---------
     Total stockholders' equity                               226,235          158,529
                                                            ---------        ---------
       Total liabilities and stockholders' equity           $ 285,382        $ 207,747
                                                            =========        =========


     The accompanying notes are an integral part of the condensed consolidated financial statements.


                                          LEGATO SYSTEMS, INC.
                              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                              (unaudited)
                                  (in thousands, except per share data)

                                                   Three Months Ended                Six Months Ended
                                                        June 30,                         June 30,
                                                  1999           1998              1999           1998
Revenues:
   Product licenses                            $    41,228    $    25,876       $   74,374     $    47,894
   Royalties                                         4,962          4,866            9,901           9,609
   Service and support                              15,818          8,515           30,085          16,139
                                               -----------    -----------       ----------     -----------
      Total revenues                                62,008         39,257          114,360          73,642

Cost of revenues:
   Product licenses                                  1,450          2,532            2,982           4,675
   Service and support                               5,982          3,757           11,337           6,792
       Total cost of revenues                        7,432          6,289           14,319          11,467
                                               -----------    -----------       ----------     -----------
Gross profit                                        54,576         32,968          100,041          62,175
                                               -----------    -----------       ----------     -----------
Operating expenses:
   Research and development                          9,348          6,088           17,060          11,593
   Sales and marketing                              21,524         17,930           42,554          33,490
   General and administrative                        4,778          3,803            9,586           7,503
   Amortization of intangibles                       4,160            280            4,440             559
   Purchased in process research
           and development                           3,170             --            3,170              --
   Merger related expenses                           4,968             --            4,968              --
                                               -----------    -----------       ----------     -----------
       Total operating expenses                     47,948         28,101           81,778          53,145
                                               -----------    -----------       ----------     -----------
Income from operations                               6,628          4,867           18,263           9,030

Interest and other income, net                       1,216          1,213            2,620           2,207
                                               -----------    -----------       ----------     -----------
Income before provision for income taxes             7,844          6,080           20,883          11,237

Provision for income taxes                           3,406          2,514            8,249           4,553
                                               -----------    -----------       ----------     -----------
Net income                                     $     4,438    $     3,566       $   12,634     $     6,684

Other comprehensive income, net of taxes
   Unrealized gains (losses) on securities            (52)            (1)             (62)              78
                                               -----------    -----------       ----------     -----------
Comprehensive income                           $     4,386    $     3,565       $   12,572     $     6,762
                                               ===========    ===========       ==========     ===========
Basic earnings per share                       $      0.11    $      0.09       $     0.31     $      0.18
                                               ===========    ===========       ==========     ===========
Diluted earnings per share                     $      0.10    $      0.09       $     0.29     $      0.16
                                               ===========    ===========       ==========     ===========
Shares used in basic earnings
   per share calculation                            40,642         38,172           40,135          37,977
                                               ===========    ===========       ==========     ===========
Shares used in diluted earnings
   per share calculation                            43,424         41,172           43,077          41,006
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


                                          LEGATO SYSTEMS, INC.
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (unaudited)
                                             (in thousands)

                                                                                Six Months Ended
                                                                                     June 30,
                                                                               1999           1998
Cash flows from operating activities:
     Net income                                                              $  12,634     $    6,684
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Net deferred tax asset                                                 (1,034)        (1,365)
         Depreciation and amortization                                          10,199          3,051
         Tax benefit from exercise of stock options                              4,636          4,739
         Purchased in-process research and development                           3,170             --
     Changes in operating assets and liabilities:
     (in 1999, net of effects of Intelliguard acquisition)
         Accounts receivable                                                    (3,500)          (840)
         Other current assets                                                     (293)          (134)
         Accounts payable                                                         (600)        10,072
         Accrued liabilities                                                   (12,944)        (7,151)
         Deferred revenue                                                        6,364          4,342
                                                                             ---------      ---------
              Net cash provided by operating activities                         18,632         19,398

Cash flows from investing activities:
     Purchase of available-for-sale securities                                 (55,773)       (35,421)
     Proceeds from maturity and sale of
   available-
       for-sale securities                                                      51,512         41,059
     Acquisition of property and equipment                                      (5,708)        (5,838)
     Acquisition of Intelliguard, net of cash acquired                          (9,021)            --
     Change in other assets                                                     (5,431)          (129)
                                                                              ---------      ---------
              Net cash used in investing activities                            (24,421)          (329)
                                                                             ---------      ---------
Cash flows from financing activities:
     Proceeds from issuance of common stock                                      8,161          5,090
     Other                                                                           4           (193)
                                                                             ---------      ---------
              Net cash provided by financing activities                          8,265          4,897
                                                                             ---------      ---------
Net increase in cash and cash equivalents                                        2,476         23,966

Cash and cash equivalents at beginning of period                                83,177         38,155
                                                                             ---------      ---------
Cash and cash equivalents at end of period                                   $  85,653      $  62,121
                                                                             =========      =========
Supplemental cash flow information:
     Issuance of common stock in a purchase business combination             $  42,233             --


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

     A reconciliation of the numerator and denominator of basic and diluted net income per share is provided as follows (in thousands, except per share amounts):

                                                                Three Months Ended           Six Months Ended
                                                                     June 30,                    June 30,
                                                                --------------------         -------------------
                                                                  1999        1998            1999         1998
                                                              ---------    ---------      ---------     --------
Numerator - basic and diluted earnings per share
     Net income                                               $   4,438    $   3,566      $  12,634     $  6,684
                                                              =========    =========      =========     ========
Denominator - basic earning per share

     Weighted average common shares outstanding                  40,642       38,172         40,135       37,977
                                                              ---------    ---------      ---------     --------
     Basic earnings per share                                 $    0.11    $    0.09      $    0.31     $   0.18
                                                              =========    =========      =========     ========
Denominator - diluted earnings per share

     Weighted average common shares outstanding                  40,642       38,172         40,135       37,977

     Effect of dilutive securities:

         Common stock options                                     2,782        3,000          2,942        3,029
                                                              ---------    ---------      ---------     --------
     Weighted average common and common
     equivalent shares                                           43,424       41,172         43,077       41,006
                                                              =========    =========      =========     ========
     Diluted earnings per share                               $    0.10    $    0.09      $    0.29     $   0.16
                                                              =========    =========      =========     ========
Options excluded from diluted net income
     per share calculation                                          297           94            249           85
                                                              =========    =========      =========     ========

     Certain shares of common stock issuable upon exercise of stock options were excluded from the calculation of diluted net income per share because the options' exercise price was greater than the average market price of the common shares.


Note 3. Business Combinations

Purchase Combinations

     On April 1, 1999, we completed the acquisition of Intelliguard Software, Inc. and O.R.P., Inc., developers of standards-based storage management solutions for storage area networks. In this document, we refer to Intelliguard Software, Inc. and O.R.P., Inc. collectively as "Intelliguard." We issued 720,000 shares of our common stock with a fair market value of $42.4 million, provided cash consideration of $9.1 million for all of the outstanding stock of Intelliguard and incurred transaction costs consisting primarily of professional fees of $3.9 million, resulting in a total purchase price of $55.4 million. The acquisition was accounted for as a purchase business combination which means that the purchase price was allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of acquisition. The results of operations of Intelliguard have been included with our results of operations since April 1, 1999, the date of acquisition.

     The fair value of the assets of Intelliguard which was determined through established valuation techniques used in the software industry, and a summary of the consideration exchanged for these assets is as follows (in thousands):


Total purchase price                                                                                  $55,355
                                                                                                      =======

         Assets acquired:
                  Tangible assets, primarily cash, accounts receivable and property and equipment       1,919
                  Purchased software products                                                          11,930
                  Purchased in-process research and development                                         3,170
                  Assembled workforce                                                                     860
                  Non-compete agreements                                                                  690
                  Goodwill                                                                             45,215
                  Liabilities assumed                                                                   8,429
                                                                                                      -------
                                                                                                      $55,355
                                                                                                      =======

     The amount allocated to the purchased in-process technology was determined based on an appraisal completed by an independent third party using established valuation techniques and was expensed upon acquisition, because technological feasibility had not been established and no future alternative uses existed. The value of these projects was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from the sale of the products resulting from the completion of the projects reduced by the portion of the revenue attributable to core technology, and discounting the net cash flows back to their present value. Research and development costs to bring the products from Intelliguard to technological feasibility are not expected to have a material impact on our future results of operations or cash flows. Amounts allocated to goodwill, purchased software products and assembled work force and non-compete agreements are amortized on a straight-line over basis five years, two years and three years, respectively. At June 30, 1999, accumulated amortization related to these items totaled $3.9 million.

The projects included in in-process research and development and the percent complete, the estimated cost to complete and the value assigned to each project as follows (in thousands):



                    Estimate Percent     Estimated Cost          Value
      Project           Completion        To Complete           Assigned
      -------       ----------------     --------------        ---------
      A                       9%            $     340          $     780
      B                      50%            $     680              1,660
      C                      17%            $     170                730
                                                               ---------
      Total purchased in-process research and development      $   3,170
                                                               =========

     Summarized below are the unaudited pro forma results of operations of Legato as though Intelliguard had been acquired at the beginning of 1998. Adjustments have been made for estimated increases in amortization for purchased software products, assembled work force and non-compete agreements and related income tax effects.


                                                                 Six Months Ended
                                                                     June 30,
                                                                --------------------
                                                                 1999          1998
                                                                ------        ------
                                                                  (in thousands)
Revenue                                                       $ 116,554    $  79,531
                                                              =========    =========
Net Income                                                    $   6,183    $     764
                                                              =========    =========
Basic earning per share                                       $    0.15    $    0.02
                                                              =========    =========
Diluted earnings per share                                    $    0.14    $    0.02
                                                              =========    =========

     The above amounts are based upon certain assumptions and estimates which we believe are reasonable and do not reflect any benefit from economies which might be achieved from combined operations. The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisition taken place at the beginning of fiscal 1998 or of future results of operations of the combined companies. The charge for in-process research and development has not been included in the unaudited pro forma results because it is nonrecurring and directly related to the acquisition.

Pooling of Interests Combination

     On April 19, 1999, we completed the merger with Qualix Group, Inc. (dba FullTime Software, Inc.), a developer of distributed, enterprise-wide, cross-platform, adaptive computing solutions that enable customers to proactively manage application service level availability into a wholly-owned subsidiary of Legato. In this document, we refer to Qualix Group, Inc. as "FullTime".We issued 1,721,000 shares of our common stock in exchange for all the common stock and options of FullTime. We accounted for the transaction as a pooling-of-interests. Accordingly, we restated the accompanying financial statements to represent the combined results of the previously separate entities for the periods presented.

     The table below presents the separate results of operations of Legato and FullTime for the periods prior to the combination:


                                                                Three Months Ended           Six Months Ended
                                                                     June 30,                    June 30,
                                                              ----------------------      ----------------------
                                                                1999          1998           1999         1998
                                                              ---------    ---------      ----------    --------
Revenues:
     Legato Systems, Inc.                                     $  60,990    $  32,732      $  109,270    $ 61,146
     FullTime Software, Inc.                                      1,018        6,525           5,090      12,496
                                                              ---------    ---------      ----------    --------
         Total                                                $  62,008    $  39,257      $  114,360    $ 73,642
                                                              =========    =========      ==========    ========
Net Income (Loss):
     Legato Systems, Inc. - as previously reported            $   5,137    $   5,405      $  15,264     $ 10,600
     FullTime Software, Inc. - as previously reported              (699)      (2,736)        (4,012)      (5,826)
                                                              ---------    ---------      ----------    --------
         Total                                                    4,438        2,669         11,252        4,774

     Adjustment to reflect elimination of
     Valuation allowance                                             --          897          1,382        1,910
                                                              ---------    ---------      ----------    --------
     Net income - as reported                                 $   4,438    $   3,566      $  12,634     $  6,684
                                                              =========    =========      ==========    ========

     In connection with the merger with FullTime, we incurred $5.0 million in merger related expenses, consisting primarily of charges for transaction fees, involuntary termination benefits, non-cancellable obligations and write-offs of leasehold improvements for sales and administrative offices that were duplicative and vacated. In connection with the merger with FullTime, we incurred the following expenses (in thousands):

    Professional fees                                                   $ 1,782
    Printing and filing fees                                                318
    Involuntary termination costs                                           757
    Write-off of leasehold improvements for vacated facilities            1,419
    Non-cancellable obligations                                             692
                                                                        -------
        Total                                                           $ 4,968
                                                                        =======

Note 4.  Comprehensive Income

     Our unrealized loss on investments represents the only component of comprehensive income that is excluded from net income for the quarter and six-month period ended June 30, 1999. Our comprehensive income has been presented in the consolidated financial statements.

Note 5. Segment Information

     Management uses one measurement of profitability for its business. Our software products and related services are developed and marketed to support heterogeneous client/server computing environments and large scale enterprises. We market our products and related services to customers in the United States, Canada, Europe and Asia Pacific.

The table below presents revenue information by geographic area:


                                                                Three Months Ended           Six Months Ended
                                                                     June 30,                    June 30,
                                                              ----------------------      ----------------------
                                                                1999          1998           1999         1998
                                                              ---------    ---------      ----------    --------
                                                                                (in thousands)
     North America                                            $  45,793    $  30,082      $   82,029    $ 54,995
     International                                               16,215        9,175          32,331      18,647
                                                              ---------    ---------      ----------    --------
         Total                                                $  62,008    $  39,257      $  114,360    $ 73,642
                                                              =========    =========      ==========    ========


The table below presents long-lived-asset information by geographic area:


                                                                     June 30,
                                                                1999          1998
                                                              ---------    ---------
                                                                  (in thousands)
     North America                                            $  73,640    $  13,739
     International                                                5,078        5,286
                                                              ---------    ---------
         Total                                                $  78,718    $  19,025
                                                              =========    =========

Note 6.  Other Matters

Recent Pronouncements

     In June 1999, the FASB issued Statement of Financial Accounting Standards No. 133, or SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. We do not currently hold derivative instruments or engage in hedging activities.

     In July 1999, the FASB issued Statement of Financial Accounting Standards No. 137, or SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133. SFAS 137 deferred the effective date of SFAS 133 until the first fiscal quarter beginning after June 15, 2000.

     In December 1998, AcSEC released Statement of Position 98-9, or SOP 98-9, Modification of SOP 97-2, "Software Revenue Recognition," with Respect to Certain Transactions. SOP 98-9 amends SOP 97-2 to require that an entity recognize revenue for multiple element arrangements by means of the "residual method" when (1) there is vendor-specific objective evidence ("VSOE") of the fair values of all the undelivered elements that are not accounted for by means of long-term contract accounting, (2) VSOE of fair value does not exist for one or more of the delivered elements, and (3) all revenue recognition criteria of SOP 97-2 (other than the requirement for VSOE of the fair value of each delivered element) are satisfied.

     The provisions of SOP 98-9 that extend the deferral of certain paragraphs of SOP 97-2 became effective December 15, 1998. These paragraphs of SOP 97-2 and SOP 98-9 are effective for transactions that are entered into in fiscal years beginning after March 15, 1999. Retroactive application is prohibited.

Note 7. Subsequent Events


     In July 1999,  we  announced  a  two-for-one  stock split (in the form of a stock dividend) to be effective on August 13, 1999. This stock split has not been retroactively reflected in the accompanying Condensed Consolidated Financial Statements.

     On July 30, 1999, we completed the acquisition of Vinca Corporation, a Utah-based leader in high availability and data protection software. The transaction was accounted for as a purchase business combination. We issued a combination of stock and cash, valued at approximately $94 million in exchange for all the stock and options of Vinca Corporation.

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

RESULTS OF OPERATIONS

Overview

     We develop, market and support enterprise storage management software products for heterogeneous client/server computing environments and large scale enterprises. Our Networker family of software products, as well as the HA+ products from our merger with FullTime and BudTool and Celestra products from our purchase of Intelliguard, support many storage management server platforms and can accommodate a variety of servers, clients, applications, databases and storage devices. We license our products through resellers and directly to end users primarily located in North America, Europe and Asia Pacific. We also license our source code to original equipment manufacturers ("OEMs") in exchange for initial licensing fees and receive ongoing royalties from the OEMs' product sales. Substantially all of the OEMs are large computer system and software suppliers located in the United States, Europe and Asia Pacific.

     We acquired FullTime and Intelliguard in April 1999 primarily for their respective product offerings and research and development teams. We accounted for the merger with FullTime as a pooling-of-interests. Accordingly, we restated the financial statements to represent the combined financial results of the previously separate entities for all periods presented. We accounted for the acquisition of Intelliguard as a purchase business combination. Accordingly, Intelliguard's results of operations are included in our combined results for period beginning after the date of consummation of the acquisition on April 1, 1999 and not included for periods prior to that date.



     Selected elements of our consolidated financial statements are shown below as a percentage of total revenue.


                                                  Three Months Ended                  Six Months Ended
                                                       June 30,                           June 30,
                                                  ------------------                 -------------------
                                                   1999         1998                  1999         1998
                                                  ------       ------                ------       ------
Revenues:
   Product licenses                                  66%           66%                  65%           65%
   Royalty                                            8            12                    9            13
   Service and support                               26            22                   26            22
                                                  -----        ------               ------        ------
       Total revenues                               100           100                  100           100
Cost of revenues:
   Product licenses                                   2             6                    3             6
   Service and support                               10            10                   10             9
                                                  -----        ------               ------        ------
       Total cost of revenues                        12            16                   13            15

Gross profit                                         88            84                   87            85
Operating expenses:
   Research and development                          15            15                   15            16
   Sales and marketing                               35            46                   37            46
   General and administrative                         8            10                    8            10
   Amortization of intangibles                        7             1                    4             1
   Purchased in-process research
           and development                            5            --                    3            --
   Merger related expenses                            8            --                    4            --
                                                  -----        ------               ------        ------
       Total operating expenses                      78            72                   71            73
                                                  -----        ------               ------        ------
Income from operations                               10            12                   16            12
Interest and other income, net                        2             3                    2             3
                                                  -----        ------               ------        ------
Income before provision for income taxes             12            15                   18            15
Provision for income taxes                            5             6                    7             6
                                                  -----        ------               ------        ------
Net income                                            7%            9%                  11%            9%
                                                  =====        ======               ======        ======


Revenue

     Total revenue for the second quarter ended June 30, 1999 increased 58% percent over total revenue for the comparable period of 1998. Total revenue for the six months ended June 30, 1999 increased 55% percent over total revenue for the comparable period of 1998. The increases were attributable to the continued acceptance of our expanding family of products including the HA+ products from our combination with FullTime and BudTool and Celestra products from our purchase of Intelliguard , increased product license sales to large-scale enterprises and increased sales of service and support contracts.

     Product License Revenue. Product license revenue was $41.2 million in the second quarter of 1999 and $25.9 million in the second quarter of 1998, representing an increase of 59 percent. Product license revenue was $74.4 million in the first six months of 1999 and $47.9 million in the first six months of 1998, representing an increase of 55 percent. The increases were primarily attributable to the continued acceptance of our family of products, expansion of our product lines and increased product sales to large-scale enterprises. We recognize product license revenue upon shipment if a signed contract exists, the fee is fixed and determinable, collection of resulting receivables is probable and product returns are reasonably estimable, except for sales to domestic distributors, which are recognized upon sale by the distributors to end-users. We recognize revenue from domestic distributors upon sale by the distributor to end-users since these distributors have unlimited rights of return and we historically have not been able to make reasonable estimates of product returns from these distributors. Prior growth rates of our product license revenue are not indicative of future product license revenue growth rates and may not be sustainable in the future.

     Royalty Revenue. Royalty revenue was $5.0 million in the second quarter of 1999 and $4.9 million in the second quarter of 1998. Royalty revenue was $9.9 million in the first six months of 1999 and $9.6 million in the first six months of 1998, Royalty revenue is recognized upon receipt of quarterly royalty reports from OEMs related to their product sales for the previous quarter. Prior growth rates of our royalty revenue are not indicative of future royalty revenue growth rates and may not be sustainable in the future.

     Service and Support Revenue. Service and support revenue was $15.8 million in the second quarter of 1999 and $8.5 million in the second quarter of 1998, representing an increase of 86 percent. Service and support revenue was $30.1 million in the first six months of 1999 and $16.1 million in the first six months of 1998, representing an increase of 86 percent. The increases were primarily attributable to the growth in the number of registered customers electing to subscribe to support contracts and to renew software support contracts after their initial one-year term. Our increase in internal staffing for software support and education and consulting services helped to increase new sales and renewals of our software support contracts, as well as sales of education and consulting services we offer. We collect fees for ongoing customer support and product updates in advance and recognize this support revenue ratably over the period of the contract. For education and consulting services, we recognize revenue when such services are performed. Prior growth rates of our software service and support revenue are not indicative of future software service and support revenue growth rates and may not be sustainable in the future.

     International product license revenue was $16.2 million in the second quarter of 1999 and $9.2 million in the second quarter of 1998. International product license revenue increased 77 percent from the second quarter of 1998 to the second quarter of 1999. International product license revenue accounted for 35 percent of total product license revenue in the second quarter of 1999 and 30 percent in the second quarter of 1998. International product license revenue was $32.3 million in the first six months of 1999 and $18.6 million in the first six months of 1998. International product license revenue increased 73 percent from the first six months of 1998 to the first six months of 1999. International product license revenue accounted for 38 percent of total product license revenue in the first six months of 1999 and 32 percent in the first six months of 1998. International license revenue increased primarily as a result of the continued market acceptance of our products overseas. An increase in the number of international sales offices, personnel and international distributors and resellers marketing our products helped increase the market acceptance of our products overseas. Sales in Europe accounted for the majority of our international revenue during these periods. We intend to continue to expand our international operations, which requires significant management attention and financial resources. Such diversion of resources could materially adversely affect our operating results. To the extent that we are unable to effect these additions in a timely manner, our growth, if any, in international revenue will be limited, and our business, operating results and financial condition could be seriously harmed. In addition, we cannot guarantee that we will be able to maintain or increase international market demand for our products.

Gross Profit

     Gross profit was $54.6 million in the second quarter of 1999 and $33.0 million in the second quarter of 1998, representing 88 percent of total revenue in the second quarter of 1999 and 84 percent of total revenue in the second quarter of 1998. Gross profit was $100.0 million in the first six months of 1999 and $62.2 million in first six months of 1998, representing 88 percent in the first six months of 1999 and 84 percent in the first six months of 1998. Gross profit consists of product license and service and support revenue less related costs.

     Gross profit from product license revenue was $39.8 million in the second quarter of 1999 and $23.3 million in the second quarter of 1998, representing 97 percent of product license revenue in the second quarter of 1999 and 90 percent in the second quarter of 1998. Gross profit from product license revenue increased 70 percent from the second quarter of 1998 to the second quarter of 1999. Gross profit from product license revenue was $71.3 million in the first six months of 1999 and $43.2 million in the first six months of 1998, representing 96 percent of product license revenue in the first six months of 1999 and 90 percent in the first six months of 1998. Gross profit from product license revenue increased 65 percent from the first six months of 1998 to the first six months of 1999. The increases in gross profit from product license revenue as a percentage of product license revenue were primarily attributable to our merger with FullTime in April 1999. Prior to the merger, FullTime's gross profit from product license revenue as a percentage of product license revenue was lower than ours. Once the combination was completed, FullTime's manufacturing facility was closed. Therefore, the costs of product license revenue declined. Gross profit from product license revenue consists of product license revenue less the related costs. Related costs of revenue consist primarily of product media, documentation and packaging. The rate of increase in gross profit from product license revenue was greater than the rate of increase in the related costs of product license revenue.

     Gross profit from service and support revenue was $9.8 million in the second quarter of 1999 and $4.8 million in 1998, representing 62 percent of the service and support revenue in the second quarter of 1999 and 56 percent in the second quarter of 1998. Gross profit from service and support revenue increased 107 percent from the second quarter of 1998 to the same period of 1999. Gross profit from service and support revenue was $18.7 million in the first six months of 1999 and $9.3 million in the first six months of 1998, representing 62 percent of the service and support revenue in the first six months of 1999 and 58 percent in 1998. Gross profit from service and support revenue increased 101 percent from the first six months of 1998 to the same period of 1999. Gross profit from service and support revenue as a percentage of service and support revenue increased primarily as a result of leveraging the costs of service and support revenue over a larger revenue base. The rate of increase in service and support revenue was greater than the rate of increase in the related costs of service and support revenue. The increase in our costs of service and support revenue in absolute dollars is attributable to our continued investment in developing new services and support offerings. The continued investment consists of costs associated with supporting a larger installed base of products, as well as costs to provide higher support levels to customers. Costs of service and support revenue consist primarily of personnel-related costs incurred in providing telephone support, consulting services, and training to customers, costs of providing software updates and costs of education and consulting materials.

Operating Expenses

     Research and Development. Research and development expenses consist primarily of personnel-related costs. Research and development expenses were $9.3 million in the second quarter of 1999 and $6.1 million in the second quarter of 1998, representing 15 percent of total revenue in the second quarter of 1999 and 1998. Research and development expenses increased 54 percent from the second quarter of 1998 to the second quarter of 1999. Research and development expenses were $17.1 million in the first six months of 1999 and $11.6 million in the first six months of 1998, representing 15 percent of total revenue in the first six months of 1999 and 16 percent in first six months of 1998. Research and development expenses increased 47 percent from the first six months of 1998 to the first six months of 1999. The increases in research and development expenses in absolute dollars primarily reflect increased staffing and associated support for engineers necessary to continue to expand and enhance our product line. Research and development expenses as a percentage of total revenue decreased primarily as a result of research and development expenses increasing at a slower rate than the rate of increase in total revenue. We believe that research and development expenses will continue to increase in absolute dollars as we continue to invest in developing new products, applications, and product enhancements.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries and commissions for sales and marketing personnel and promotional expenses. Sales and marketing expenses were $21.5 million in the second quarter of 1999 and $17.9 million in the second quarter of 1998, representing 35 percent of total revenue in the second quarter of 1999 and 46 percent in the second quarter of 1998. Sales and marketing expenses increased 20 percent from the second quarter of 1998 to the second quarter of 1999. Sales and marketing expenses were $42.6 million in the first six months of 1999 and $33.5 million in the first six months of 1998, representing 37 percent of total revenue in the six months of 1999 and 46 percent in the first six months of 1998. Sales and marketing expenses increased 27 percent from the six months of 1998 to the first six months of 1999. The increases in sales and marketing expenses in absolute dollars was primarily attributable to the continued growth of our sales force and associated support personnel. Sales and marketing expenses also increased as a result of additional marketing and promotional activities to increase awareness of our products. The decreases in sales and marketing expenses as a percentage of total revenue were primarily attributable to our merger with FullTime in April 1999, accounted for as a pooling-of-interests. Prior to the merger, FullTime's sales and marketing expenses as a percentage of total revenues were higher than ours. We believe that sales and marketing expenses will continue to increase in absolute dollars as we continue to expand our sales and marketing staff.

     General and Administrative. General and administrative expenses include personnel and other costs of our finance, human resources, facilities, information systems and other administrative departments. General and administrative expenses were $4.8 million in the second quarter of 1999 and $3.8 million in the second quarter of 1998, representing 8 percent of total revenue in the second quarter of 1999 and 10 percent of total revenue in the second quarter of 1998. General and administrative expenses increased 26 percent from the second quarter of 1998 to the second quarter of 1999. General and administrative expenses were $9.6 million in the first six months of 1999 and $7.5 million in the first six months of 1998, representing 8 percent of total revenue in the first six months of 1999 and 10 percent of total revenue in the first six months of 1998. General and administrative expenses increased 28 percent from the first six months of 1998 to the first six months of 1999. The increase in absolute dollars of general and administrative expenses from the second quarter of 1998 to the second quarter of 1999 was primarily attributable to increased staffing and related costs required to manage and support our expansion. The decreases in general and administrative expenses as a percentage of total revenue were attributable to leveraging general and administrative expenses over a larger revenue base and our merger with FullTime in April 1999, accounted for as a pooling-of-interests. Prior to the merger, FullTime's general and administrative expenses as a percentage of total revenues were higher than ours. We expect that general and administrative expenses will increase in dollar amount as we continue to expand our operations.

     Amortization of Intangibles. Amortization of intangibles was $4.2 million in the second quarter of 1999 and $280,000 in the second quarter of 1998. Amortization of intangibles was $4.4 million in the first six months of 1999 and $559,000 in the first six months of 1998. We recorded additional intangibles related to the acquisition of Intelliguard totaling $58.7 million in the second quarter of 1999 (See Note 3 in the Notes to the Condensed Consolidated Financial Statements). We amortize these intangibles on a straight-line basis from two years to five years which resulted in additional amortization of $3.9 million in the second quarter of 1999.

     In-process Research and Development. During the second quarter of 1999, we incurred in-process research and development costs of $3.2 million in connection with our acquisition of Intelliguard. We did not incur in-process research and development costs during other periods presented.

     The fair value of Intelliguard's core technology, existing products, as well as the technology currently under development was determined by an independent appraiser using the income approach, which discounts expected future cash flows to present value. The discount rates used in the present value calculations were derived from a weighted average cost of capital analysis, adjusted upward by a premium of 5% to reflect additional risks inherent in the development life cycle. We expect that the pricing model related to this acquisition will be considered standard within the high-technology industry. However, we do not expect to achieve a material amount of expense reductions or synergies as a result of integrating the acquired in-process technology. Therefore, the valuation assumptions do not include anticipated cost savings. The projects included in in-process research and development and the percent complete, the estimated cost to complete and the value assigned to each project as follows (in thousands):


                    Estimate Percent    Estimated Cost        Value
     Project           Completion       To Complete           Assigned
     -------        ----------------    --------------        ---------
     A                       9%            $     340          $     780
     B                      50%            $     680              1,660
     C                      17%            $     170                730
                                                              ---------
     Total purchased in-process research and development      $   3,170
                                                              =========

     We expect that products incorporating the acquired technology will be completed and begin to generate cash flows within the next six months. However, development of these technologies remains a significant risk to Legato due to the remaining effort to achieve technical viability, rapidly changing customer markets, uncertain standards for new products and significant competitive threats from numerous companies. The nature of efforts to develop the acquired technology into commercially viable products consists principally of planning, designing, coding and testing activities necessary to determine that the product can meet market expectations, including functionality and technical requirements. Failure to achieve the expected levels of revenues and net income from these products will negatively impact the return on investment expected at the time of the acquisition and potentially result in impairment of any other assets related to the development activities.

     Recent actions and comments from the Securities and Exchange Commission have indicated that the Commission is reviewing the current valuation methodology of purchased in-process research and development relating to acquisitions. The Commission is concerned that some companies are writing off more of the value of an acquisition than is appropriate. We believe that we are in compliance with all the rules and related guidance as they currently exist. However, there can be no assurance that the Commission will not seek to reduce the amount of purchased in-process research and development previously expensed by Legato. This would result in the restatement of previously filed financial statements of Legato and could have a material negative impact on the financial results for the period subsequent to the acquisition.

     Merger-Related Expenses. In connection with the merger with FullTime, we incurred $5.0 million in merger related expenses, consisting primarily of charges for transaction fees, involuntary termination benefits, non-cancelable lease obligations and write-offs of leasehold improvements for sales and administrative offices that were duplicative and vacated.

     Interest and Other Income, Net. Interest and other income, net, was $1.2 million in the second quarter of 1999 and 1998. Interest and other income, net, was $2.6 million in the first six months of 1999 and $2.2 million in the first six months of 1998. Interest and other income primarily represent interest income from funds available for investment.

     Provision for Income Taxes. The provision for income taxes for the second quarter of 1999 was $3.4 million, compared to $2.5 million for the second quarter of 1998. The provision for income taxes for the first six months of 1999 was $8.2 million, compared to $4.6 million for the first six months of 1998. The effective tax rate was 43 percent for the second quarter of 1999 and 41 percent for the second quarter of 1998. The effective tax rate was 40 percent for the first six months of 1999 and 41 percent for the first six months of 1998. The increase in the effective rate from the second quarter of 1998 to the second quarter of 1999 is primarily attributable to merger related expenses which are not deductible for tax purposes.


LIQUIDITY AND CAPITAL RESOURCES

     Our cash, cash equivalents and investments totaled $132.6 million at June 30, 1999, and represented 46 percent of total assets. Cash and cash equivalents are highly liquid investments with original maturities of ninety days or less. Investments consist mainly of short-term and long-term municipal securities. At June 30, 1999, we had no long-term debt and stockholders' equity was $226.2 million.

     We have financed our operations to date primarily by cash from operations and sales of common stock. Net cash provided by operating activities was $18.6 million in the first six months of 1999. Net cash provided by operations in the first six months of 1999 consisted primarily of net income of $12.6 million plus depreciation and amortization of $10.2 million, tax benefit from exercise of stock options of $4.6 million and the write-off of $3.2 million of purchased in-process research and development for the acquisition of Intelliguard and the net change in deferred tax assets of $1.0 million offset by the net change in operating assets and liabilities of $11.0 million.

     Net cash used in investing activities was $24.4 million in the first six months of 1999. Net cash used in investing activities primarily reflected purchases of marketable securities of $55.8 million, purchases of property and equipment of $5.7 million and the purchase Intelliguard on April 1, 1999 of $9.0 million. The cash used in investing activities was offset primarily by proceeds from the maturity and sale of marketable securities of $51.5 million and the change in other assets of $5.4 million. Purchases of property and equipment increased to support the continued growth in our operations from 1998.

     Net cash provided by financing activities was $8.3 million in the first six months of 1999. Net cash provided by financing activities consisted primarily of proceeds received from the issuance of our common stock.

     Non-cash transactions consisted primarily of the issuance of 720,000 shares of common stock in connection with the acquisition of Intelliguard.

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

     -Assessment;
     -Implementation;
     -Validation testing; and
     -Contingency planning.

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

     We have developed contingency plans to be implemented as part of our efforts to identify and correct Year 2000 problems. Depending on the systems affected, these plans include:

     -Accelerated replacement of affected equipment or software;

     -Short to medium-term use of backup equipment and software;

     -Increased work hours for our personnel or use of contract personnel to correct (on an accelerated schedule) any Year 2000 problems that arise or to provide manual workarounds for information systems; and

     -Other similar approaches

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

RISK FACTORS

     In addition to the other information in this Report, the following risk factors should be considered carefully in evaluating our business and us:

     Our Quarterly Operating Results Are Volatile.

     Our quarterly operating results have varied in the past and may vary in the future. Our quarterly operating results may vary depending on a number of factors, many of which are outside of our control, including:

     -The size and timing of orders;
     -Increased competition;
     -Market acceptance of our new products, applications and product enhancements or those of our competitors;
     -Changes in pricing policies of our competitors or by us;
     -Our ability to timely develop, introduce and market new products, applications and product enhancements;
     -Our ability to integrate acquired businesses;
     -Our ability to control costs;
     -Quality control of products sold;
     -Lengthy sales cycles, particularly with enterprise license transactions; -Our success in expanding sales and marketing programs;
     -Technological changes in our markets;
     -The mix of sales among our channels;
     -Deferrals of customer orders in anticipation of new products, applications or product enhancements;
     -Market readiness to deploy our products for distributed computing environments;
     -Changes in our strategy or that of our competitors;
     -Customer budget cycles and changes in these budget cycles;
     -Foreign currency and exchange rates;
     -Acquisition costs or other non-recurring charges in connection with the acquisition of companies, products or technologies;
     -Personnel changes; and
     -General economic factors.

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

     Our Market is Highly Competitive.

     We operate in the enterprise storage management market, which is intensely competitive, highly fragmented and characterized by rapidly changing technology and evolving standards. Competitors vary in size and in the scope and breadth of the products and services offered. Our major competitors according to hardware platforms include:

     Novell NetWare and Windows NT platforms:
     ----------------------------------------
         Computer Associates (Cheyenne Software); and
         Veritas (Palindrome and Arcada).

     Sun Solaris/SunOS platform:
     ---------------------------
         Computer Associates (Legent/Lachman);
         EMC2 (Epoch);
         Spectra Logic; and
         Veritas.

     AIX platform and the HP-UX platform:
     ------------------------------------
         IBM; and
         Hewlett Packard.

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

     We Must Integrate Recent Acquisitions.

     On April 1, 1999, we completed the acquisition of Intelliguard, a developer of standards-based storage management solutions for storage area networks. On April 19, 1999, we completed the merger FullTime, a developer of distributed, enterprise-wide, cross-platform, adaptive computing solutions that enable customers to proactively manage application service level availability into a wholly-owned subsidiary of Legato. On July 30, 1999, we completed the acquisition of Vinca Corporation, a Utah-based leader in high availability and data protection software. We may make additional acquisitions in the future. Acquisitions of companies, products or technologies entail numerous risks, including:

     -An inability to successfully assimilate acquired operations and products; -Diversion of management's attention;
     -Loss of key employees of acquired companies;
     -Substantial transaction costs; and
     -Substantial additional costs charged to operations as a result of the failure to consummate acquisitions.

     Some of the products we acquired may require significant additional development before they can be marketed and may not generate revenue at levels we anticipate. Moreover, our future acquisitions may result in dilutive issuances of our equity securities, the incurrence of debt, large one-time write-offs and the creation of goodwill or other intangible assets that could result in amortization expense. We cannot guarantee that our efforts to consummate acquisitions or integrate acquisitions will be successful. If our efforts are not successful, our business, financial condition and results of operations could be seriously harmed.

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

     To be successful, we need to develop and introduce new software products (including new releases, applications and enhancements) on a timely basis that:

     -Keep pace with technological developments and emerging industry standards;
      and
     -Address the increasingly sophisticated needs of our customers.

     We may:

     -Fail to develop and market new products that respond to technological changes or evolving industry standards;
     -Experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products; or -Fail to develop new products that adequately meet the requirements of the marketplace or achieve market acceptance

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

     We Rely on Enterprise-Level License Transactions.

     In the past, we marketed our products at the department level of corporate customers. Within the last two years, we began to pursue larger enterprise license transactions with corporate customers. We may fail to successfully market our products in larger enterprise license transactions. Such failure would seriously harm our business, operating results and financial condition. Our operating results are sensitive to the timing of such orders. Such orders are difficult to manage and predict, because:

     -The sales cycle is typically lengthy, generally lasting three to six months, and varies substantially from transaction to transaction;
     -They often include product license, service and support components;
     -They typically involve significant technical evaluation and commitment of capital and other resources; and
     -Customers' internal procedures frequently cause delays in orders. Such internal procedures include approval large capital expenditures, implementation of new technologies within their networks, and testing new technologies that affect key operations.

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

     We Depend on Growth in the Enterprise Storage Management Market.

     All of our business is in the enterprise storage management market. The storage management market is still an emerging market. Our future financial performance will depend in large part on continued growth in the number of organizations adopting company-wide storage and management solutions for their client/server computing environments. The market for enterprise storage management may not continue to grow. If the enterprise storage management market fails to grow or grows more slowly than we currently anticipate, our business, operating results and financial condition would be seriously harmed.

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

     Defects in Our Products Would Harm Our Business.

     Our products can be used to manage data critical to organizations. As a result, the risk of product liability claims is inherent in the sale and support of the products we offer. A successful product liability claim brought against us could seriously harm our business, operating results and financial condition.

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

     -Assessment;
     -Implementation;
     -Validation testing; and
     -Contingency planning.

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

     We have developed contingency plans to be implemented as part of our efforts to identify and correct Year 2000 problems. Depending on the systems affected, these plans include:

     -Accelerated replacement of affected equipment or software;
     -Short to medium-term use of backup equipment and software;
     -Increased work hours for our personnel or use of contract personnel to correct (on an accelerated schedule) any Year 2000 problems that arise or to provide manual workarounds for information systems; and
     -Other similar approaches

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     As a global concern, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could seriously harm our financial results. All of our international sales are currently denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and therefore, reduce the demand for our products. Reduced demand for our products could seriously harm our financial results. Currently, we do not hedge against any foreign currencies and as a result, could incur unanticipated gains or losses.

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

PART II:     Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

     The Company's Annual Meeting of Shareholders was held on May 13, 1999 in Palo Alto, California. Of the 38,088,074 shares outstanding as of the record date, 34,158,801 shares were present or represented by proxy at the meeting. The following matters were submitted to a vote of security holders:

     (1) To elect the following to serve as Directors of the Company:


                                        Votes For             Votes Abstaining
                                        -----------           ----------------
         Louis C. Cole                   34,106,389                 52,412
         Eric A. Benhamou                34,122,004                 36,797
         H. Raymond Bingham              34,123,089                 35,712
         Kevin Fong                      34,123,089                 35,712
         David N. Strohm                 34,123,089                 35,712
         Phillip E. White                34,116,117                 42,684

     (2) To approve an amendment to the Company's Certificate of Incorporation to increase the number of shares of Common Stock that the Company is authorized to issue from 100,000,000 to 200,000,000:

         Votes for:                                        33,289,346
         Votes against:                                       833,012
         Votes abstaining:                                     36,443


     (3) To approve an amendment to the Company's 1995 Stock Option/Stock Issuance Plan, including an increase to the number of shares available for issuance:

         Votes for:                                        15,879,691
         Votes against:                                    12,593,810
         Votes abstaining:                                  5,685,300

     (4) To approve an amendment to the Company's Employee Stock Purchase Plan, including an increase to the number of shares available for issuance:

         Votes for:                                        27,276,590
         Votes against:                                     1,207,075
         Votes abstaining:                                  5,675,136

     (5) To ratify the Company's appointment of PricewaterhouseCoopers LLP as independent accountants for the Company for the fiscal year ending December 31, 1999:

         Votes for:                                        34,126,326
         Votes against:                                        15,092
         Votes abstaining:                                     17,383

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits
       3.1 (1) Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant dated, May 13, 1999
       27.1    Financial Data Schedule

       (1) Incorporated by reference to the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders, dated
            April 8, 1999.

(b) Reports on Form 8-K

    (i) The Company filed a report on Form 8-K, dated April 1, 1999, as amended May 14, 1999, in connection with our acquisition of Intelliguard Software, Inc.

    (ii)The Company filed a report on Form 8-K, dated April 19, 1999, in connection with our acquisition of Qualix Group, Inc. (dba FullTime Software, Inc.).

    (iii)The Company filed a report on Form 8-K, dated June 7, 1999, in connection with our proposed acquisition of Vinca
         Corporation.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGATO SYSTEMS, INC.




Date:  August 12, 1999              /S/ Stephen C. Wise
                                    -------------------
                                    Stephen C. Wise
                                    Senior V.P. of Finance and
                                    Chief Financial Officer

                                    (Duly authorized officer and principal
                                     financial and accounting officer)