Form 10-Q
period 1999-09-30
LEGATO SYSTEMS INC
filed 1999-11-10
CIK 859360

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the transition period from   to   .
                                          ---  ---

                         Commission File Number: 0-26130

                              LEGATO SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                                  94-3077394
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


The number of shares outstanding of the registrant's common stock as of September 30, 1999 was 84,981,147.

                              LEGATO SYSTEMS, INC.

                                      INDEX

                                                                            Page
                                                                            ----
PART I:  CONDENSED FINANCIAL INFORMATION

   Item 1.  Financial Statements:

       Condensed Consolidated Balance Sheets as of September 30,
         1999 and December 31, 1998                                            3

       Condensed Consolidated Statements of Income for the three
         and nine month periods ended September 30, 1999 and 1998              4

       Condensed Consolidated Statements of Cash Flows for the nine
         month periods ended September 30, 1999 and 1998                       5

       Notes to the Condensed Consolidated Financial Statements                6

   Item 2.  Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                   12

   Item 3.  Qualitative and Quantitative Disclosures About Market
        Risks                                                                 30

PART II:  OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K                                   31


Signature                                                                     32

PART I:      CONDENSED FINANCIAL INFORMATION

ITEM 1:       FINANCIAL STATEMENTS


                              LEGATO SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                     September 30,  December 31,
                                                         1999          1998
                                                       --------      --------
                                                             (unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                           $ 97,319      $ 83,177
   Short-term investments                                37,127        33,772
   Accounts receivable, net                              62,087        39,982
   Other current assets                                  17,752         6,059
   Deferred tax asset                                    10,740        11,836
                                                       --------      --------

     Total current assets                               225,025       174,826

Long-term investments                                    10,278         9,023
Property and equipment, net                              23,895        21,119
Intangible assets, net                                  151,620         2,243
Other assets                                              2,253           536
                                                       --------      --------

       Total assets                                    $413,071      $207,747
                                                       ========      ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                    $  2,935      $  4,577
   Accrued liabilities                                   16,627        22,239
   Deferred revenue                                      33,859        21,879
                                                       --------      --------

     Total current liabilities                           53,421        48,695

Deferred tax liability                                   25,518           523

Stockholders' equity:
   Capital stock and other comprehensive income         274,696       115,165
   Retained earnings                                     59,436        43,364
                                                       --------      --------

     Total stockholders' equity                         334,132       158,529
                                                       --------      --------

       Total liabilities and stockholders' equity      $413,071      $207,747
                                                       ========      ========



    The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

                              LEGATO SYSTEMS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)
                                   (unaudited)


                                                   Three Months Ended                Nine Months Ended
                                                      September 30,                    September 30,
                                                  1999           1998              1999           1998
                                               -----------    -----------       ----------     -----------
Revenue:
   Product license                             $    47,618    $    29,055       $  121,991     $    76,949
   Service and support                              17,656         10,312           47,741          26,451
   Royalty                                           6,414          5,126           16,315          14,735
                                               -----------    -----------       ----------     -----------
       Total revenue                                71,688         44,493          186,047         118,135

Cost of revenue:
   Product license                                   1,381          2,490            4,363           7,165
   Service and support                               6,643          4,077           17,980          10,869
                                               -----------    -----------       ----------     -----------
       Total cost of revenue                         8,024          6,567           22,343          18,034
                                               -----------    -----------       ----------     -----------
Gross profit                                        63,664         37,926          163,704         100,101

Operating expenses:
   Research and development                         10,354          6,837           27,414          18,430
   Sales and marketing                              23,763         17,883           66,317          51,373
   General and administrative                        5,052          3,717           14,637          11,220
   Amortization of intangibles                       7,722            279           12,162             838
   Purchased in process research
           and development                           8,300             --           11,470              --
   Merger related expenses                              --            645            4,968             645
                                               -----------    -----------       ----------     -----------
       Total operating expenses                     55,191         29,361          136,968          82,506
                                               -----------    -----------       ----------     -----------

Income from operations                               8,473          8,565           26,736          17,595
Interest and other income, net                       1,257          1,262            3,877           3,469
                                                 ---------    -----------       ----------        --------

Income before provision for income taxes             9,730          9,827           30,613          21,064
Provision for income taxes                           6,292          3,725           14,541           8,278
                                               -----------    -----------       ----------     -----------

Net income                                     $     3,438    $     6,102       $     16,072   $    12,786
                                               ===========    ===========       ============   ===========

Other comprehensive income (losses), net of tax
   Unrealized gains (losses) on securities            (14)            136             (74)             153
                                               -----------    -----------       ----------     -----------

Comprehensive income                           $     3,424    $     6,238       $   15,998     $    12,939
                                               ===========    ===========       ==========     ===========

Basic earnings per share                       $      0.04    $      0.08       $     0.19     $      0.17
                                               ===========    ===========       ==========     ===========

Diluted earnings per share                     $      0.04    $      0.07       $     0.18     $      0.16
                                               ===========    ===========       ==========     ===========

Shares used in basic earnings
   per share calculation                            83,766         77,275           81,353          76,319
                                               ===========    ===========       ==========     ===========

Shares used in diluted earnings
   per share calculation                            90,694         83,723           87,802          82,465
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

                              LEGATO SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                                Nine Months Ended
                                                                                  September 30,
                                                                           --------------------------
                                                                               1999           1998
                                                                           -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                            $    16,072     $   12,786
     Adjustments to reconcile net income to net cash provided
       by operating activities:
         Net deferred tax asset                                                  4,399         (3,660)
         Depreciation and amortization                                          20,421          5,941
         Tax benefit from exercise of stock options                             19,296          8,252
         Purchased in-process research and development                          11,470             --
     Changes in operating assets and liabilities:
     (in 1999, net of effects of acquisitions)
         Accounts receivable                                                    (8,876)        (5,971)
         Other current assets                                                  (11,133)          (577)
         Accounts payable                                                       (2,320)         3,720
         Accrued liabilities                                                   (24,369)         3,510
         Deferred revenue                                                        6,689          4,936
                                                                           -----------    -----------
              Net cash provided by operating activities                         31,649         28,937
                                                                           -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of available-for-sale securities                                 (77,283)       (46,393)
     Proceeds from maturities and sales of available-
       for-sale securities                                                      72,598         51,695
     Acquisition of property and equipment                                      (8,539)       (11,230)
     Acquisition of businesses, net of cash acquired                           (22,908)            --
     Change in other assets                                                     (1,671)          (100)
                                                                           ------------   ------------
              Net cash used in investing activities                            (37,803)        (6,028)
                                                                           ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                     20,292          7,689
     Other                                                                           4           (423)
                                                                           -----------    -----------

              Net cash provided by financing activities                         20,296          7,266
                                                                           -----------    -----------

Net increase in cash and cash equivalents                                       14,142         30,175

Cash and cash equivalents at beginning of period                                83,177         38,155
                                                                           -----------    -----------

Cash and cash equivalents at end of period                                 $    97,319     $   68,330
                                                                           ===========     ==========


Supplemental cash flow information:

     Issuance of common stock and stock options
         exchanged in purchase business combinations                       $   119,733             --

     Net deferred taxes recorded in a purchase business combination             22,740             --

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

NOTE 2.  COMPUTATION OF EARNINGS PER SHARE

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

     A reconciliation of the numerator and denominator of basic and diluted earnings per share is provided as follows (in thousands, except per share amounts):

                                                                Three Months Ended           Nine Months Ended
                                                                   September 30,               September 30,
                                                              ----------------------      ----------------------
                                                                1999          1998           1999         1998
                                                              ---------    ---------      ---------    ---------
Numerator - basic and diluted earnings per share
------------------------------------------------
     Net income                                               $   3,438    $   6,102      $  16,072     $ 12,786
                                                              =========    =========      =========     ========
Denominator - basic earning per share
-------------------------------------
     Weighted average common shares outstanding                  83,766       77,275         81,353       76,319
                                                              ---------    ---------      ---------     --------

     Basic earnings per share                                 $    0.04    $    0.08      $    0.19     $   0.17
                                                              =========    =========      =========     ========
Denominator - diluted earnings per share
----------------------------------------
     Weighted average common shares outstanding                  83,766       77,275         81,353       76,319

     Effect of dilutive securities:

         Common stock options                                     6,928        6,448          6,449        6,146
                                                              ---------    ---------      ---------     --------
     Weighted average common and common
     equivalent shares                                           90,694       83,723         87,802       82,465
                                                              =========    =========      =========     ========

     Diluted earnings per share                               $    0.04    $    0.07      $    0.18     $   0.16
                                                              =========    =========      =========     ========
Options excluded from diluted net income
     per share calculation                                           46           83            328          182
                                                              =========    =========      =========     ========

     Certain shares of common stock issuable upon exercise of stock options were excluded from the calculation of diluted net income per share because the options' exercise price was greater than the average market price of the common shares.

NOTE 3. BUSINESS COMBINATIONS


Purchase Combinations

         On April 1, 1999, we completed the acquisition of Intelliguard Software, Inc. and O.R.P., Inc., developers of standards-based storage management solutions for storage area networks. In this document, we refer to Intelliguard Software, Inc. and O.R.P., Inc. collectively as "Intelliguard." We issued 1,440,000 shares of our common stock with a fair market value of $42.4 million, provided cash consideration of $9.1 million for all of the outstanding stock of Intelliguard and incurred transaction costs consisting primarily of professional fees of $3.9 million, resulting in a total purchase price of $55.4 million. The results of operations of Intelliguard have been included with our results of operations since April 1, 1999, the date of acquisition.

         On July 30, 1999, we completed the acquisition of Vinca Corporation ("Vinca"), a developer in high availability and data protection software. We issued 1,530,732 shares of our common stock with a fair market value of $54.3 million, exchanged options to purchase 589,580 shares of Legato's common stock with a fair market value of $17.6 million and provided cash consideration of $18.8 million for all of the outstanding stock and options of Vinca. The fair market value of the exchanged options to purchase 589,580 shares of Legato's common stock was calculated using the Black-scholes option-pricing model with the following assumptions: 1) expected volatility of 0.8059, 2) weighted-average risk-free interest rate of 5.68%, 3) expected term of approximately five years and 4) no expected dividends. In connection with the acquisition, Legato incurred transaction costs consisting primarily of professional fees of $1.0 million, resulting in a total purchase price of $91.7 million. The results of operations of Vinca have been included with our results of operations since July 30, 1999, the date of acquisition.

         The acquisitions were accounted for as a purchase business combinations which means that the purchase price was allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of acquisition.

         The fair value of the assets of Intelliguard which was determined through established valuation techniques used in the software industry, and a summary of the consideration exchanged for these assets is follows (in thousands):

Total purchase price                                                                                  $55,355
                                                                                                      =======

         Assets acquired:
                  Tangible assets, primarily cash, accounts receivable and property and equipment       1,919
                  Purchased software products                                                          11,930
                  Purchased in-process research and development                                         3,170
                  Assembled workforce                                                                     860
                  Non-compete agreements                                                                  690
                  Goodwill                                                                             45,215
                  Liabilities assumed                                                                  (8,429)
                                                                                                      -------
                                                                                                      $55,355
                                                                                                      =======

     The Intelliguard projects included in in-process research and development and the percent complete, the estimated cost to complete and the value assigned to each project are as follows (in thousands):


                            Estimate Percent    Estimated Cost        Value
             Project           Completion       To Complete           Assigned
             -------           ----------       -----------           --------

             A                       9%            $     340          $     780
             B                      50%            $     680              1,660
             C                      17%            $     170                730
                                                                      ---------

             Total purchased in-process research and development      $   3,170
                                                                      =========

         The fair value of the assets of Vinca which was determined through established valuation techniques used in the software industry, and a summary of the consideration exchanged for these assets is follows (in thousands):

Total purchase price                                                                                  $91,705
         Deferred taxes                                                                                22,740
                                                                                                      -------
                                                                                                     $114,445
                                                                                                     ========

         Assets acquired:
                  Tangible assets, primarily cash, accounts receivable and property and equipment      10,858
                  Patents and core technology                                                          23,600
                  Distribution channel                                                                 22,500
                  Completed products                                                                    5,200
                  Purchased in-process research and development                                         8,300
                  Assembled workforce                                                                   4,500
                  Trademarks                                                                            7,300
                  Goodwill                                                                             39,621
                  Liabilities assumed                                                                  (7,434)
                                                                                                     --------
                                                                                                     $114,445
                                                                                                     ========

     The Vinca projects included in in-process research and development and the percent complete, the estimated cost to complete and the value assigned to each project are as follows (in thousands):


                            Estimate Percent    Estimated Cost        Value
             Project           Completion       To Complete           Assigned

             A                      60%            $     800            $   700
             B                      60%                  180                600
             C                      90%                  175              2,200
             D                      90%                  150              2,200
             E                      90%                  300              1,000
             F                      30%                1,035                300
             G                      80%                2,065                800
             H                      40%                5,471                200
             I                      20%                2,450                300
                                                                      ---------

             Total purchased in-process research and development      $   8,300
                                                                      =========

     The amounts allocated to the purchased in-process technology were determined based on an appraisal completed by an independent third party using established valuation techniques and was expensed upon acquisition, because technological feasibility had not been established and no future alternative uses existed. The value of these projects was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from the sale of the products resulting from the completion of the projects reduced by the portion of the revenue attributable to core technology, and discounting the net cash flows back to their present value. Research and development costs to bring in-process products from Intelliguard and Vinca to technological feasibility are not expected to have a material impact on our future results of operations or cash flows. Amounts allocated to intangible assets and goodwill resulting from the above acquisitions are amortized over seventeen months to five years from the date of acquisition. At September 30, 1999, accumulated amortization related to these items totaled $11.3 million.

     Summarized below are the unaudited pro forma results of operations of Legato as though Intelliguard and Vinca had been acquired at the beginning of 1998. Adjustments have been made for estimated increases in amortization for purchased software products, assembled work force and non-compete agreements and related income tax effects.

                                                     Nine Months Ended
                                                       September 30,
                                                  ----------------------
                                                    1999          1998
                                                  ---------    ---------
                                                      (in thousands)

Revenue                                           $ 195,246    $ 140,295
                                                  =========    =========

Net income (loss)                                 $   8,976    $ (1,813)
                                                  =========    =========

Basic earnings (loss) per share                   $    0.10    $  (0.02)
                                                  =========    =========

Diluted earnings (loss) per share                 $    0.10    $  (0.02)
                                                  =========    =========

     The above amounts are based upon certain assumptions and estimates which we believe are reasonable and do not reflect any benefit from economies of scale which might be achieved from combined operations. The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisitions taken place at the beginning of fiscal 1998 or of future results of operations of the combined companies. The charges for in-process research and development and merger-related expenses have not been included in the unaudited pro forma results because it is nonrecurring and directly related to the acquisition.

Pooling of Interests Combination

         On April 19, 1999, we completed the merger with Qualix Group, Inc. (dba FullTime Software, Inc.), a developer of distributed, enterprise-wide, cross-platform, adaptive computing solutions that enable customers to proactively manage application service level availability into a wholly-owned subsidiary of Legato. In this document, we refer to Qualix Group, Inc. as "FullTime". We issued 3,442,000 shares of our common stock in exchange for all the common stock and options of FullTime. We accounted for the transaction as a pooling-of-interests. Accordingly, we restated the accompanying financial statements to represent the combined results of the previously separate entities for the periods presented.

         The table below presents the separate results of operations of Legato and FullTime for the periods prior to the combination:

                                                                Three Months Ended           Nine Months Ended
                                                                   September 30,               September 30,
                                                              ----------------------      ----------------------
                                                                1999          1998           1999         1998
                                                              ---------    ---------      ---------     --------
Revenue:
     Legato Systems, Inc.                                     $  71,688    $  37,492      $  180,957    $ 61,146
     FullTime Software, Inc.                                         --        7,001           5,090      12,496
                                                              ---------    ---------      ----------    --------
         Total                                                $  71,688    $  44,493      $  186,047    $ 73,642
                                                              =========    =========      ==========    ========

Net income (loss):
     Legato Systems, Inc. - as previously reported            $   3,438    $   7,527      $  18,702     $ 18,127
     FullTime Software, Inc. - as previously reported                --       (2,120)        (4,012)      (7,946)
                                                              ---------    ----------     ----------    ---------
         Total                                                    3,438        5,407         14,690       10,181

     Adjustment to reflect elimination of
     Valuation allowance                                             --          695          1,382        2,605
                                                              ---------    ---------      ---------     --------

     Net income - as reported                                 $   3,438    $   6,102      $  16,072     $ 12,786
                                                              =========    =========      =========     ========

         In connection with the merger with FullTime, we incurred $5.0 million in merger related expenses, consisting primarily of charges for transaction fees, involuntary termination benefits, non-cancelable obligations and write-offs of leasehold improvements for sales and administrative offices that were duplicative and vacated. In connection with the merger with FullTime, we incurred the following expenses (in thousands):

       Professional fees                                                 $ 1,782
       Printing and filing fees                                              318
       Involuntary termination costs                                         757
       Write-off of leasehold improvements for vacated facilities          1,419
       Non-cancelable obligations                                            692
                                                                         -------
           Total                                                         $ 4,968
                                                                         =======


NOTE 4.  COMPREHENSIVE INCOME

     Our unrealized loss on investments represents the only component of comprehensive income that is excluded from net income for the quarter and nine-month period ended September 30, 1999. Our comprehensive income has been presented in the consolidated financial statements.

NOTE 5. SEGMENT INFORMATION

     Management uses one measurement of profitability for its business. Our software products and related services are developed and marketed to support heterogeneous client/server computing environments and large scale enterprises. We market our products and related services to customers in the United States, Canada, Europe and Asia Pacific.

   The table below presents revenue information by geographic area:

                                                                Three Months Ended           Nine Months Ended
                                                                   September 30,               September 30,
                                                              ----------------------      ----------------------
                                                                1999          1998           1999         1998
                                                              ---------    ---------      ---------     --------
                                                                                (in thousands)
     North America                                            $  55,413    $  33,282      $  137,441    $ 88,277
     International                                               16,275       11,211          48,606      29,858
                                                              ---------    ---------      ----------    --------
         Total                                                $  71,688    $  44,493      $  186,047    $118,135
                                                              =========    =========      ==========    ========


The table below presents long-lived-asset information by geographic area:

                                                     September 30,
                                                  1999          1998
                                                ---------    ---------
                                                    (in thousands)

     North America                              $ 170,463    $  16,233
     International                                  5,052        5,113
                                                ---------    ---------
         Total                                  $ 175,515    $  21,346
                                                =========    =========

NOTE 6.  STOCK SPLIT

     On August 13, 1999, we effected a two-for-one stock split (in the form of a stock dividend). This stock split has been retroactively reflected in the accompanying Condensed Consolidated Financial Statements.

NOTE 7.  RECENT PRONOUNCEMENTS

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

     The provisions of SOP 98-9 that extend the deferral of certain paragraphs of SOP 97-2 became effective December 15, 1998. These paragraphs of SOP 97-2 and SOP 98-9 were effective for transactions that were entered into in fiscal years beginning after March 15, 1999. Retroactive application is prohibited. We do not expect the provisions of SOP 98-9 to have a significant impact on our current revenue recognition policies.

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

RESULTS OF OPERATIONS

Overview

     We develop, market and support enterprise storage management software products for heterogeneous client/server computing environments and large scale enterprises. Our Networker family of software products, as well as the HA+ products from our merger with FullTime, BudTool and Celestra products from our purchase of Intelliguard and the Standby Server and Co-Standby Server products from our purchase of Vinca support many storage management server platforms and can accommodate a variety of servers, clients, applications, databases and storage devices. We license our products through resellers and directly to end users primarily located in North America, Europe and Asia Pacific. We also license our source code to original equipment manufacturers ("OEMs") in exchange for initial licensing fees and receive ongoing royalties from the OEMs' product sales. Substantially all of the OEMs are large computer system and software suppliers located in the United States, Europe and Asia Pacific.

     We acquired FullTime, Intelliguard and Vinca in 1999 primarily for their respective product offerings and research and development teams. We accounted for the merger with FullTime as a pooling-of-interests. Accordingly, we restated the financial statements to represent the combined financial results of the previously separate entities for all periods presented. We accounted for the acquisitions of Intelliguard and Vinca as purchase business combinations. Accordingly, Intelliguard's and Vinca's results of operations are included in our combined results for period beginning after the dates of consummation of the acquisition on April 1, 1999 and July 30, 1999, respectively.

                                                  Three Months Ended                  Nine Months Ended
                                                     September 30,                      September 30,
                                                  1999         1998                  1999         1998
                                               -----------  -----------           -----------  -----------
Revenue:
   Product license                                   66%           65%                  65%           65%
   Service and support                               25            23                   26            22
   Royalty                                            9            12                    9            13
                                               --------     ---------             --------     ---------
       Total revenue                                100           100                  100           100
Cost of revenue:
   Product license                                    2             6                    2             6
   Service and support                                9             9                   10             9
                                               --------     ---------             --------     ---------
       Total cost of revenue                         11            15                   12            15
                                               --------     ---------             --------     ---------
Gross profit                                         89            85                   88            85
Operating expenses:
   Research and development                          14            16                   15            16
   Sales and marketing                               33            40                   35            44
   General and administrative                         7             8                    8             9
   Amortization of intangibles                       11             1                    6             1
   Purchased in-process research
           and development                           12            --                    6            --
   Merger related expenses                           --             1                    3            --
                                               --------     ---------             --------     ---------
       Total operating expenses                      77            66                   73            70
                                               --------     ---------             --------     ---------
Income from operations                               12            19                   15            15
Interest and other income, net                        2             3                    2             3
                                               --------       -------             --------     ---------
Income before provision for income taxes             14            22                   17            18
Provision for income taxes                            9             8                    8             7
                                               --------     ---------             --------     ---------
Net income                                            5%           14%                   9%           11%
                                               ========     =========             ========     =========

Revenue

     Total revenue for the third quarter ended September 30, 1999 increased 61% percent over total revenue for the comparable period of 1998. Total revenue for the nine months ended September 30, 1999 increased 57% percent over total revenue for the comparable period of 1998. The increases were attributable to the continued acceptance of our Networker family of products, as well as the HA+ products from our merger with FullTime, the BudTool and Celestra products from our purchase of Intelliguard and Standby Server and the Co-Standby Server products from our purchase of Vinca, increased product license sales to large-scale enterprises and increased sales of service and support contracts.

     Product License Revenue. Product license revenue was $47.6 million in the third quarter of 1999 and $29.0 million in the third quarter of 1998, representing an increase of 64 percent. Product license revenue was $122.0 million in the first nine months of 1999 and $76.9 million in the first nine months of 1998, representing an increase of 59 percent. The increases were primarily attributable to the continued acceptance of our family of products, expansion of our product lines resulting from research and development efforts and integration of products from acquired companies and increased product sales to large-scale enterprises. We recognize product license revenue upon shipment if a signed contract exists, the fee is fixed and determinable, collection of resulting receivables is probable and product returns are reasonably estimable, except for sales to domestic distributors, which are recognized upon sale by the distributors to end-users. We recognize revenue from domestic distributors upon sale by the distributor to end-users since these distributors have unlimited rights of return and we historically have not been able to make reasonable estimates of product returns from these distributors. Prior growth rates of our product license revenue are not indicative of future product license revenue growth rates and may not be sustainable in the future.

     Service and Support Revenue. Service and support revenue was $17.7 million in the third quarter of 1999 and $10.3 million in the third quarter of 1998, representing an increase of 71 percent. Service and support revenue was $47.7 million in the first nine months of 1999 and $26.5 million in the first nine months of 1998, representing an increase of 80 percent. The increases were primarily attributable to the growth in the number of registered customers electing to subscribe to support contracts and to renew software support contracts after their initial one-year term. Our increase in internal staffing for software support and education and consulting services helped to increase new sales and renewals of our software support contracts, as well as sales of education and consulting services we offer. We collect fees for ongoing customer support and product updates in advance and recognize this support revenue ratably over the period of the contract. For education and consulting services, we recognize revenue when such services are performed. Prior growth rates of our software service and support revenue are not indicative of future software service and support revenue growth rates and may not be sustainable in the future.

     Royalty Revenue. Royalty revenue was $6.4 million in the third quarter of 1999 and $5.1 million in the third quarter of 1998, representing an increase of 25 percent. Royalty revenue was $16.3 million in the first nine months of 1999 and $14.7 million in the first nine months of 1998, representing an increase of 11 percent. The increase in royalty revenue was primarily attributable to increased product sales by our OEMs. Royalty revenue is recognized upon receipt of quarterly royalty reports from OEMs related to their product sales for the previous quarter. Prior growth rates of our royalty revenue are not indicative of future royalty revenue growth rates and may not be sustainable in the future.

     International product license revenue was $16.3 million in the third quarter of 1999 and $11.2 million in the third quarter of 1998. International product license revenue increased 45 percent from the third quarter of 1998 to the third quarter of 1999. International product license revenue accounted for 34 percent of total product license revenue in the third quarter of 1999 and 39 percent in the third quarter of 1998. International product license revenue was $48.6 million in the first nine months of 1999 and $29.9 million in the first nine months of 1998. International product license revenue increased 63 percent from the first nine months of 1998 to the first nine months of 1999. International product license revenue accounted for 40 percent of total product license revenue in the first nine months of 1999 and 39 percent in the first nine months of 1998. International license revenue increased in absolute dollars primarily as a result of the continued market acceptance of our products overseas. An increase in the number of international sales offices, personnel and international distributors and resellers marketing our products helped increase the market acceptance of our products overseas. Sales in Europe accounted for the majority of our international revenue during these periods. We intend to continue to expand our international operations, which requires significant management attention and financial resources. Such diversion of resources could materially adversely affect our operating results. To the extent that we are unable to effect these additions in a timely manner, our growth, if any, in international revenue will be limited, and our business, operating results and financial condition could be seriously harmed. In addition, we cannot guarantee that we will be able to maintain or increase international market demand for our products.


Gross Profit

     Gross profit was $63.7 million in the third quarter of 1999 and $37.9 million in the third quarter of 1998, representing 89 percent of total revenue in the third quarter of 1999 and 85 percent of total revenue in the third quarter of 1998. Gross profit was $163.7 million in the first nine months of 1999 and $100.1 million in first nine months of 1998, representing 88 percent in the first nine months of 1999 and 85 percent in the first nine months of 1998. Gross profit consists of product license and service and support revenue less related costs.

     Gross profit from product license revenue was $46.2 million in the third quarter of 1999 and $26.6 million in the third quarter of 1998, representing 97 percent of product license revenue in the third quarter of 1999 and 91 percent in the third quarter of 1998. Gross profit from product license revenue increased 74 percent from the third quarter of 1998 to the third quarter of 1999. Gross profit from product license revenue was $117.6 million in the first nine months of 1999 and $69.8 million in the first nine months of 1998, representing 96 percent of product license revenue in the first nine months of 1999 and 91 percent in the first nine months of 1998. Gross profit from product license revenue increased 69 percent from the first nine months of 1998 to the first nine months of 1999. The increases in gross profit from product license revenue as a percentage of product license revenue were primarily attributable to our merger with FullTime in April 1999. Prior to the merger, FullTime's gross profit from product license revenue as a percentage of product license revenue was lower than ours. Once the combination was completed, FullTime's manufacturing facility was closed. Therefore, the costs of product license revenue declined. Gross profit from product license revenue consists of product license revenue less the related costs. Related costs of revenue consist primarily of product media, documentation and packaging. The rate of increase in gross profit from product license revenue was greater than the rate of increase in the related costs of product license revenue.

     Gross profit from service and support revenue was $11.0 million in the third quarter of 1999 and $6.2 million in 1998, representing 62 percent of the service and support revenue in the third quarter of 1999 and 61 percent in the third quarter of 1998. Gross profit from service and support revenue increased 77 percent from the third quarter of 1998 to the same period of 1999. Gross profit from service and support revenue was $29.8 million in the first nine months of 1999 and $15.6 million in the first nine months of 1998, representing 62 percent of the service and support revenue in the first nine months of 1999 and 59 percent in 1998. Gross profit from service and support revenue increased 91 percent from the first nine months of 1998 to the same period of 1999. Gross profit from service and support revenue as a percentage of service and support revenue increased primarily as a result of leveraging the costs of service and support revenue over a larger revenue base. The rate of increase in service and support revenue was greater than the rate of increase in the related costs of service and support revenue. The increase in our costs of service and support revenue in absolute dollars is attributable to our continued investment in developing new services and support offerings. The continued investment consists of costs associated with supporting a larger installed base of products, as well as costs to provide higher support levels to customers. Costs of service and support revenue consist primarily of personnel-related costs incurred in providing telephone support, consulting services, and training to customers as well as costs of providing software updates and costs of education and consulting materials.


Operating Expenses

     Research and Development. Research and development expenses consist primarily of personnel-related costs. Research and development expenses were $10.4 million in the third quarter of 1999 and $6.8 million in the third quarter of 1998, representing 14 percent of total revenue in the third quarter of 1999 and 16 percent of total revenue in the third quarter of 1998. Research and development expenses increased 51 percent from the third quarter of 1998 to the third quarter of 1999. Research and development expenses were $27.4 million in the first nine months of 1999 and $18.4 million in the first nine months of 1998, representing 15 percent of total revenue in the first nine months of 1999 and 16 percent in first nine months of 1998. Research and development expenses increased 49 percent from the first nine months of 1998 to the first nine months of 1999. The increases in research and development expenses in absolute dollars primarily reflect increased staffing and associated support for engineers necessary to continue to expand and enhance our product line. Research and development expenses as a percentage of total revenue decreased primarily as a result of research and development expenses increasing at a slower rate than the rate of increase in total revenue. We believe that research and development expenses will continue to increase in absolute dollars as we continue to invest in developing new products, applications, and product enhancements.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries and commissions for sales and marketing personnel and promotional expenses. Sales and marketing expenses were $23.8 million in the third quarter of 1999 and $17.9 million in the third quarter of 1998, representing 33 percent of total revenue in the third quarter of 1999 and 40 percent in the third quarter of 1998. Sales and marketing expenses increased 20 percent from the third quarter of 1998 to the third quarter of 1999. Sales and marketing expenses were $66.3 million in the first nine months of 1999 and $51.4 million in the first nine months of 1998, representing 35 percent of total revenue in the nine months of 1999 and 44 percent in the first nine months of 1998. Sales and marketing expenses increased 27 percent from the first nine months of 1998 to the first nine months of 1999. The increases in sales and marketing expenses in absolute dollars was primarily attributable to the continued growth of our sales force and associated support personnel. Sales and marketing expenses also increased as a result of additional marketing and promotional activities to increase awareness of our products. The decreases in sales and marketing expenses as a percentage of total revenue were primarily attributable to our merger with FullTime in April 1999, accounted for as a pooling-of-interests. Prior to the merger, FullTime's sales and marketing expenses as a percentage of total revenue were higher than ours. We believe that sales and marketing expenses will continue to increase in absolute dollars as we continue to expand our sales and marketing staff.

     General and Administrative. General and administrative expenses include personnel and other costs of our finance, human resources, facilities, information systems and other administrative departments. General and administrative expenses were $5.1 million in the third quarter of 1999 and $3.7 million in the third quarter of 1998, representing 7 percent of total revenue in the third quarter of 1999 and 8 percent of total revenue in the third quarter of 1998. General and administrative expenses increased 36 percent from the third quarter of 1998 to the third quarter of 1999. General and administrative expenses were $14.6 million in the first nine months of 1999 and $11.2 million in the first nine months of 1998, representing 8 percent of total revenue in the first nine months of 1999 and 9 percent of total revenue in the first nine months of 1998. General and administrative expenses increased 28 percent from the first nine months of 1998 to the first nine months of 1999. The increase in absolute dollars of general and administrative expenses from the third quarter of 1998 to the third quarter of 1999 was primarily attributable to increased staffing and related costs required to manage and support our expansion. The decreases in general and administrative expenses as a percentage of total revenue were attributable to leveraging general and administrative expenses over a larger revenue base and our merger with FullTime in April 1999, accounted for as a pooling-of-interests. Prior to the merger, FullTime's general and administrative expenses as a percentage of total revenue were higher than ours. We expect that general and administrative expenses will increase in dollar amount as we continue to expand our operations.

     Amortization of Intangibles. Amortization of intangibles was $7.7 million in the third quarter of 1999 and $279,000 in the third quarter of 1998. Amortization of intangibles was $12.2 million in the first nine months of 1999 and $838,000 in the first nine months of 1998. During the first nine months of 1999, we recorded additional intangibles related to the acquisitions of Intelliguard totaling $58.7 million and Vinca totaling $102.7 million (See Note 3 in the Notes to the Condensed Consolidated Financial Statements). We amortize these intangibles on a straight-line basis from seventeen months to five years from the dates of acquisition which resulted in additional amortization of $11.3 million in the first nine months of 1999.

     In-process Research and Development. During the first nine months of 1999, we incurred in-process research and development costs of $11.5 million in connection with our acquisitions of Intelliguard and Vinca. We did not incur in-process research and development costs during periods presented for 1998.

     The fair value of Intelliguard's and Vinca's core technologies, existing products, as well as the technology currently under development were determined by an independent appraisers using the income approach, which discounts expected future cash flows to present value. The discount rates used in the present value calculations were derived from a weighted average cost of capital analysis, adjusted upward by a premium of 5% for the in-process projects from the Intelliguard acquisition and 8.5% to 26% for the in-process projects from Vinca acquisition to reflect additional risks inherent in the development life cycle. We expect that the pricing models related to these acquisitions will be considered standard within the high-technology industry. However, we do not expect to achieve a material amount of expense reductions or synergies as a result of integrating the acquired in-process technology. Therefore, the valuation assumptions do not include anticipated cost savings.

     The Intelliguard projects included in in-process research and development and the percent complete, the estimated cost to complete and the value assigned to each project follows (in thousands):


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
                                                                  =========

     The Vinca projects included in in-process research and development and the percent complete, the estimated cost to complete and the value assigned to each project as follows (in thousands):


                        Estimate Percent    Estimated Cost        Value
         Project           Completion       To Complete           Assigned

         A                      60%            $     800            $   700
         B                      60%                  180                600
         C                      90%                  175              2,200
         D                      90%                  150              2,200
         E                      90%                  300              1,000
         F                      30%                1,035                300
         G                      80%                2,065                800
         H                      40%                5,471                200
         I                      20%                2,450                300
                                                                  ---------

         Total purchased in-process research and development      $   8,300
                                                                  =========


     We expect that products incorporating the acquired technology will be completed and begin to generate cash flows within the next six months. However, development of these technologies remains a significant risk to Legato due to the remaining effort to achieve technical viability, rapidly changing customer markets, uncertain standards for new products and significant competitive threats from numerous companies. The nature of efforts to develop the acquired technology into commercially viable products consists principally of planning, designing, coding and testing activities necessary to determine that the product can meet market expectations, including functionality and technical requirements. Failure to achieve the expected levels of revenue and net income from these products will negatively impact the return on investment expected at the time of the acquisition and potentially result in impairment of any other assets related to the development activities.

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

     Merger-Related Expenses. In connection with the merger with FullTime, we incurred $5.0 million in merger related expenses, consisting primarily of charges for transaction fees, involuntary termination benefits, non-cancelable lease obligations and write-offs of leasehold improvements for sales and administrative offices that were duplicative and vacated. Since the merger with FullTime was accounted for as a pooling-of-interests, qualified merger related expenses are included in the statement of operations. Our acquisitions of Intelliguard and Vinca were accounted for as purchase business combinations. Therefore, acquisition-related costs were included as part of the purchase prices and allocated to goodwill and intangible assets.

     Interest and Other Income, Net. Interest and other income, net, was $1.3 million in the third quarter of 1999 and 1998. Interest and other income, net, was $3.8 million in the first nine months of 1999 and $3.5 million in the first nine months of 1998. Interest and other income primarily represent interest income from funds available for investment.

     Provision for Income Taxes. The provision for income taxes for the third quarter of 1999 was $6.3 million, compared to $3.7 million for the third quarter of 1998. The provision for income taxes for the first nine months of 1999 was $14.5 million, compared to $8.3 million for the first nine months of 1998. The effective tax rate was 65 percent for the third quarter of 1999 and 38 percent for the third quarter of 1998. The effective tax rate was 47 percent for the first nine months of 1999 and 39 percent for the first nine months of 1998. The increase in the effective rate from the third quarter of 1998 to the third quarter of 1999 is primarily attributable to merger related expenses and amortization of goodwill and intangible assets which are not deductible for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

     Our cash, cash equivalents and investments totaled $144.7 million at September 30, 1999, and represented 35 percent of total assets. Cash and cash equivalents are highly liquid investments with original maturities of ninety days or less. Investments consist mainly of short-term and long-term municipal securities. At September 30, 1999, we had no long-term debt and stockholders' equity was $334.1 million.

     We have financed our operations to date primarily by cash from operations and sales of common stock. Net cash provided by operating activities was $31.6 million in the first nine months of 1999. Net cash provided by operations in the first nine months of 1999 consisted primarily of net income of $16.1 million plus depreciation and amortization of $20.4 million, tax benefit from exercise of stock options of $19.3 million and the write-off of $11.5 million of purchased in-process research and development for the acquisitions of Intelliguard and Vinca and the net change in deferred tax assets of $4.4 million offset by the net change in operating assets and liabilities of $40.0 million.

     Net cash used in investing activities was $37.8 million in the first nine months of 1999. Net cash used in investing activities primarily reflected purchases of marketable securities of $77.3 million, purchases of property and equipment of $8.5 million and the purchases of Intelliguard and Vinca, net of cash acquired, of $22.9 million. The cash used in investing activities was offset primarily by proceeds from the maturity and sale of marketable securities of $72.6 million. The increase in cash used for investing activities from 1998 is primarily attributable to acquisition activities during 1999 and purchases of available for sale securities resulting from our higher cash and investment balances.

     Net cash provided by financing activities was $20.3 million in the first nine months of 1999. Net cash provided by financing activities consisted primarily of proceeds received from the issuance of our common stock. The increase in cash provided by financing activities is primarily attributable to the exercise of stock options by employees as the price of our common stock has increased from 1998.

     Non-cash transactions consisted primarily of the issuance of 1,440,000 shares of common stock in connection with the acquisition of Intelliguard and 1,530,732 shares of common stock in connection with the acquisition of Vinca during 1999.

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

     We have conducted Year 2000 compliance reviews for current versions of our products. The reviews include:

     - Assessment;
     - Implementation;
     - Validation testing; and
     - Contingency planning.

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

     We have tested software obtained from third parties that is incorporated into our products and believe that such licensed software is Year 2000 compliant. Despite such testing and assurances, products incorporated into our products may contain undetected errors or defects associated with Year 2000 date functions. Known or unknown errors or defects in our products may result in:

     -  Delay or loss of revenue;
     -  Diversion of development resources;
     -  Damage to our reputation; or
     -  Increased service and warranty costs.

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

     We have funded our Year 2000 compliance review from operating cash flows and have not separately accounted for these costs in the past. We will incur additional amounts related to the Year 2000 compliance review including:

     - Administrative personnel to manage the review; and
     - Outside contractors to provide technical advice and technical support for our products, product engineering, and customer satisfaction.

     We have developed contingency plans to be implemented as part of our efforts to identify and correct Year 2000 problems. Depending on the systems affected, these plans include:

     - Accelerated replacement of affected equipment or software;
     - Short to medium-term use of backup equipment and software;
     - Increased work hours for our personnel or use of contract personnel to correct (on an accelerated schedule) any Year 2000 problems that arise or to provide manual workarounds for information systems; and
     - Other similar approaches

If we are required to implement any of these contingency plans, it could seriously harm our business, financial condition and operating results. Our ability to achieve Year 2000 compliance and the level of incremental costs associated therewith, could be seriously impacted by, among other things:

     - The availability and cost of programming and testing resources;

     - Vendors' ability to modify proprietary software; and
     - Unanticipated problems identified in the ongoing compliance review.

RISK FACTORS

     In addition to the other information in this Report, the following risk factors should be considered carefully in evaluating our business and us:

     Our Quarterly Operating Results Are Volatile.

     Our quarterly operating results have varied in the past and may vary in the future. Our quarterly operating results may vary depending on a number of factors, many of which are outside of our control, including:

     - The size and timing of orders;
     - Increased competition;
     - Market acceptance of our new products, applications and product enhancements or those of our competitors;
     - Changes in pricing policies of our competitors or by us;
     - Our ability to timely develop, introduce and market new products, applications and product enhancements;
     - Our ability to integrate acquired businesses;
     - Our ability to control costs;
     - Quality control of products sold;
     - Lengthy sales cycles, particularly with enterprise license transactions;
     - Our success in expanding sales and marketing programs;
     - Technological changes in our markets;
     - The mix of sales among our channels;
     - Deferrals of customer orders in anticipation of new products, applications or product enhancements;
     - Market readiness to deploy our products for distributed computing environments;
     - Changes in our strategy or that of our competitors;
     - Customer budget cycles and changes in these budget cycles;
     - Foreign currency and exchange rates;
     - Acquisition costs or other non-recurring charges in connection with the acquisition of companies, products or technologies;
     - Personnel changes; and
     - General economic factors.

     Our Future Operating Results Are Uncertain.

     We cannot predict our future revenue with any significant degree of certainty for several reasons including the following:

     - Product revenue in any quarter is substantially dependent on orders booked and shipped in that quarter, since we operate with virtually no order backlog;
     - We do not recognize revenue on sales to domestic distributors until the products are sold through to end-users;
     - The storage management market is rapidly evolving;
     - Our sales cycles vary substantially from customer to customer, in large part because we are becoming increasingly dependent upon larger company-wide enterprise license transactions to corporate customers.

       Such transactions include product license, service and support components and take a long time to complete;
     - The timing of large orders can significantly affect revenue within a quarter; and
     - License and royalty revenue is difficult to forecast. Our royalty revenue is dependent upon product license sales by OEMs of their products that incorporate our software. Accordingly, royalty revenue is subject to OEMs' product cycles, which are also difficult to predict. Fluctuations in licensing activity from quarter to quarter further impact royalty revenue, because initial license fees generally are non-recurring and recognized upon the signing of a license agreement.

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

     - Price reductions;
     - Reduced gross margins; and
     - Loss of market share.

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

     We Must Integrate Recent Mergers and Acquisitions.

     On April 1, 1999, we completed the acquisition of Intelliguard, a developer of standards-based storage management solutions for storage area networks. On April 19, 1999, we completed the merger with FullTime, a developer of distributed, enterprise-wide, cross-platform, adaptive computing solutions that enable customers to proactively manage application service level availability into a wholly-owned subsidiary of Legato. On July 30, 1999, we completed the acquisition of Vinca Corporation, a Utah-based provider of high availability and data protection software. We may make additional acquisitions in the future. Acquisitions of companies, products or technologies entail numerous risks, including:

     - An inability to successfully assimilate acquired operations and products;
     - Diversion of management's attention;
     - Loss of key employees of acquired companies;
     - Substantial transaction costs; and
     - Substantial additional costs charged to operations as a result of the failure to consummate acquisitions.

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

     We Depend on Our NetWorker Product Line.

     We currently derive, and expect to continue to derive, a substantial majority of our revenue from our NetWorker software products and related services. A decline in the price of or demand for NetWorker, or failure to achieve broad market acceptance of NetWorker, would seriously harm our business, operating results and financial condition. We cannot reasonably predict NetWorker's remaining life for several reasons, including:

     - The recent emergence of our market;

     - The effect of new products, applications or product enhancements;
     - Technological changes in the network storage management environment in which NetWorker operates; and
     - Future competition.

     We Must Respond to Rapid Technological Changes with New Product Offerings.

     The markets for our products are characterized by:

     - Rapid technological changes;
     - Changing customer needs;
     - Frequent new software product introductions; and
     - Evolving industry standards.

     The introduction of products embodying new technologies and the emergence of new industry standards could render our existing products obsolete and unmarketable.

     To be successful, we need to develop and introduce new software products (including new releases, applications and enhancements) on a timely basis that:

     - Keep pace with technological developments and emerging industry standards; and
     - Address the increasingly sophisticated needs of our customers.

     We may:

     - Fail to develop and market new products that respond to technological changes or evolving industry standards;
     - Experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products; or
     - Fail to develop new products that adequately meet the requirements of the marketplace or achieve market acceptance

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

     We Rely on Enterprise-Level License Transactions.

     In the past, we marketed our products at the department level of corporate customers. Within the last two years, we began to pursue larger enterprise license transactions with corporate customers. We may fail to successfully market our products in larger enterprise license transactions. Such failure would seriously harm our business, operating results and financial condition. Our operating results are sensitive to the timing of such orders. Such orders are difficult to manage and predict, because:

     - The sales cycle is typically lengthy, generally lasting three to nine months, and varies substantially from transaction to transaction;
     - They often include product license, service and support components;
     - They typically involve significant technical evaluation and commitment of capital and other resources; and
     - Customers' internal procedures frequently cause delays in orders. Such internal procedures include approval large capital expenditures, implementation of new technologies within their networks, and testing new technologies that affect key operations.

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

     Our strategy is also to increase the proportion of our customers licensed through OEMs. We may fail to achieve this strategy. We are currently investing, and intend to continue to invest resources to develop this channel. Such investments could seriously harm our operating margins. We depend on our OEMs' ability to develop new products, applications and product enhancements on a timely and cost-effective basis that will meet changing customer needs and respond to emerging industry standards and other technological changes. Our OEMs may not effectively meet these technological challenges.
These OEMs:

     - Are not within our control;
     - May incorporate the technologies of other companies in addition to, or to the exclusion of, our technologies; and
     - Are not obligated to purchase our products. In addition, our OEMs generally have exclusive rights to our technology on their platforms, subject to certain minimum royalty obligations.

     Our OEMs may not continue to carry our products. The inability to recruit, or the loss of, important OEMs could serious harm our business, operating results and financial condition.

     We Depend on International Revenue.

     Our continued growth and profitability will require further expansion of our international operations. To successfully expand international operations, we must:

     - Establish additional foreign operations;
     - Hire additional personnel; and
     - Recruit additional international resellers.

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

     Additional risks inherent in our international business activities generally include:

     - Significant reliance on our distributors and other resellers who do not offer our products exclusively;
     - Unexpected changes in regulatory requirements;
     - Tariffs and other trade barriers;
     - Lack of acceptance of localized products, if any, in foreign countries;
     - Longer accounts receivable payment cycles;
     - Difficulties in managing international operations;
     - Potentially adverse tax consequences, including restrictions on the repatriation of earnings;
     - The burdens of complying with a wide variety of foreign laws; and
     - The risks related to the recent global economic turbulence and adverse economic circumstances in Asia.

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

     We Are Affected by General Economic and Market Conditions.

     During recent years, segments of the computer industry have experienced significant economic downturns characterized by:

     - Decreased product demand;
     - Product overcapacity;
     - Price erosion;
     - Work slowdowns; and
     - Layoffs.

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

     Protection of Our Intellectual Property is Limited.

     Our success depends significantly upon proprietary technology. To protect our proprietary rights, we rely on a combination of:

     - Patents;
     - Copyright and trademark laws;
     - Trade secrets;
     - Confidentiality procedures; and
     - Contractual provisions.

     We seek to protect our software, documentation and other written materials under patent, trade secret and copyright laws, which afford only limited protection. However,

     - We may not develop proprietary products or technologies that are patentable;
     - Any issued patent may not provide us with any competitive advantages or may be challenged by third parties; or
     - The patents of others may seriously impede our ability to do business.

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

     We have conducted Year 2000 compliance reviews for current versions of our products. The reviews include:

     - Assessment;
     - Implementation;
     - Validation testing; and
     - Contingency planning.

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

     We have tested software obtained from third parties that is incorporated into our products and believe that such licensed software is Year 2000 compliant. Despite such testing and assurances, products incorporated into our products may contain undetected errors or defects associated with Year 2000 date functions. Known or unknown errors or defects in our products may result in:

     - Delay or loss of revenue;
     - Diversion of development resources;
     - Damage to our reputation; or
     - Increased service and warranty costs.

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

     We have funded our Year 2000 compliance review from operating cash flows and have not separately accounted for these costs in the past. We will incur additional amounts related to the Year 2000 compliance review including:

     - Administrative personnel to manage the review; and
     - Outside contractors to provide technical advice and technical support for our products, product engineering, and customer satisfaction.

     We have developed contingency plans to be implemented as part of our efforts to identify and correct Year 2000 problems. Depending on the systems affected, these plans include:

     - Accelerated replacement of affected equipment or software;
     - Short to medium-term use of backup equipment and software;
     - Increased work hours for our personnel or use of contract personnel to correct (on an accelerated schedule) any Year 2000 problems that arise or to provide manual workarounds for information systems; and
     - Other similar approaches

If we are required to implement any of these contingency plans, it could seriously harm our business, financial condition and operating results. Our ability to achieve Year 2000 compliance and the level of incremental costs associated therewith, could be seriously impacted by, among other things:

     - The availability and cost of programming and testing resources;
     - Vendors' ability to modify proprietary software; and
     - Unanticipated problems identified in the ongoing compliance review.

     Our Trading Price is Volatile.

     The market price of our common stock may decrease significantly. A number of factors could significantly affect the market price of our common stock including:

     - Quarterly fluctuations in financial results or results of other software companies;
     - Changes in our revenue growth rates or our competitors' growth rates;
     - Announcements that our revenue or income are below analysts' expectations;
     - Changes in analysts' estimates of our performance or industry performance;
     - Announcements of new products by our competitors or by us;
     - Developments with respect to our patents, copyrights, or proprietary rights or those of our competitors;
     - Sales of large blocks of our common stock;
     - Conditions in the financial markets in general;
     - General business conditions and trends in the distributed computing environment and software industry;
     - Deferred purchases of our products as a result of customers needs to expend available resources to become Year 2000 compliant;
     - Costs and resources required to address potential Year 2000 problems relating to our products or our internal use software and hardware; and
     - Changes in prices of our products.

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

PART II:     OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

       27.1    Financial Data Schedule

(b) Reports on Form 8-K

    (i) The Company filed a report on Form 8-K, dated July 30, 1999, in connection with our acquisition of Vinca Corporation.

    (i) The Company filed a report on Form 8-K, as amended, dated October 12, 1999, in connection with our acquisition of Vinca Corporation.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGATO SYSTEMS, INC.




Date: November 10, 1999               /S/ Stephen C. Wise
                                      ---------------------------------------
                                      Stephen C. Wise
                                      Senior V.P. of Finance and
                                      Chief Financial Officer

                                      (Duly authorized officer and principal
                                       financial and accounting officer)