Form 10-K/A
period 1998-12-31
LEGATO SYSTEMS INC
filed 1999-12-01
CIK 859360

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                                 Amendment No. 2

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1998
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 For the transition period from _____ to _____ .

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

     The number of shares outstanding of the registrant's common stock as of January 22, 1999 was 75,323,682.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III - Portions of the registrant's definitive Proxy Statement to be issued in conjunction with the registrant's Annual Meeting of Stockholders to be held on May 13, 1999.


                              LEGATO SYSTEMS, INC.
                             FORM 10-K ANNUAL REPORT
                                 AMENDMENT NO. 2

                            FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 1998


                                TABLE OF CONTENTS
PART I

Item 1.    Business.......................................................................................   3

Item 2.    Properties.....................................................................................  23

Item 3.    Legal Proceedings..............................................................................  23

Item 4.    Submission of Matters to a Vote of Security Holders............................................  23

Item 4a.   Executive Officers of the Registrant...........................................................  23

PART II

Item 5.    Market for  Registrant's Common Equity and Related Stockholder Matters.........................  25

Item 6.    Selected Consolidated Financial Data...........................................................  26

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations..........  27

Item 8.    Consolidated Financial Statements and Supplementary Data.......................................  36

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........  36

PART III

Item 10.   Directors and Executive Officers of the Registrant.............................................  59

Item 11.   Executive Compensation.........................................................................  59

Item 12.   Security Ownership of Certain Beneficial Owners and Management.................................  59

Item 13.   Certain Relationships and Related Transactions.................................................  59

PART IV

Item 14.   Exhibits, Financial Statement Schedule and Reports on Form 8-K.................................  60

SIGNATURES ...............................................................................................  64

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

     Legato Systems, Inc. was incorporated in Delaware in September 1988. We develop, market and support network storage management software products for heterogeneous client/server computing environments and large scale enterprises. We believe we are currently a technology leader in the network storage management software market because of the scalability, heterogeneity, performance, ease of use, central administration and data availability of our software products. Our data protection products, primarily the NetWorker family of products, and our data availability products, primarily HA+, Octopus, Replication and Cluster products, support many storage management server platforms and accommodates a variety of clients, servers, applications, databases and storage devices. Our long term strategy is to create an integrated set of solutions centered around storage management that enhance and simplify network computing as a whole.

     In the third quarter of 1998, we acquired Software Moguls, Inc, a developer of advanced backup-retrieval products for Window NT and UNIX environments. In the second quarter of 1999, we acquired Qualix Group, Inc. (dba FullTime Software, Inc.) ("FullTime"), a developer of distributed, enterprise-wide, cross-platform, adaptive computing solutions. We accounted for the acquisitions as poolings-of-interests. Accordingly, this 10-K is being amended to reflect the acquisition as if they had occurred as of the earliest period presented. These acquisitions are intended to enable us to continue to provide customers with storage management technologies to protect their data with ease and confidence. The research and development resources and product lines from the acquisitions of Software Moguls, Inc., and FullTime potentially provide us with opportunities to enhance the core elements of our enterprise storage management solution. (See Risk Factors also.)

     We utilize multiple distribution channels, including direct sales, resellers and original equipment manufacturers ("OEMs"), as a part of our strategy to achieve comprehensive coverage in the market. We license our source code to leading computer system and software suppliers, including:

       - Amdahl;
       - Banyan;
       - Compaq (Digital);
       - Compaq (Tandem);
       - Data General;
       - NEC;
       - Siemens Nixdorf;
       - Silicon Graphics; and
       - Sun Microsystems.

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

BACKGROUND

     Our data protection and data availability software products have been designed to address the emerging requirements of storage management in client/server computing environments. These products employ a client/server architecture in which a server centralizes storage management services, including failover and recovery management as well as replication capabilities, for a wide variety of clients, including servers and desktop computers. We believe our products provide a cost-effective storage management solution that scales to support large networks, supports heterogeneous client/server computing environments, accomplishes storage management tasks within stringent time constraints, reduces the cost of network administration and employs an easy-to-use graphical user interface. The core elements of the our solution include:

       - Scalability;
       - Heterogeneity;
       - Performance;
       - Ease of use;
       - Central administration; and
       - Data availability.

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

     Heterogeneity. Our storage management solutions are designed to support a wide range of servers, clients, applications, databases and storage devices. Servers, clients, applications, databases and storage devices supported by our BusinesSuite products include:

       - DB2;
       - Informix;
       - Lotus Notes;
       - Microsoft Exchange;
       - Microsoft SQL;
       - Oracle;
       - SAP R/3; and
       - Sybase.

Our family of storage management server products operates on the following platforms:

       - NetWare;
       - Windows NT;
       - UNIX systems (AIX, DEC, Dynix/ptx, HP-UX, Irix and Solaris); and
       - UNIX systems and Windows NT offered by our OEMs.

Server and desktop computer clients supported include:

       - DOS;
       - Macintosh;
       - NetWare;
       - OS/2;
       - UNIX;
       - Vines;
       - Windows; and
       - Windows NT.

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

     Performance. Organizations usually need to accomplish storage management functions (which tend to consume network bandwidth as large amounts of data are transferred over the network) during a network's off-peak hours. Our NetWorker storage management server can process data from many clients in parallel, allowing high volumes of network data to be managed within stringent time constraints. NetWorker is designed to take advantage of improvements in the physical environment to deliver higher performance. As networks employ higher-speed computers, faster and increased capacity storage devices and higher bandwidth networking technologies, NetWorker can exploit these capabilities to move data quickly. Our data availability products, including Replication, Cluster, HA+ and Octopus provide for real-time replication for data exchange and synchronization for local applications, data exchange among remote sites and disaster recovery without significant downtime and create collaborative clusters of server resources across platforms, networks and applications to ensure resource availability.

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

     Data Availability. Our data availability products, including HA+, Octupus, Replication and Cluster products help to minimize the impact of failures caused by system malfunction, human error, sabotage or natural disasters. These data availability products are designed to monitor, replicate and support a variety of UNIX-based and Windows NT operating systems, hardware platforms, disk configurations, networks, applications and databases. For example, if a server goes down, or for any reason stops providing service to an application, HA+ can promptly elect another server to carry on service and allow users to continually access their data and applications.

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

     In addition to data protection, an important function of the architecture is data availability which provides end users access to the computing power, data and applications they need, when and where they need them, including times when data protection actually takes place. As organizations migrate or consider migrating business-critical applications to distributed computing environments, they frequently need to ensure that such applications are fully operational around the clock. In order to facilitate data availability without significant downtime, open application interfaces take place so that other applications can share data and it layers over an existing computing environment, including data, systems, standard TCP/IP networks and applications, with no programming or changes to the existing applications required. Therefore, the data protection process, as well as the implementation of system and software upgrades, can occur without the traditional downtime.

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

PRODUCTS

     Our family of storage management server software - NetWorker - provides network storage management services for a wide variety of platforms. NetWorker consists of two basic components: a client module that accesses the data being managed, and a server module that performs the protection, management and control of network data. Typically, the server module is selected to run on the platform most familiar to the administrative staff in an organization; the client modules are selected according to the type of computers installed on the network. Our server software is available for NetWare, Windows NT and several UNIX platforms, including Compaq (Digital), HP, IBM, Silicon Graphics and Sun versions of UNIX. A number of applications and enhancements options are available for the storage server.

     The base NetWorker server product provides data protection services for clients and includes client software for the same platform as the NetWorker server, as well as support for a set of popular non-robotic storage devices. In multiple platform environments, client software for dissimilar platforms must be purchased. The following client packages are currently available:

       - ClientPak for UNIX, which supports a diverse set of UNIX clients;
       - ClientPak for PC Desktops, which supports OS/2, Windows 95, Windows 98 and Windows NT;
       - ClientPak for Windows NT, which supports Window NT workstation and Windows NT Server;
       - ClientPak for MPE/iX, which supports HP3000 MPE/iX systems;
       - ClientPak for NetWare, which supports NetWare; and
       - ClientPak for Macintosh, which supports MacOS.

     The base NetWorker server product for Windows NT, UNIX and NetWare is also available through the following offerings, which support a variety of Networker options:

       - Workgroup Edition - a storage management solution for small networks in corporate environments. Workgroup Edition provides support for up to four client connections and two storage devices;
       - Network Edition - an enterprise-strength storage management solution for distributed networks. Network Edition supports up to ten clients, as well as options that add client connections, expand client platform coverage, and deliver advanced data management services; and
       - Power Edition - a storage management solution for customers with very large servers, clusters, or the requirement to drive high-speed devices. Power Edition features enhanced architecture to increase throughput while minimizing use of system resources and supports all standard Networker options.

     NetWorker for UNIX is licensed by the number of clients to be supported and has the following storage management server options available:

       - Archive - the ability to archive data;
       - Autochanger - the ability to employ tape and optical jukeboxes of varying capacities;
       - BusinesSuite - the ability to utilize a family of add-on modules tailored for databases and business applications;
       - Client Connections - the ability to increase the number of clients of the storage management server beyond the ten supported by the base product;
       - High Speed Device Support - the ability to utilize high speed devices;
       - Silo Support - the ability to leverage mainframe-class storage silos;
       - SNMP Modules - the ability to integrate with leading system management offerings; and
       - Storage Nodes - the ability to perform very high-speed backup locally which is managed centrally.

     NetWorker for Windows NT is Microsoft BackOffice certified and licensed by the number of clients to be supported and it has the following storage management server options available:

       - Archive - the ability to archive data;
       - Autochanger - the ability to employ tape and optical jukeboxes of varying capacities;
       - BusinesSuite - the ability to utilize a family of add-on modules tailored for databases and business applications such as SQL Server and Exchange Server;
       - Client Connections - the ability to increase the number of clients of the storage management server beyond the ten supported by the base product;
       - Open File Manager - the ability to protect open files;
       - Silo Support - the ability to leverage mainframe-class storage silos;
       - SNMP Module - the ability to integrate with leading system management offerings; and
       - Storage Nodes - the ability to perform very high-speed backup locally which is managed centrally.

     NetWorker for NetWare is licensed by the number of clients to be supported and has the following storage management server options available:

       - Archive - the ability to archive data;
       - Autochanger - the ability to employ tape and optical jukeboxes of varying capacities; and
       - Client Connections - the ability to increase the number of clients of the storage management server beyond the ten supported by the base product.

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

     Our data availability products, including HA+, Octopus, Replication and Cluster products complement the NetWorker family of products by providing users with continual real-time access to data and applications and allow systems to be backed up without the traditional downtime. Resources can be transparently relocated to continue to provide services to users while system changes are applied.

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

       - Direct sales;
       - Resellers; and
       - OEMs.

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

     North America Enterprise Solution Partners. Our North America Enterprise Solution Partners program provides a significant source of revenue in North America. The Enterprise Solution Partners program enables third-party integrators specializing in storage management and client/server network solutions to provide end user customers with complete solutions, including systems and storage hardware, complementary software and our software. The reseller is responsible for managing the sales and installation process in each customer situation. In large, complex opportunities, our support personnel work with the reseller to provide technical support. This approach enables us to cost effectively achieve broader market coverage, while maintaining close contact with end user customers in order to obtain input on product direction and to monitor customer satisfaction. We provide sales and pre-sale technical support to business partners and end user customers from our headquarters in Palo Alto and from regional offices in the following metropolitan areas:

       - Atlanta;
       - Boston;
       - Chicago;
       - Dallas;
       - Denver;
       - Los Angeles;
       - New York;
       - Seattle;
       - Toronto; and
       - Washington, D.C.

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

     International Reseller and Distributor Programs. We have similar reseller and distributor programs internationally. We currently operate sales offices in the following countries to support resellers and distributors throughout various regions of the world:

       - Australia;
       - Belgium;
       - Canada;
       - China;
       - France;
       - Germany;
       - Italy;
       - Japan;
       - Netherlands;
       - Poland;
       - Singapore;

       - South Africa;
       - Sweden;
       - Switzerland; and
       - United Kingdom.

     International product sales were $48.8 million in 1998, $27.7 million in 1997 and $17.0 million in 1996, representing 29 percent of total revenue in 1998, 23 percent in 1997 and 19 percent in 1996. The majority of international sales during these periods were made in Europe and Canada. We believe that international markets present an attractive growth opportunity and are expanding the scope of our international operations. We have engaged, and intend to add international resellers and distributors in targeted countries and are developing joint marketing programs with certain resellers and distributors. In order to facilitate penetration in certain markets, we, along with cooperation from certain international distributors, are in the process of localizing certain products to targeted languages.

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

OEMs

     Source Code OEM Program. Our source code OEM program generates significant royalty revenue. Under this program, we license our software products, in source code form, to leading computer system and software suppliers from which we receive an initial license fee and ongoing royalty revenue. The OEM partner is then responsible for porting our software to its unique operating system environment, testing it, selling it through the OEM partner's direct sales force and distribution channels and providing the primary customer support after installation. The OEM partners generally have exclusive rights to the products on their proprietary platforms (subject to certain minimum royalty obligations), but, in certain cases, work cooperatively to incorporate their enhancements into our storage products on an ongoing basis. The benefit of this approach for end users is that they can acquire our family of storage management products as part of a complete systems solution from a single vendor, with such vendor providing a single point of contact for customer support. The benefit to us has been access to our OEM partners' customer bases, both in North America and overseas, without a commensurate investment in fixed expense. We currently have source code OEM agreements in place with several computer system and software suppliers, including:

       - Amdahl;
       - Banyan;
       - Compaq (Digital);
       - Compaq (Tandem);
       - Data General;
       - Fujitsu-ICL;
       - Nihon-Unisys;
       - NEC;
       - Siemens Nixdorf;
       - Silicon Graphics;
       - Sony;
       - Sun Microsystems; and
       - Unisys.

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

     No one customer accounted for more than 10 percent of our total revenue for 1998, 1997 and 1996.

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

     Technical Support. We offer product update services and help desk services. Product updates services may be purchased pre-bundled with our software products or separately once the products are registered. Customers may purchase additional product update services and help desk service offerings on an as needed basis or on an annual basis. Product update service customers receive updates, enhancements and improvements to supported software, operating systems' support, on-line support services and opportunities to participate in special programs we offer. Annual fees for product update services are generally equivalent to 15 percent of the price of the products under license paid by customers.

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

     As part of the our ongoing development process, we released several new versions of NetWorker during 1998, and intend to release additional versions of NetWorker. In addition, we released several new products that support the base NetWorker software, including:

       - SmartMedia - an open media management application that provides standard interfaces for applications, robotic library control, drive control, and administration;
       - NetWorker Storage Node for MPE/iX - enables local data backup and restore capabilities;
       - NetWorker Remote - provides data protection and disaster recovery for Windows-based desktops and laptops; and
       - NetWorker Hierarchical Storage Manager Client - optimizes online disk requirements by allowing data to be migrated from the primary storage medium to other near-line storage.

We cannot guarantee that these and future new products will achieve market acceptance. The lack of market acceptance for these and future new products will seriously harm our business, operating results and financial condition.

     We have research and development centers in the following locations:

       - Palo Alto, California;
       - Seattle, Washington;

       - Boulder, Colorado;
       - Langhorne, Pennsylvania;
       - Marborough, Massachusetts;
       - Eden Prairie, Minnesota; and
       - Burlington, Canada.

Total expenses for research and development were $25.6 million in 1998, $17.8 million in 1997 and $11.8 million in 1996. We anticipate that we will continue to commit substantial resources to research and development in the future. To date, our development efforts have not resulted in any capitalized software development costs.

COMPETITION

     We operate in the enterprise storage management market, which is intensely competitive, highly fragmented and characterized by rapidly changing technology and evolving standards. Competitors vary in size and in the scope and breadth of the products and services offered. Our major competitors include:

     Novell NetWare and Windows NT platforms:
     ----------------------------------------
         Computer Associates (Cheyenne Software); and
         Seagate (Palindrome and Arcada).

     Sun Solaris/SunOS platform:
     ---------------------------
         Computer Associates (Legent/Lachman);
         EMC2 (Epoch);
         Peripheral Devices (Delta Microsystems);
         Spectra Logic; and
         Veritas.

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

EMPLOYEES

     As of December 31, 1998, we had a total of 807 employees. Of the total, 324 were in sales and marketing, 217 in research and development, 113 in technical support, 119 in finance, administration and operations and 34 in consulting and education services. Our future success depends, in significant part, upon the continued service of our key technical and senior management personnel and our continuing ability to attract and retain highly qualified technical and managerial personnel. Competition for such personnel is intense, and we cannot guarantee that we can retain our key technical and managerial employees or that we can attract, assimilate or retain other highly qualified technical and managerial personnel in the future. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.


RISK FACTORS

     In addition to the other information in this Report, the following risk factors should be considered carefully in evaluating our business and us:

     Our Quarterly Operating Results Are Volatile.

     Our quarterly operating results have varied in the past and may vary in the future. Our quarterly operating results may vary depending on a number of factors, many of which are outside of our control, including:

       - The size and timing of orders;
       - Increased competition;
       - Market acceptance of our new products, applications and product enhancements or our competitors;
       - Changes in pricing policies or those of our competitors;
       - Our ability to develop, introduce and market new products, applications and product enhancements;
       - Ability to integrate acquired businesses;
       - Our ability to control costs;
       - Quality control of products sold;
       - Lengthy sales cycles, particularly with enterprise license transactions;
       - Success in expanding sales and marketing programs;
       - Technological changes in our markets;
       - The mix of sales among our channels;
       - Deferrals of customer orders in anticipation of new products, applications or product enhancements;
       - Market readiness to deploy our products for distributed computing environments;
       - Changes in our strategy or that of our competitors;
       - Customer budget cycles and changes in these budget cycles;
       - Foreign currency and exchange rates;
       - Acquisition costs or other non-recurring charges in connection with the acquisition of companies, products or technologies;
       - Personnel changes; and
       - General economic factors.

     Our Future Operating Results Are Uncertain.

     We cannot predict our future revenue with any significant degree of certainty for several reasons including:

       - Product revenue in any quarter is substantially dependent on orders booked and shipped in that quarter, since we operate with virtually no order backlog;
       - We do not recognize revenue on sales to domestic distributors until the products are sold through to end-users;
       - The storage management market is rapidly evolving;
       - Our sales cycles vary substantially from customer to customer, in large part because we are becoming increasingly dependent upon larger company-wide enterprise license transactions to corporate customers. Such transactions include product license, service and support components and take a long time to complete;
       - The timing of large orders can significantly affect revenue within a quarter; and
       - License and royalty revenue are difficult to forecast. Our royalty revenue is dependent upon product license sales by OEMs of their products that incorporate our software. Accordingly, these royalty revenue is subject to OEMs' product cycles, which are also difficult to predict. Fluctuations in licensing activity from quarter to quarter further impact royalty revenue, because initial license fees generally are non-recurring and recognized upon the signing of a license agreement.

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

     Novell NetWare and Windows NT platforms:
     ----------------------------------------
         Computer Associates (Cheyenne Software); and
         Seagate (Palindrome and Arcada).

     Sun Solaris/SunOS platform:
     ---------------------------
         Computer Associates (Legent/Lachman);
         EMC2 (Epoch);
         Peripheral Devices (Delta Microsystems);
         Spectra Logic; and
         Veritas.

     AIX platform and the HP-UX platform:
     ------------------------------------
         IBM; and
         Hewlett Packard.

     We expect to encounter new competitors as we enter new markets. In addition, many of our existing competitors are broadening their platform coverage. We also expect increased competition from systems and network management companies, especially those that have historically focused on the mainframe market and are broadening their focus to include the client/server computer- market. In addition, since there are relatively low barriers to entry in the software market, we expect additional competition from other established and emerging companies. We also expect that competition will increase as a result of future software industry consolidations. Increased competition could harm us by causing, among other things:

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

     We Must Respond to Rapid Technological Changes with New Product Offerings.

     The markets for our products are characterized by:

       - Rapid technological change;
       - Changing customer needs;
       - Frequent new software product introductions; and
       - Evolving industry standards.

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

     We currently plan to introduce and market several potential new products in the next twelve months. Some of our competitors currently offer certain of these potential new products. Such potential new products are subject to significant technical risks. We may fail to introduce such potential new products on a timely basis or at all. In the past, we have experienced delays in the commencement of commercial shipments of our new products. Such delays caused customer frustrations and delay or loss of product revenue. If potential new products are delayed or do not achieve market acceptance, our business, operating results and financial condition would be seriously harmed. In the past, we have also experienced delays in purchases of our products by customers anticipating our launch of new products. Our business, operating results and financial condition would be seriously harmed if customers defer material orders in anticipation of new product introductions.

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

     We Rely on Enterprise License Transactions.

     In the past, we marketed our products at the department level of corporate customers. Within the last two years, we developed strategies to pursue larger enterprise license transactions with corporate customers. We may fail to successfully market our products in larger enterprise license transactions. Such failure would seriously harm our business, operating results and financial condition. Our operating results are sensitive to the timing of such orders. Such orders are difficult to manage and predict, because:

       - The sales cycle is typically lengthy, generally lasting three to six months, and varies substantially from transaction to transaction;
       - They often include product license, service and support components;
       - They typically involve significant technical evaluation and commitment of capital and other resources; and
       - Customers' internal procedures frequently cause delays in orders. Such internal procedures include approval of large capital expenditures, implementation of new technologies within their networks, and testing new technologies that affect key operations).

Due to the large size of enterprise transactions, if orders forecasted for a specific transaction for a particular quarter are not realized in that quarter, our operating results for that quarter may be seriously harmed.

     Historically, we have not had a separate large enterprise or national accounts sales force and only within the last eighteen months have we begun to develop direct sales groups focused on these larger accounts. To succeed in the national accounts market, we will be required to continue to transition our existing sales forces into enterprise level sales groups, and attract and retain qualified personnel. New personnel will require training to obtain knowledge of the attributes of our products. We may not be successful in creating the necessary sales organization or in attracting, retaining or training these individuals. To succeed in the enterprise and national accounts market will require, among other things, establishing and continuing to develop relationships and contacts with senior technology officers at these accounts.

Our business, financial condition and results of operations would be seriously harmed if our sales force is not successful in these efforts.

     We Rely on Indirect Sales Channels.

     We rely significantly on our distributors, systems integrators and value added resellers (collectively, "resellers") for the marketing and distribution of our products. Our agreements with resellers are generally not exclusive and in many cases may be terminated by either party without cause. Many of our resellers carry product lines that are competitive with ours. These resellers may not give a high priority to the marketing of our products. Rather, they may give a higher priority to other products, including the products of competitors, or may not continue to carry our products. Events or occurrences of this nature could seriously harm our business, operating results and financial condition. In addition, we may not be able to retain any of our current resellers or successfully recruit new resellers. Any such changes in our distribution channels could seriously harm our business, operating results and financial condition.

     Our strategy is also to increase the proportion of our customers licensed through OEMs. We may fail to achieve this strategy. We are currently investing, and intend to continue to invest resources to develop this channel. Such investments could seriously harm our operating margins. We depend on our OEMs' abilities to develop new products, applications and product enhancements on a timely and cost-effective basis that will meet changing customer needs and respond to emerging industry standards and other technological changes. Our OEMs may not effectively meet these technological challenges. These OEMs:

       - Are not within our control;
       - May incorporate the technologies of other companies in addition to, or to the exclusion of, our technologies, and
       - Are not obligated to purchase products from us. In addition, our OEMs generally have exclusive rights to our technology on their platforms, subject to certain minimum royalty obligations.

     Our OEMs may not continue to carry our products. The inability to recruit, or the loss of, important OEMs could seriously harm our business, operating results and financial condition.

     We Depend on International Revenue.

     Our continued growth and profitability will require further expansion of our international operations. To successfully expand international operations, we must:

       - Establish additional foreign operations;
       - Hire addition personnel; and
       - Recruit additional international resellers.

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

     We Must Integrate Recent Acquisitions.

     On August 6, 1998, we acquired Software Moguls, Inc. ("SMI"), a developer of advanced backup-retrieval products for the Windows NT and UNIX environments. On April 1, 1999, we acquired Intelliguard Software, Inc. ("Intelliguard"), a developer of standards-based storage management solutions for storage area networks. On April 19, 1999, we acquired FullTime, a developer of distributed, enterprise-wide, cross-platform, adaptive computing solutions. On July 30, 1999, we acquired Vinca Corporation ("Vinca"), a developer in high availability and data protection software. We may make additional acquisitions in the future. Acquisitions of companies, products or technologies entail numerous risks, including:

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

     We Depend on Growth in the Enterprise Storage Management Market.

     All of our business is in the storage management market. The enterprise storage management market is still an emerging market. Our future financial performance will depend in large part on continued growth in the number of organizations adopting company-wide storage and management solutions for their client/server computing environments. The market for enterprise storage management may not continue to grow. If this market fails to grow or grows more slowly than we currently anticipate, our business, operating results and financial condition would be seriously harmed.

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

       - Announcements of new products by our competitors or by us;
       - Developments with respect to our patents, copyrights, or proprietary rights or those of our competitors;
       - Sales of large blocks of our common stock;
       - Conditions in the financial markets in general;
       - General business conditions and trends in the distributed computing environment and software industry;
       - Deferred purchases of our products as a result of customers needs to expend available resources to become Year 2000 compliant; and
       - Costs and resources required to address potential Year 2000 problems relating to our products or our internal use software and hardware.

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

ITEM 2.  PROPERTIES

     Our principal administrative, marketing and research and development facility is located in approximately 96,000 square feet of space in Palo Alto, California. This facility is leased through September 2006. Our principal sales office is located in approximately 52,500 square feet of space in Sunnyvale, California. This office is leased through February 2007. We also currently lease other domestic offices throughout the United States, as well as international offices in Australia, Belgium, Canada, China, France, Germany, Netherlands, Italy, Hong Kong, Japan, Poland, Singapore, South Africa, Switzerland, Sweden and the United Kingdon.

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

     Share prices have been adjusted to reflect the two-for-one splits of our common stock, which were effected July 5, 1996, April 17, 1998 and August 13, 1999.
                                               HIGH                LOW
                                               ----                ---
        Fiscal 1996
        ---------------
        First Quarter                         $ 5.38              $ 2.91
        Second Quarter                        $ 6.88              $ 4.38
        Third Quarter                         $12.00              $ 4.57
        Fourth Quarter                        $11.75              $ 6.69

        Fiscal 1997
        ---------------
        First Quarter                        $  8.22              $ 4.04
        Second Quarter                       $  6.22              $ 2.75
        Third Quarter                        $  8.94              $ 4.35
        Fourth Quarter                        $11.66              $ 8.07

        Fiscal 1998
        ----------------
        First Quarter                         $14.97              $10.03
        Second Quarter                        $19.75              $12.88
        Third Quarter                         $27.37              $17.57
        Fourth Quarter                        $32.97              $15.13


     As of January 22, 1999, there were 91 holders of record of our common stock. We believe that a significant number of beneficial owners of our common stock hold shares in street name.

     We have never paid a cash dividend on our common stock and do not intend to pay cash dividends on our common stock in the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

FIVE YEAR SUMMARY

                                                                           DECEMBER 31,
                                                 ------------------------------------------------------------------
                                                   1998(3)       1997(3)      1996(2)        1995(2)        1994(2)
                                                 ---------    ----------      -------        -------       --------
                                                                                                         (UNAUDITED)
                                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Revenue........................................ $  167,907    $  118,499     $  88,920      $ 49,066     $   28,357
Gross profit....................................   143,114        97,812        70,457        36,591         20,756
Income from operations..........................    27,815        21,589        15,747         7,288            831
Net income......................................    19,869        15,066        10,814         8,628            967
Basic earnings per share (1)....................      0.26          0.21          0.16          0.21           0.06
Shares used in basic
     earnings per share calculations............    76,762        72,849        68,565        41,100         15,900
Diluted earnings per share (1)..................      0.24          0.19          0.14          0.14           0.02
Shares used in diluted
     earnings per share calculations (1)........    83,074        78,886        78,215        63,246         47,844
Cash, cash equivalents and investments..........   125,972        87,433        76,945        53,805          7,227
Working capital.................................   119,717        87,848        71,427        41,156          6,085
Total assets....................................   207,747       141,908       111,704        69,946         13,984
Retained earnings (accumulated deficit).........    43,364        23,495         9,741        (1,073)        (9,701)
Total stockholders' equity......................   158,529       114,737        90,813        56,229          7,378

----------
(1)  See Note 1 of Notes to Consolidated Financial Statements
(2) Selected financial data for the fiscal year-ended December 31, 1996, 1995 and 1994 was derived by combining Legato's selected financial data for the fiscal year-ended December 31, 1996, 1995 and 1994 with FullTime's financial data for the fiscal year-ended June 30, 1997, 1996 and 1995, respectively.
(3) Selected financial data for the fiscal year-ended December 31, 1998 and 1997 was derived by combining Legato's selected financial data for the fiscal year-ended December 31, 1998 and 1997 with FullTime's financial data for the twelve-months ended December 31, 1998 and 1997, respectively.

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

RESULTS OF OPERATIONS

Overview

     We develop, market and support network storage management software products for heterogeneous client/server computing environments and large scale enterprises. Our data protection products, primarily the NetWorker family of software products, from which we derive a substantial majority of our revenue, and our data availability products primarily HA+, Octopus, Replication and Cluster products, support many storage management server platforms and can accommodate a variety of servers, clients, applications, databases and storage devices. We license our products through resellers and directly to end users primarily located in North America, Europe and Asia Pacific. We also license our source code to original equipment manufacturers ("OEMs") in exchange for initial licensing fees and receive ongoing royalties from the OEMs' product sales. Substantially all of the OEMs are large computer system and software suppliers located in the United States, Europe and Asia Pacific.

     We acquired Software Moguls, Inc. in August 1998 and FullTime in April 1999, primarily for their product offerings and research and development teams. We accounted for the acquisitions as poolings-of-interests. Accordingly, we restated the financial statements to represent the combined financial results of previously separate entities for all periods presented.

     Selected elements of our consolidated financial statements are shown below for the last three years as a percentage of total revenue and as a percentage change from year to year.



                                                                                                % INCREASE
                                                         % OF TOTAL REVENUE               ----------------------
                                                      YEARS ENDED DECEMBER 31,               1998          1997
                                                --------------------------------------    COMPARED      COMPARED
                                                  1998          1997           1996        TO 1997       TO 1996
                                                ----------    ----------    ----------    --------       -------
Revenue:
    Product license                                     62%         58%           57%           51%           36%
    Service and support                                 23          20            17            68            52
    Royalty                                             11          14            14            15            29
    Other products                                       4           8            12           (39)           (3)
                                                ----------    --------      --------
       Total revenue                                   100         100           100            42            33

Cost of revenue:
    Product license                                      3           4             7            14           (20)
    Service and support                                  9           7             6            71            (2)
    Other products                                       3           6             8           (39)           65
                                                ----------    --------      --------

Gross profit                                            85          83            79            46            39

Operating expenses:
    Research and development                            15          15            13            44            51
    Sales and marketing                                 43          38            33            58            55
    General and administrative                          10          10            11            35            19
    Amortization of intangibles                          1           1             1            --             2
    Merger-related expenses                             --            --           1            --          (100)
    In-process research and development                 --            --           2            --          (100)
                                                ----------    ----------    --------
       Total operating expenses                         69          64            61            51            40
                                                ----------    --------      --------

Income from operations                                  16          18            18            29            36

Interest income, net                                     3           3             3            38            29
                                                ----------    --------      --------

Income before provision for income taxes                19          21            21            31            35

Provision for income taxes                               8           8             8            27            38
                                                ----------    --------      --------

Net income                                             11%          13%           13%           33%           33%
                                                =========     ========      ========


Revenue

     Total revenue was $167.9 million in 1998, $118.5 million in 1997 and $88.9 million in 1996. Total revenue increased 42 percent from 1997 to 1998 and 33 percent from 1996 to 1997. Total revenue increased primarily as a result of the continued acceptance of our Networker family of products, increased sales of service and support contracts, as well as increased royalty revenue.

     Product License Revenue. Product license revenue was $103.8 million in 1998, $68.8 million in 1997 and $50.5 million in 1996. Product license revenue increased 51 percent from 1997 to 1998 and 36 percent from 1996 to 1997. Product license revenue increased primarily as a result of the continued market acceptance of our products. Product license revenue also increased as a result of product sales to large-scale enterprises. The increase in our number of sales and marketing personnel, as well as sales and marketing programs helped to increase the market acceptance of our products and product sales. Our sales and marketing personnel increased from 157 employees in 1996 to 324 employees in 1998. We recognize product revenue upon shipment if a signed contract exists, the fee is fixed and determinable, collection of resulting receivables is probable and product returns are reasonably estimable, except for sales to domestic distributors, which are recognized upon sale by the domestic distributors to end-users. We recognize revenue from domestic distributors upon sale by the distributor to end users since these distributors have unlimited rights of return and we historically have not been able to make reasonable estimates of product returns for these distributors. We also incur additional internal costs to assist our distributors in selling our products to end users. Prior growth rates of our product license revenue are not indicative of future product license revenue growth rates and may not be sustainable in the future.

     Service and Support Revenue. Service and support revenue was $38.8 million in 1998, $23.1 million in 1997 and $10.3 million in 1996. Service and support revenue increased 68 percent from 1997 to 1998 and 52 percent from 1996 to 1997. Service and support revenue increased primarily as a result of the growth in the number of registered customers electing to subscribe to support contracts and to renew software support contracts after the initial one-year term. Our increase in internal staffing for software support helped to increase new sales and renewals of our software support contracts. Our increase in internal staffing for education and consulting services resulted in increased sales of the education and consulting services we offer. Our technical support personnel increased from 89 employees in 1996 to 113 employees in 1998. Our consulting and education services personnel increased from 19 employees in 1997 to 34 employees in 1998. We collect fees for ongoing customer support and product updates in advance and recognize this support revenue ratably over the period of the contract. For education and consulting services, we recognize revenue as such services are performed. Prior growth rates of our software service and support revenue are not indicative of future software service and support revenue growth rates and may not be sustainable in the future.

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

     Other Product Revenue. Revenue from sales of other products was $6.2 million in 1998, $10.0 million in 1997 and $15.2 million in 1996. Other product revenue decreased 39 percent from 1997 to 1998 and 3 percent from 1996 to 1997. Other revenue represented 4 percent of total revenue in 1998, 8 percent in 1997 and 12 percent in 1997. Other product revenue consists primarily of third-party ancillary hardware and software products for distributed computing systems that are resold by Qualix Direct, the telesales organization of FullTime. The decrease in other revenue is primarily attributable to the continued focus on sales of internally developed software products rather than third party products sold through Qualix Direct.

     International product license revenue accounted for 29 percent of total revenue in 1998, 23 percent in 1997 and 19 percent in 1996. International license revenue increased primarily as a result of the continued market acceptance of our products overseas. An increase in the number of international sales offices and international distributors and resellers marketing our products helped increase the market acceptance of our products overseas. The majority of international sales during these periods were made in Europe and Canada. We established sales offices in Canada and the Netherlands during 1996, sales offices in Japan and Sweden during 1997 and sales offices in Belgium, Hong Kong, Italy, Poland and Switzerland during 1998. We believe that our continued growth and profitability will require further expansion of our international operations. In order to successfully expand international sales in 1999 and subsequent periods, we must continue to establish additional foreign operations, hire additional personnel for these operations and recruit additional international resellers. Expansion and management of our international operations will require significant management attention and financial resources and could seriously harm certain operating results if such efforts are not successful. To the extent that we are unable to effect these additions in a timely manner, our growth, if any, in international revenue will be limited, and our business, operating results and financial condition could be seriously harmed. In addition, we cannot guarantee that we will be able to maintain or increase international market demand for our products. Our international sales are currently denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and, therefore, potentially less competitive in those markets. In some markets, localization of our products is essential to achieve market penetration. We may incur substantial costs and experience delays in localizing our products, and we cannot guarantee that any localized product will ever generate significant revenue.


Gross Profit

     Gross profit was $143.1 million in 1998, $97.8 million in 1997 and $70.5 million in 1996, representing 85 percent of total revenue in 1998, 83 percent in 1997 and 79 percent in 1996. Gross profit consists of product license and service and support revenue less related costs.

     Gross profit from product license revenue was $98.5 million in 1998, $64.1 million in 1997 and $44.7 million in 1996, representing 95 percent of product license revenue in 1998, 93 percent in 1997 and 89 percent in 1996. Gross profit from product license revenue increased 54 percent from 1997 to 1998 and 43 percent from 1996 to 1997. Gross profit from product license revenue consists of product license revenue less the related costs. Related costs of revenue consist primarily of product media, documentation and packaging. Gross profit from product license revenue as a percentage of product license revenue increased primarily as a result leveraging the costs of sales over a higher product license revenue base.

     Gross profit from service and support revenue was $23.7 million in 1998, $14.2 million in 1997 and $9.9 million in 1996, representing 61 percent of the service and support revenue in 1998, 62 percent in 1997 and 65 percent in 1996. Gross profit from service and support revenue increased 66 percent from 1997 to 1998 and 44 percent from 1996 to 1997. Gross profit from service and support revenue as a percentage of service and support revenue decreased primarily as a result of the increased costs incurred to continue our investment in providing services and support offerings. The continued investment consists of additional costs associated with supporting a larger installed base of products, as well as costs to provide higher support levels to customers. Costs of service and support revenue consist primarily of personnel-related costs incurred in providing telephone support, consulting services, and training to customers, costs of providing software updates and costs of education and consulting materials.

     Gross profit from other product revenue was $4.4 million in 1998, $2.8 million in 1997 and $3.0 million in 1996, representing 29 percent of other product revenue in 1998, 28 percent in 1997 and 29 percent in 1996. Gross profit from other product revenue decreased 38 percent from 1997 to 1998 and 7 percent from 1996 to 1997. Gross profit from other product revenue decreased in absolute dollars primarily as a result of FullTime's continued focus on sales of internally developed software products rather than third party products sold through Qualix Direct telesales organization.

Operating Expenses

     Research and Development. Research and development expenses consist primarily of personnel-related costs. Research and development expenses were $25.6 million in 1998, $17.8 million in 1997 and $11.8 million in 1996, representing 15 percent of total revenue in 1998, 15 percent in 1997 and 13 percent in 1996. Research and development expenses increased 44 percent from 1997 to 1998 and 51 percent from 1996 to 1997. The increases in research and development expenses in absolute dollars primarily reflect increased staffing and associated support for engineers necessary to expand and enhance our product line. The number of research and development personnel increased from 113 employees in 1996 to 217 employees in 1998. Research and development expenses as a percentage of total revenue increased primarily as a result of our continuing efforts to invest in developing new products, applications and product enhancements. We believe that research and development expenses will continue to increase in absolute dollars as we continue to invest in developing new products and enhancing existing products.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries and commissions for sales and marketing personnel and promotional expenses. Sales and marketing expenses were $72.0 million in 1998, $45.6 million in 1997 and $29.4 million in 1996, representing 43 percent of total revenue in 1998, 38 percent in 1997 and 33 percent in 1996. Sales and marketing expenses increased 58 percent from 1997 to 1998 and 55 percent from 1996 to 1997. The increases in sales and marketing expenses were primarily attributable to the growth of our sales force and associated support personnel from 157 employees in 1996 to 324 employees in 1998. Sales and marketing expenses also increased from 1996 to 1998 as a result of additional marketing and promotional activities to increase awareness of our products. We believe that sales and marketing expenses will increase in absolute dollars as we continue to expand our sales and marketing staff.

     General and Administrative. General and administrative expenses include personnel and other costs of our finance, human resources, facilities, information systems and other administrative departments. General and administrative expenses were $15.9 million in 1998, $11.8 million in 1997 and $9.9 million in 1996, representing 10 percent of total revenue in 1998, 10 percent in 1997 and 11 percent in 1996. General and administrative expenses increased 35 percent from 1997 to 1998 and 19 percent from 1996 to 1997. The decreases in general and administrative expenses as a percentage of total revenue were attributable to leveraging general and administrative expenses over a larger revenue base. General and administrative expenses increased at a slower rate than our rate of increase for revenue. The increases in absolute dollars of general and administrative expenses from 1996 to 1998 were primarily attributable to increased staffing and related costs required to manage and support our expansion. General and administrative personnel increased from 67 employees in 1996 to 119 employees in 1998. We expect that general and administrative expenses will increase in dollar amount as we continue to expand our operations.

     Amortization of Intangibles. Amortization of intangibles was $1.1 million for each of 1998, 1997 and 1996. We recorded the related intangibles following an acquisition in the first quarter of 1996. We amortize these intangibles on a straight-line basis over five years.

     Merger-Related Expenses. In connection with the our acquisitions of Software Moguls, Inc. during the third quarter of 1998 and Octopus Technologies in the third quarter of 1996, we incurred merger-related expenses of $645,000 and $595,000 respectively, consisting primarily of investment bankers', attorneys' and accountants' fees. (See Note 5 of the Notes to the Consolidated Financial Statements)

     In-process Research and Development. We did not incur any in-process research and development costs during 1998 or 1997. In 1996, we incurred in-process research and development costs of $1.8 million related to an acquisition in the first quarter of 1996. (See Note 5 of the Notes to the Consolidated Financial Statements)

     On January 5, 1996, we completed our acquisition of Innovus, Inc., Innovus Technologies, Inc. and 815598 Ontario, Inc. (collectively "Innovus"), each based in Canada, for approximately $6,687,000, including acquisition costs. Prior to the acquisition, Innovus (except for 815598 Ontario, Inc.) was in the business of (i) the porting of licensed software for Hewlett-Packard HP9000 and HP3000 series computers and the sale and distribution of such ported software, and (ii) supplying clinical trials and research services on contract in the Canadian pharmaceutical industry. Prior to the acquisition, 815598 Ontario, Inc. did not conduct any business other than holding shares of capital stock of Innovus, Inc. The acquisition was accounted for using the purchase method and on that basis, resulted in a one time write-off of $1,849,000 for purchased in-process research and development for which there was no alternative future use and technological feasibility was not established.

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

     The estimated revenue includes average compounded annual revenue growth rates for the projects from 1996 to 1998, and declining growth rates thereafter through 2000. These projections were based on the our estimates of market size and growth, expected trends in technology and the nature and expected timing of our new product introductions. Estimated cost of sales was consistent with our current cost of sales and future expectations for cost of sales. Sales and marketing costs were expected to be consistent with that of our average costs in these areas. Research and development costs as a percentage of estimated revenue were expected to be higher than our average costs in the introduction and early phases of product sales and then decline to the our average costs. This research and development cost pattern is consistent with our historical experience through product life cycles. Estimated income taxes were consistent with our anticipated tax rate for the foreseeable future.

     We introduced the products during 1996 as anticipated. The related net cash flows in 1996, 1997 and 1998 have been in excess of those projected. We currently believe the aggregate net cash flows originally anticipated will be realized and that there has been no material change in the expected return on investment related to these products. However, we cannot guarantee that we will realize revenue from these products in amounts estimated and actual revenue realized from these products may be significantly lower than expected in the future.

     The balance of the purchase price in excess of net assets acquired was allocated to purchased technology and goodwill totaling $4,060,000. Additional goodwill of $1,568,000 arises as a result of recording a deferred tax liability related to timing differences in the amortization of purchased technology for book and tax purposes. We are amortizing purchased technology and goodwill on a straight-line basis over five years. The operating results of Innovus have been consolidated with our operating results beginning as of the acquisition date. Substantially all of the net assets of Innovus, Inc., our clinical research business, were sold in September 1996 for approximately $150,000, which approximated the carrying amount of those net assets. We have discontinued all clinical research activities. The discontinuance did not have a significant effect on our operating results. At December 31, 1998 and 1997, purchased technology and goodwill, net of accumulated amortization of $3,334,000 and $2,197,000, were $2,233,000 and $3,431,000, respectively.


Interest Income, Net

     Interest income, net, was $4.8 million in 1998. Interest income, net, was $3.5 million in 1997 and $2.7 million in 1996. The increase in interest income relates primarily to interest earned from the increased cash balances.


Provision for Income Taxes

     The provision for income taxes was $12.7 million in 1998, $10.0 million in 1997 and $7.6 million in 1996, with an effective rate of 41 percent in 1998, 40 percent in 1997 and 39 percent in 1996. The decrease in the effective rate from 1998 to 1997 was primarily attributable to the acquisition of Software Moguls, Inc. which was an S-corporation for income tax purposes, and therefore, did not record a provision for or benefit from income taxes. Rather, income tax attributes of these losses were used by Software Moguls, Inc. shareholders. If the losses of Software Moguls, Inc., had been reflected in our financial statements in 1997, the effective tax rate would have been 37 percent. (See Note 8 of the Notes to the Consolidated Financial Statements). The 1997 effective tax rate decreased from 1996 primarily as a result of nonrecurring research and development charge in 1996 partially offset by losses of Software Moguls, Inc., which were not benefitted in 1997. We anticipate that the tax rate for 1999 may increase primarily as a result of the expected statutory expiration of the research and development credit and impact of non-deductible merger expenses.


LIQUIDITY AND CAPITAL RESOURCES

     Our cash, cash equivalents and investments totaled $126.0 million at December 31, 1998 and represented 61 percent of total assets. Cash and cash equivalents increased $45.0 million during 1998. Cash and cash equivalents are highly liquid investments with original maturities of ninety days or less. Investments consist mainly of short-term and long-term municipal and U.S. agency securities. At December 31, 1998, we had no long-term debt and stockholders' equity was $158.5 million.

     We have financed our operations to date primarily by cash from operations and sales of common stock. Net cash provided by operating activities was $42.1 million in 1998. Net cash provided from operations in 1998 consisted primarily of net income of $19.9 million plus the tax benefit from exercise of stock options of $12.8 million, depreciation and amortization of $7.2 million and the change in operating assets and liabilities of $9.6 million, offset by $8.4 million attributable to the change in net deferred tax assets. Net cash provided by operating activities was $15.5 million in 1997. Net cash provided from operations in 1997 consisted primarily of net income of $15.0 million plus the tax benefit from stock options of $5.0 million and depreciation and amortization of $4.5 million, offset by the change in operating assets and liabilities of $9.0 million. Net cash provided by operating activities was $17.5 million in 1996. Net cash provided from operations in 1996 consisted primarily of net income of $10.8 million plus the tax benefit from exercise of stock options of $7.1 million, depreciation and amortization of $2.5 million, the write-off of in-process research and development of $1.8 million, offset by the change in operating assets and liabilities of $1.0 million, the change in net deferred tax assets of $2.1 million and pooling-of-interests adjustment of $1.8 million relating to our acquisition of FullTime. Accounts payable and accrued liabilities increased during 1998 and 1997 because of increased purchases to support the growth in our operations. Accrued compensation and benefits increased during 1998 and 1997 primarily as a result of the growth in the number of employees worldwide. Accounts receivables and deferred revenue increased during 1998 and 1997 because of increasing sales of our product licenses as well as service and support contracts.

     Net cash used in investing activities was $8.0 million in 1998. Net cash used in investing activities was $28.3 million in 1997 and $31.9 million in 1996. Net cash from investing activities for 1996 includes a pooling of interests adjustment of $10.1 million relating to our acquisition of FullTime. Net cash used in investing activities primarily reflected net purchases of marketable securities and property and equipment. Purchases of property and equipment increased during 1998 and 1997 to support the growth in our operations.

     Net cash provided by financing activities was $10.7 million in 1998. Net cash provided by financing activities was $20.0 million in 1997 and $16.8 million in 1996. Net cash from financing activities for 1996 includes a pooling of interests adjustment of $14.8 million relating to our acquisition of FullTime. Net cash provided by financing activities consisted primarily of proceeds received from the issuance of our common stock.

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

     The table below presents principal amounts and related weighted average interest rates by year of maturity for our investment portfolio.

                                                1999     2000    2001    2002    2003   THEREAFTER   TOTAL
                                                ----     ----    ----    ----    ----   ----------   -----
     Municipal securities                     $22,975    8,797    --      --      --       400      $32,172
       Average interest rate                     4.92%    5.16%   --      --      --        --          5.0%

     Auction rate receipts
         & other short-term investments        $9,050    1,615    --      --      --        --      $10,665
       Average interest rate                     4.70%    6.68%   --      --      --        --          5.0%


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

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets at December 31, 1998 and 1997 ................................................    37

Consolidated Statements of Income and Comprehensive Income for each of the three years in the period
     ended December 31, 1998 .............................................................................    38

Consolidated Statements of Stockholders' Equity for each of the three years in the period ended
     December 31, 1998 ...................................................................................    39

Consolidated Statements of Cash Flows for each of the three years in the period ended
     December 31, 1998 ...................................................................................    40

Notes to the Consolidated Financial Statements ...........................................................    41

Report of Independent Accountants ........................................................................    57

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.



                              LEGATO SYSTEMS, INC.

                           CONSOLIDATED BALANCE SHEETS

                     (in thousands, except per share amount)

                                                                                             DECEMBER 31,
                                                                                     ---------------------------
                                                                                        1998              1997
                                                                                     ----------        ---------
                                     ASSETS

Current assets:
     Cash and cash equivalents ...................................................   $   83,177        $  38,155
     Short-term investments.......................................................       31,730           38,525
     Accounts receivable, net.....................................................       39,982           29,421
     Other current assets.........................................................        6,059            4,948
     Deferred tax assets..........................................................        7,464            3,202
                                                                                     ----------        ---------
         Total current assets.....................................................      168,412          114,251
Long-term investments.............................................................       11,065           10,753
Property and equipment, net.......................................................       21,119           12,842
Intangible assets, net............................................................        2,243            3,431
Deferred tax assets - long-term...................................................        4,372              269
Other assets......................................................................          536              362
                                                                                     ----------        ---------
              Total assets........................................................   $  207,747        $ 141,908
                                                                                     ==========        =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable.............................................................   $    4,577        $   3,288
     Accrued compensation and benefits............................................       10,796            5,398
     Accrued liabilities..........................................................       11,443            3,344
     Deferred revenue.............................................................       21,879           14,373
                                                                                     ----------        ---------
         Total current liabilities................................................       48,695           26,403
Deferred tax liability............................................................          523              768
Commitments and contingencies (Note 4)
Common stock, $.0001 par value: 100,000 shares authorized and
   82,490 and 78,711 shares issued and outstanding at December 31, 1998
   and 1997, respectively.........................................................            8                8
Additional paid-in capital........................................................      115,435           91,525
Retained earnings.................................................................       43,364           23,495
Deferred stock compensation.......................................................           (4)             (22)
Accumulated other comprehensive income (loss).....................................           71              (94)
Notes receivable from sale of stock...............................................         (345)            (175)
                                                                                     ----------        ---------
         Total stockholders' equity...............................................      158,529          114,737
                                                                                     ----------        ---------
              Total liabilities and stockholders' equity..........................   $  207,747        $ 141,908
                                                                                     ==========        =========

The accompanying notes are an integral part of these consolidated financial statements.

                              LEGATO SYSTEMS, INC.

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                      (in thousands, except per share data)


                                                                                  YEAR ENDED DECEMBER 31,
                                                                         ---------------------------------------
                                                                           1998            1997           1996
                                                                         ---------      ---------       --------
Revenue:
    Product license..................................................   $  103,828      $  68,752       $ 50,496
    Service and support..............................................       38,774         23,085         15,216
    Royalty   .......................................................       19,155         16,661         12,872
    Other products...................................................        6,150         10,001         10,336
                                                                         ---------      ---------       --------
       Total revenue.................................................      167,907        118,499         88,920
Cost of revenue:
    Product license..................................................        5,304          4,672          5,825
    Service and support..............................................       15,097          8,848          5,349
    Other products...................................................        4,392          7,167          7,289
                                                                         ---------      ---------       --------
       Total cost of revenue.........................................       24,793         20,687         18,463
                                                                         ---------      ---------       --------
Gross profit.........................................................      143,114         97,812         70,457
Operating expenses:
    Research and development.........................................       25,645         17,826         11,789
    Sales and marketing..............................................       72,017         45,594         29,410
    General and administrative.......................................       15,874         11,686          9,970
    Amortization of intangibles......................................        1,118          1,117          1,097
    Merger-related expenses..........................................          645             --            595
    In-process research and development..............................           --             --          1,849
                                                                         ---------      ---------       --------
       Total operating expenses......................................      115,299         76,223         54,710
                                                                         ---------      ---------       --------
Income from operations...............................................       27,815         21,589         15,747
Interest income, net.................................................        4,799          3,481          2,702
                                                                         ---------      ---------       --------
Income before provision for income taxes.............................       32,614         25,070         18,449
Provision for income taxes...........................................       12,745         10,004          7,635
                                                                         ---------      ---------       --------
Net income...........................................................    $  19,869      $  15,066       $ 10,814
                                                                         =========      =========       ========
Other comprehensive income, net of tax:
    Unrealized gains (losses) on securities..........................          165            457           (536)
                                                                         ---------      ----------      ---------
Comprehensive income.................................................    $  20,034      $  15,523       $ 10,278
                                                                         =========      =========       ========

Basic earnings per share.............................................    $    0.26      $    0.21       $   0.16
                                                                         =========      =========       ========
Diluted earnings per share...........................................    $    0.24      $    0.19       $   0.14
                                                                         =========      =========       ========
Shares used in basic earnings per share calculations.................       76,762         72,849         68,565
                                                                         =========      =========       ========
Shares used in diluted earnings per share calculations...............       83,074         78,886         78,215
                                                                         =========      =========       ========

The accompanying notes are an integral part of these consolidated financial statements


                              LEGATO SYSTEMS, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (in thousands)


                       Convertible-                                               Deferred    Accumulated      Notes
                      Preferred Stock    Common Stock     Additional               Stock         Other       Receivable
                      ---------------   --------------     Paid-in     Retained    Compen-    Comprehsive       From
                      Shares  Amount    Shares  Amount     Capital     Earnings    sation    Income (Loss)  Sale of Stock    Total
                      ------  ------    ------  ------    ----------   ---------  ---------  ------------   -------------  ---------
Balances,
  December 31, 1995.. 3,979  $8,031     65,595  $  6      $   49,132  $   (1,073)  $   (58)     $   360       $  (169)    $  56,229
Conversion of
  preferred stock....(3,979) (8,031)     1,348     1           8,030          --        --           --            --            --
Issuance of
  common stock.......    --      --        622    --          14,950          --        --           --            --        14,950
Stock issued
  under option plans
  and warrants.......    --      --      3,177    --           1,179          --        --           --            (6)        1,173
Stock issued under
  employee stock
  purchase plan......    --      --        420    --             887          --        --           --            --           887
Tax benefit from
  exercise of
  stock options......    --      --         --    --           7,115          --        --           --                       7,115
Deferred stock
  compensation.......    --      --         --    --             163          --        18           --                         181
Unrealized loss on
  investments........    --      --         --    --              --          --        --         (536)           --          (536)
Net income...........    --      --         --    --              --      10,814        --           --                      10,814
                      ------  ------    ------  ------    ----------    --------  ---------   -----------   -------------  ---------
Balances,
  December 31, 1996..    --      --     71,162     7          81,456       9,741       (40)        (176)         (175)       90,813
Adjustment to
  conform fiscal
  year of pooled
  entity - FullTime..    --      --      3,488    (1)        (14,964)     (1,312)       --         (375)           --       (16,652)
Issuance of common
  stock..............    --      --        622    --          14,950          --        --           --            --        14,950
Stock issued under
  option plans
  and warrants.......    --      --      2,901     2           3,464          --        --           --            --         3,466
Stock issued under
  employee stock
  purchase plan......    --      --        538    --           1,649          --        --           --            --         1,649
Tax benefit from
  exercise of stock
  options............    --      --         --    --           4,970          --        --           --            --         4,970
Deferred stock
  compensation.......    --      --         --    --              --          --        18           --            --            18
Unrealized gain on
  investments........    --      --         --    --              --          --        --          457            --           457
Net income...........    --      --         --    --              --      15,066        --           --            --        15,066
                      ------  ------    ------  ------    ----------    --------  ---------   -----------   -------------  ---------
Balances,
  December 31, 1997..    --      --     78,711     8         91,525       23,495       (22)         (94)         (175)      114,737
Stock issued under
  option plans.......    --      --      3,345    --          8,913           --        --           --          (170)        8,743
Stock issued under
  employee stock
  purchase plan......    --      --        434    --          2,183           --        --           --            --         2,183
Tax benefit from
  exercise of
  stock options......    --      --         --    --         12,814           --        --           --            --        12,814
Deferred stock
  compensation.......    --      --         --    --             --           --        18           --            --            18
Unrealized gain on
  investments........    --      --         --    --             --           --        --          165            --           165
Net income...........    --      --         --    --             --       19,869        --           --            --        19,869
                      ------  ------    ------  ------    ----------    --------  ---------   -----------   -------------  ---------
Balances,
  December 31, 1998..    --   $  --     82,490  $  8      $ 115,435   $   43,364   $    (4)      $   71       $  (345)    $ 158,529
                       ====   =====     ======  =====     =========   ==========   ========      =======     =========    ==========


The accompanying notes are an integral part of these consolidated financial statements.


                              LEGATO SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)
                                                                                  YEAR ENDED DECEMBER 31,
                                                                         ---------------------------------------
                                                                           1998            1997           1996
                                                                         ---------      ---------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income......................................................    $  19,869      $  15,066       $ 10,814
     Adjustments to reconcile net income to net cash provided by operating activities:
         Net deferred tax assets.....................................       (8,427)          (133)        (2,112)
         Depreciation and amortization...............................        7,190          4,529          2,497
         Write-off of in-process research and development............           --             --          1,849
         Provision for doubtful accounts.............................          833            628            468
         Gain on sale of available-for-sale securities...............           --           (528)          (528)
         Tax benefit from exercise of stock options..................       12,814          4,970          7,115
         Pooling-of-interests adjustment - FullTime..................           --             --         (1,783)
         Other.......................................................          204             --            163
         Changes in operating assets and liabilities:
              Accounts receivable....................................      (11,394)       (15,341)        (6,507)
              Other current assets...................................       (1,111)        (1,454)        (2,103)
              Accounts payable.......................................        1,289            546            596
              Accrued compensation and benefits......................        5,398          2,321          1,714
              Accrued liabilities....................................        7,916           (149)         1,901
              Deferred revenue.......................................        7,506          5,083          3,428
                                                                         ---------      ---------       --------
              Net cash provided by operating activities..............       42,087         15,538         17,512
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of available-for-sale securities.......................      (64,491)       (73,648)       (69,183)
     Maturities of available-for-sale securities.....................       71,139         54,126         49,473
     Sales of available-for-sale securities..........................           --            828            828
     Acquisition of property and equipment...........................      (14,514)        (9,360)        (6,951)
     Payment for purchase of subsidiaries, net of cash acquired......           --             --         (5,924)
     Pooling-of-interests adjustment - FullTime......................           --             --         10,086
     Other...........................................................         (103)          (240)          (173)
                                                                         ----------     ----------      ---------
              Net cash used in investing activities..................       (7,969)       (28,294)       (21,844)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock..........................       10,904         20,063         17,010
     Pooling-of-interests adjustment - FullTime......................           --             --        (14,836)
     Other...........................................................           --             (6)          (109)
                                                                         ---------      ----------      --------
              Net cash provided by financing activities..............       10,904         20,057          2,065
                                                                         ---------      ---------       --------
              Net increase (decrease) in cash and cash equivalents...       45,022          7,301         (2,267)
Cash and cash equivalents at beginning of period.....................       38,155         30,854         33,121
                                                                         ---------      ---------       --------
Cash and cash equivalents at end of period...........................    $  83,177      $  38,155       $ 30,854
                                                                         =========      =========       ========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Transaction:
     Cash paid for income taxes......................................    $      13      $   5,278       $  3,394
     Cash paid for interest..........................................           --             --             41
Non-cash transactions
     Deferred tax liability..........................................           --             41          1,568
     Unrealized gains (losses) on investments........................          165            457           (536)
     Common stock exchanged for notes receivable.....................          170             --              6


The accompanying notes are an integral part of these consolidated financial statements.

                              LEGATO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

     The Company develops, licenses, markets and supports network storage management software products for heterogeneous client/server computing environments and large-scale enterprises. The Company's data protection products, primarily the NetWorker family of software products, from which the Company derives a substantial majority of its revenue, and data availability products, primarily HA+, Octopus, Replication and Cluster products, support many storage management server platforms and can accommodate a variety of servers, clients, applications, databases and storage devices. The Company licenses its products through resellers and directly to end users primarily located in North America, Europe and Asia Pacific. The Company also licenses its source code to original equipment manufacturers ("OEMs") in exchange for initial licensing fees and receives ongoing royalties from the OEMs' product sales. Substantially all of the OEMs are large computer system and software suppliers located in the United States, Europe and Asia Pacific.

     We acquired Software Moguls, Inc. in August 1998 and FullTime in April 1999, primarily for their product offerings and research and development teams. We accounted for the acquisitions as poolings-of-interests. Accordingly, we restated the financial statements to represent the combined financial results of previously separate entities for all periods presented. (See Note 5)

Basis of Presentation

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

     Short-term and long-term investments on the balance sheet are classified as available-for-sale and are carried at fair value, with the unrealized gains or losses, net of tax, reported in accumulated other comprehensive income (loss). The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, both of which are included in interest income. Realized gains and losses are recorded on the specific identification method. Realized gains or losses were not significant in 1998. Realized gains were $528,000 for 1997 and 1996.

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

     Property and equipment are stated at cost. Depreciation for property and equipment is provided using the straight-line method over the estimated useful lives of the respective assets, which is generally three years for computer equipment, computer software and office furniture and three to ten years for furniture and fixtures. Depreciation for leasehold improvements is provided using the straight-line method over the shorter of the estimated useful lives of the respective assets or the remaining lease term, generally seven to ten years. Depreciation expense for 1998, 1997 and 1996 was $6,066,000, $3,422,000 and
$1,347,000, respectively.

Intangible Assets

     Intangible assets include goodwill and purchased technology, recorded in connection with the acquisition of Innovus, Inc., Innovus Technologies, Inc. and 815598 Ontario, Inc. (collectively "Innovus"), which are being amortized on a straight-line basis over five years. The Company periodically assesses the recoverability of intangible assets by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of impairment, if any, is measured based on projected discounted future operating cash flows and is recognized as a write down of the asset to a net realizable value. To date, the Company has not recorded any impairment charges against the value of its intangible assets.

Revenue Recognition

     The Company's revenue is derived from primarily two sources, across many industries: (i) product license revenue, derived primarily from product sales to resellers and end users, including large scale enterprises and royalty revenue, derived primarily from initial license fees and ongoing royalties from product sales by source code OEMs; and (ii) service and support revenue, derived primarily from providing software updates, support and education and consulting services to end users. Other product revenue consists primarily of third-party ancillary hardware and software products for distributed computing systems that are resold by Qualix Direct, the telesales organization of FullTime.

     The Company adopted the provisions of Statement of Position 97-2, or SOP 97-2, Software Revenue Recognition, as amended by Statement of Position 98-4, Deferral of the Effective Date of Certain Provisions of SOP 97-2, effective January 1, 1998. SOP 97-2 supercedes Statement of Position 91-1, Software Revenue Recognition, and delineates the accounting for software product and maintenance revenue. Under SOP 97-2, the Company recognizes product revenue upon shipment if a signed contract exists, the fee is fixed and determinable, collection of resulting receivables is probable and product returns are reasonably estimable, except for sales to domestic distributors, which are recognized upon sale by the distributor to end-users. The Company has recognized revenue from domestic distributors upon sale by the distributor to end users since these distributors have unlimited rights of return and the Company historically has not been able to make reasonable estimates of product returns for these distributors. Estimated product returns are recorded upon recognition of revenue from customers having rights of return, including exchange rights for unsold products and product upgrades. Provisions for estimated warranty costs and anticipated retroactive price adjustments are recorded at the time products are shipped. In 1997 and 1996, the Company's revenue recognition policy was the same as set forth above.

     For contracts with multiple obligations (e.g. deliverable and undeliverable products, maintenance and other services), the Company allocates revenue to each component of the contract based on objective evidence of its fair value, which is specific to the Company, or for products not being sold separately, the price established by management. The Company recognizes revenue allocated to undelivered products when the criteria for product revenue set forth above are met. The Company recognizes revenue from maintenance fees for ongoing customer support and product updates ratably over the period of the maintenance contract. Payments for maintenance fees are generally made in advance and are non-refundable. For revenue allocated to education and consulting services, or derived from the separate sales of these services, the Company recognizes revenue as the related services are performed. In 1997 and 1996, the Company's revenue recognition policy for education and support services was the same as set forth above.


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

Research and Development Costs

     Costs incurred in the research and development of new software products are expensed as incurred until technological feasibility is established. Development costs are capitalized beginning when a products technological feasibility has been established and ending when the product is available for general release to customers. Technological feasibility is reached when the product reaches the beta stage. To date, products and enhancements have generally reached technological feasibility and have been released for sale at substantially the same time.

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

Advertising and Promotional Costs

     The Company expenses advertising and promotional costs as they are incurred. Advertising expense for 1998, 1997 and 1996 was $3,104,000, $3,633,000 and $2,553,000, respectively.

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

     A reconciliation of the numerator and denominator of basic and diluted earnings per share is provided as follows (in thousands, except per share amounts):

                                                                           1998            1997           1996
                                                                         ---------      ---------       --------

Numerator - Basic and diluted earnings per share,
     Net income......................................................    $  19,869      $  15,066       $ 10,814
                                                                         =========      =========       ========

Denominator - Basic earnings per share
     Weighted average common shares outstanding......................       76,762         72,849         68,565
                                                                         ---------      ---------       --------
     Basic earnings per share........................................    $   0.26       $    0.21       $   0.16
                                                                         ========       =========       ========

Denominator - Diluted earnings per share
     Weighted average common shares outstanding......................       76,762         72,849         68,565
Effect of dilutive securities - common stock options.................        6,312          6,037          9,650
                                                                         ---------      ---------       --------
     Weighted average common and common equivalent shares............       83,074         78,886         78,215
                                                                         ---------      ---------       --------
     Diluted earnings per share......................................    $   0.24       $    0.19       $   0.14
                                                                         ========       =========       ========

Options excluded from diluted earnings per share calculation.........          485            440            152
                                                                         =========      =========       ========

     Certain shares of common stock issuable upon exercise of stock options were excluded from the calculation of diluted net income per share because the options' exercise price was greater than the average market price of the common shares.


Comprehensive Income (Loss)

     The Company adopted Statement of Financial Accounting Standards No. 130, or SFAS 130, Accounting for Comprehensive Income, during the fiscal year ended 1998. This statement establishes standards for reporting and display of comprehensive income and its components (including revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Company's unrealized gains on investments represent the only component of comprehensive income which are excluded from net income for 1998 and prior years. The Company's comprehensive income has been presented in the consolidated financial statements. The tax effects allocated to the component of other comprehensive income and accumulated other comprehensive income balances are as follows:

                                                                                            TAX
                                                                         BEFORE-TAX       BENEFIT       NET OF TAX
                                                                          AMOUNT        (EXPENSE)       AMOUNT
                                                                          ------        ---------       ------
                                                                                       (IN THOUSANDS)
1998:
Unrealized gains on securities.......................................    $     275      $   (110)       $    165
                                                                         ---------      ---------       --------
Total other comprehensive income.....................................    $     275      $   (110)       $    165
                                                                         =========      =========       ========

1997:
Unrealized losses on securities......................................    $     234      $   (105)       $    129
Realized gains on securities.........................................          528          (200)            328
                                                                         ---------      ---------       --------
Total other comprehensive income (loss)..............................    $     762      $   (305)       $    457
                                                                         ==========     ========        =========

1996:
Unrealized loss on securities........................................    $    (865)     $    329        $   (536)
Realized gains on securities.........................................          528          (200)            328
Pooling adjustment...................................................         (528)          200            (328)
                                                                         ----------     --------        ---------
Total other comprehensive income (loss)..............................    $    (865)     $    329        $   (536)
                                                                         ==========     ========        =========

                                                                 ACCUMULATED
                                                            OTHER COMPREHENSIVE
                                                                   INCOME
                                                                   ------

Balance, December 31, 1995................................       $    360
Current period change.....................................           (536)
                                                                 ---------
Balance, December 31, 1996................................           (176)
Pooling adjustment........................................           (375)
Current period change.....................................            457
                                                                 ---------
Balance, December 31, 1997................................            (94)
Current period change.....................................            165
                                                                 --------
Balance, December 31, 1998................................       $     71
                                                                 ========


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

2.  CONSOLIDATED BALANCE SHEET DETAIL

                                                                                             DECEMBER 31,
                                                                                     ---------------------------
                                                                                        1998              1997
                                                                                     ----------        ---------
                                                                                           (IN THOUSANDS)
Accounts receivable:
     Trade accounts receivable....................................................   $   41,810        $  30,770
     Allowance for doubtful accounts..............................................       (1,828)          (1,349)
                                                                                     -----------       ---------
                                                                                     $   39,982        $  29,421
                                                                                     ==========        =========

Property and equipment:
     Computer equipment and software..............................................   $   20,844        $  12,966
     Furniture and fixtures.......................................................        4,812            2,136
     Office equipment.............................................................        1,879            1,470
     Leasehold improvements and construction in process...........................        6,416            2,874
                                                                                     ----------        ---------
                                                                                         33,951           19,446
     Accumulated depreciation.....................................................      (12,832)          (6,604)
                                                                                     ----------        ---------
                                                                                     $   21,119        $  12,842
                                                                                     ==========        =========

3.  INVESTMENTS

     The following table summarizes the fair value and unrealized gains and losses of debt securities at December 31, 1998 and 1997. All debt securities have been classified as available-for-sale:


                                                                        GROSS           GROSS
                                                                      UNREALIZED    UNREALIZED     ESTIMATED
                                                           COST          GAINS         LOSSES      FAIR VALUE
                                                           ----          -----         ------      ----------
                                                                             (IN THOUSANDS)
December 31, 1998:

    Municipal securities............................    $  31,987     $      116     $       (8)   $   32,095
    Auction rate receipts and
    other short-term investments ...................       10,690             10             --        10,700
                                                        ---------     ----------     ----------    ----------
                                                        $  42,677     $      126     $       (8)   $   42,795
                                                        =========     ==========     ===========   ==========

December 31, 1997:

    Municipal securities............................    $  37,446     $       47     $     (193)   $   37,300
    U.S. government agency securities...............        9,389             --            (11)        9,378
    Auction rate receipts...........................        2,600             --             --         2,600
                                                        ---------     ----------     ----------    ----------
                                                        $  49,435     $       47     $     (204)   $   49,278
                                                        =========     ==========     ==========    ==========

     The amortized cost and estimated fair value of investments in debt securities at December 31, 1998 and 1997, by contractual maturity, are as follows:

                                                                                                   ESTIMATED
                                                                                    COST          FAIR VALUE
                                                                                    ----          ----------
                                                                                       (IN THOUSANDS)
December 31, 1998:

    Due in 1 year or less..................................................     $     31,659     $     31,730
    Due in 1-5 years.......................................................           10,618           10,665
    Due in more than 5 years...............................................              400              400
                                                                                ------------     ------------
    Total investment in debt securities....................................     $     42,677     $     42,795
                                                                                ============     ============

December 31, 1997:

    Due in 1 year or less..................................................     $     38,577     $     38,525
    Due in 1-5 years.......................................................            9,058            8,953
    Due in more than 5 years...............................................            1,800            1,800
                                                                                ------------     ------------
    Total investment in debt securities....................................     $     49,435     $     49,278
                                                                                ============     ============

4.  COMMITMENTS AND CONTINGENCIES

     The Company leases its operating facilities under non-cancelable operating leases that expire at various dates through February 2007. Minimum lease commitments at December 31, 1998 were as follows (in thousands):

             1999                                      $   5,129
             2000                                          4,701
             2001                                          4,442
             2002                                          4,288
             2003 and thereafter                          16,507
                                                       ---------
             Total minimum lease commitments           $  35,067
                                                       =========

     Rent expense for 1998, 1997 and 1996 was $5,650,000, $3,519,000 and
$2,387,000, respectively.

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

5.  ACQUISITIONS

     Unless otherwise stated, for acquisitions accounted for under the pooling-of-interests method, the Company restated the accompanying financial statements and financial data to represent the combined financial results of the previously separate entities for all periods presented. No significant adjustments were required to conform the accounting policies of the acquired companies. For acquisitions accounted for under the purchase method, the Company's consolidated results of operations include the operating results of the acquired companies from their acquisition dates. Acquired assets and liabilities were recorded at their estimated fair values at the dates of acquisition, and the aggregate purchase price plus costs directly attributable to the completion of acquisitions have been allocated to the assets and liabilities acquired.

     Qualix Group, Inc. On April 19, 1999, the Company completed the merger with Qualix Group, Inc. (dba FullTime Software, Inc.) ("FullTime"),a developer of distributed, enterprise-wide, cross-platform, adaptive computing solutions that enable customers to proactively manage application service level availability. The agreement provides for the issuance of 3,442,000 shares of the Company's common stock in exchange for all the common stock and options of FullTime.

     The Company's financial statements for 1998 and 1997 have been combined with those of FullTime for 1998 and 1997. However, the Company's statements of income and comprehensive income, cashflows and stockholders' equity for the year ended December 31, 1996 have been combined with FullTime's statements of income and comprehensive income, cashflows and stockholders' equity for the fiscal year ended June 30, 1997. Therefore, FullTime's results of operations for the six months ended June 30, 1997 are included in the accompanying statements of income and comprehensive income, cashflows and stockholders' equity for 1997 and 1996. Adjustments have been made in the statement of cashflows for 1996 and the statement of stockholders' equity for 1997 to eliminate the impact of including the results of operations of FullTime for the six-month period ended June 30, 1997 in both 1996 and 1997. FullTime's revenue and net income for the six-month period ended June 30, 1997 were $17.1 million and $2.0 million, respectively.

     Software Moguls, Inc. In August 1998, the Company issued 498,998 shares of common stock in exchange for all the outstanding shares of Software Moguls, Inc., a developer of advanced backup-retrieval products for the Windows NT and UNIX environments. The Company accounted for the combination as a pooling of interests.

     Octopus Technologies, Inc. In August 1996, FullTime acquired Octopus by issuing 545,769 shares of the Company's common stock in exchange for all of the outstanding common stock and preferred stock of Octopus. FullTime also assumed and exchanged all options to purchase Octopus stock for options to purchase an aggregate of 42,214 shares of the Company's common stock with an average exercise price of $9.21 per share. The merger was accounted for as a pooling-of-interests. Octopus develops, markets and supports real-time data protection software throughout the United States and internationally. The separate results of operations of Octopus prior to its combination with FullTime were insignificant.

     The table below presents the separate results of operations for Software Moguls and FullTime for the periods prior to the combination. The Company's results of operations include Software Moguls and FullTime since the transaction:

                                                                                  YEAR ENDED DECEMBER 31,
                                                                           -----------------------------------
                                                                           1998            1997           1996
                                                                           ----            ----           ----
                                                                                      (in thousands)

Revenue:
     Legato Systems, Inc.............................................   $  142,233      $  81,834       $ 54,249
     FullTime........................................................       24,729         34,614         32,146
     Software Moguls.................................................          945          2,051          2,525
                                                                        ----------      ---------       --------
         Total.......................................................   $  167,907     $  118,499       $ 88,920
                                                                        ==========     ==========       ========

Net income (loss):
     Legato Systems, Inc.............................................   $   28,111      $  15,739       $  8,530
     FullTime........................................................      (11,643)         1,376          2,707
     Software Moguls.................................................         (403)        (1,646)           302
                                                                        -----------     ----------      --------
         Total.......................................................       16,065         15,469         11,539
         Adjustment to reflect elimination of valuation allowance....        3,804           (403)          (725)
                                                                        ----------      ----------      ---------
         Net income..................................................   $   19,869      $  15,066       $ 10,814
                                                                        ==========      =========       ========


     Approximately $595,000 of costs directly attributable to the merger, primarily professional fees associated with investment bankers, attorneys and accountants were incurred by FullTime in conjunction with the acquisition of Octopus.

     Innovus. On January 5, 1996, the Company completed its acquisition of Innovus, Inc., Innovus Technologies, Inc. and 815598 Ontario, Inc. (collectively "Innovus"), each based in Canada, for approximately $6,687,000, including acquisition costs. Prior to the acquisition, Innovus (except for 815598 Ontario, Inc.) was in the business of (i) the porting of licensed software for Hewlett-Packard HP9000 and HP3000 series computers and the sale and distribution of such ported software, and (ii) supplying clinical trials and research services on contract in the Canadian pharmaceutical industry. Prior to the acquisition, 815598 Ontario, Inc. did not conduct any business other than holding shares of capital stock of Innovus, Inc. The acquisition was accounted for using the purchase method and on that basis, resulted in a one time write-off of $1,849,000 for purchased in-process research and development for which there was no alternative future use and technological feasibility was not established.

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

     The balance of the purchase price in excess of net assets acquired was allocated to purchased technology and goodwill totaling $4,060,000. Additional goodwill of $1,568,000 arose as a result of recording a deferred tax liability related to timing differences in the amortization of purchased technology for book and tax purposes. The Company is amortizing purchased technology and goodwill on a straight-line basis over five years. The operating results of Innovus have been consolidated with the Company's operating results beginning as of the acquisition date. Substantially all of the net assets of Innovus, Inc., the Company's clinical research business, were sold in September 1996 for approximately $150,000, which approximated the carrying amount of those net assets. The Company has discontinued all clinical research activities. The discontinuance did not have a significant effect on the operating results of the Company. At December 31, 1998 and 1997, purchased technology and goodwill, net of accumulated amortization of $3,334,000 and $2,197,000, were $2,233,000 and $3,431,000, respectively.

6.  STOCKHOLDERS' EQUITY

Initial Public Offeriing

     In February 1997, FullTime completed an initial public offering and issued 622,000 shares of common stock to the public at a price of approximately $24.00. As a result of the offering, FullTime received $14,950,000, net of underwriting discounts, commissions, offering costs and expenses payable by FullTime. Simultaneously, all outstanding preferred shares of FullTime were automatically converted into common stock.

Stock Splits

     The Company effected two-for-one splits of its common stock (in the form of stock dividends) on July 5, 1996 and April 17, 1998. These stock splits have been retroactively reflected in the accompanying Consolidated Financial Statements.

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

Stock Option/Stock Issuance Plan

     The Company's 1995 Stock Option/Stock Issuance Plan (the "1995 Plan") is the successor equity incentive program to the Company's 1989 Stock Option and Restricted Stock Plan and became effective on July 5, 1995. Approximately 17,051,200 shares of common stock were authorized for issuance under the 1995 Plan. The share reserve automatically increases on the first trading day in each calendar year, beginning with the 1997 calendar year, by the number of shares equal to three percent of the total number of shares of the Company's common stock outstanding on December 31 of the immediately preceding calendar year. Options to purchase shares may be granted and shares may be issued directly under the 1995 Plan. Options must have an exercise price not less than 100% and 85% of fair market value of the common stock on the date of grant for incentive stock options and non-statutory stock options, respectively. The purchase price for shares issued directly may not be less than 85% of fair market value on the date of grant. Options generally vest over four years and terminate ten years after their original grant dates.

     The 1995 Plan is divided into three separate components: (i) the Discretionary Option Grant Program, under which employees, non-employee Board members who are not serving on the Company's Compensation Committee and consultants may, at the discretion of the Compensation Committee, be granted options to purchase shares of common stock, (ii) the Stock Issuance Program, under which such persons may, at the Compensation Committee's discretion, be issued shares of common stock directly, through the purchase of such shares or in consideration of the past performance of services, and (iii) the Automatic Option Grant Program, under which option grants will automatically be made at periodic intervals to eligible non-employee Board members to purchase shares of common stock at an exercise price equal to 100 percent of their fair market value on the grant date. Under the Automatic Option Grant Program, each non-employee Board member received an option grant to purchase 96,000 shares on the effective date of the initial public offering (IPO). Each individual who first becomes a non-employee Board member thereafter will receive a 96,000 share option grant on the date such individual joins the Board, provided such individual has not been previously employed by the Company. In addition, at each Annual Stockholders Meeting, each individual who has served as a non-employee Board member for at least six months prior to such Annual Meeting and who is to continue to serve as a non-employee Board member after the meeting will receive an additional option grant to purchase 24,000 shares of common stock, whether or not such individual has been in the prior employ of the Company.

     Options granted under the 1995 plan generally become exercisable over a four year period, whereby 25 percent of the shares become exercisable one year after the grant date and ratably thereafter over 36 months. Options granted prior to July 5, 1995 contain provisions allowing for early exercise of unvested options. Shares issued upon such early exercise are subject to vesting and repurchase rights by the Company. At December 31, 1998, 1997 and 1996, none of the shares outstanding was subject to repurchase by the Company. Upon exercise, approximately 373,000, 1,989,000 and 4,070,000 option shares under grant were subject to repurchase by the Company at December 31, 1998, 1997 and 1996, respectively.

     The following is a summary of option activity:

                                                    NUMBER           WEIGHTED                    OPTIONS
                                                      OF           AVERAGE PRICE                  PRICE
                                                    SHARES           PER SHARE                  PER SHARE
                                                    ------           ---------                  ---------
                                                (IN THOUSANDS)

    Outstanding at December 31, 1995                  11,375         $   0.70               $  0.02 -  $  4.69
       Options granted and assumed                     2,907         $   5.02               $  2.96 -  $  11.13
       Options exercised                              (3,100)        $   0.34               $  0.02 -  $  4.69
       Options canceled                                 (600)        $   2.19               $  0.19 -  $  11.13
                                                   ---------
    Outstanding at December 31, 1996                  10,582         $   1.92               $  0.03 -  $  11.13
       Options granted and assumed                     5,221         $   6.72               $  3.04 -  $  11.66
       Options exercised                              (2,839)        $   0.82               $  0.03 -  $  6.00
       Options canceled                               (1,881)        $   5.32               $  0.19 -  $  11.66
                                                   ---------
    Outstanding at December 31, 1997                  11,083         $   3.87               $  0.03 -  $  11.66
       Options granted and assumed                     4,039         $  12.86               $ 10.28 -  $  28.57
       Options exercised                              (3,345)        $   2.55               $  0.03 -  $  10.25
       Options canceled                               (1,058)        $   5.88               $  0.44 -  $  26.22
                                                   ---------
    Outstanding at December 31, 1998                  10,719         $   7.49               $  0.03 -  $  28.57
                                                   =========


     At December 31, 1998, approximately 4,702,000 shares of common stock remained available for grant under the 1995 Plan. At December 31, 1998, 1997 and 1996, approximately 3,947,000, 3,484,000 and 3,461,000 options were exercisable at weighted average exercise price per share of $3.42, $1.43 and $0.57, respectively. Approximately 7,526,000 shares of common stock were reserved for future issuance as of December 31, 1998.

     The options outstanding and currently exercisable by exercise price at December 31, 1998 are as follows:


                                 OPTIONS OUTSTANDING
                        ----------------------------------------
                                       WEIGHTED
                                        AVERAGE         WEIGHTED
                                      REMAINING         AVERAGE
         EXERCISE         NUMBER      CONTRACTUAL       EXERCISE
          PRICES        OUTSTANDING      LIFE            PRICE
         --------       -----------   -----------       --------
                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

    $ 0.03  -  $ 0.19           355       6.81         $   0.18
    $ 0.44  -  $ 0.78         1,818       7.42         $   0.73
    $ 1.41  -  $ 1.88           233       8.20         $   1.63
    $ 2.38  -  $ 5.94         2,990       7.64         $   4.57
    $ 6.00  -  $ 9.72         1,755       8.78         $   8.32
    $10.25  -  $10.85           234       8.98         $  10.51
    $11.00  -  $11.27         1,868       9.07         $  11.25
    $11.66  -  $28.57         1,466       9.47         $  18.37
                      -------------
                             10,719
                      =============





                                   OPTIONS EXERCISABLE
                             -------------------------------
                                                  WEIGHTED
                                                  AVERAGE
          EXERCISE               NUMBER           EXERCISE
           PRICES              EXERCISABLE          PRICE
          --------             -----------        ---------
                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     $ 0.03  -  $ 0.19                 299        $   0.13
     $ 0.44  -  $ 0.78               1,389        $   0.70
     $ 1.41  -  $ 1.88                 167        $   1.67
     $ 2.38  -  $ 5.94               1,435        $   4.01
     $ 6.00  -  $ 9.72                 323        $   8.17
     $10.25  -  $10.85                  28        $  10.43
     $11.00  -  $11.27                 300        $  11.27
     $11.66  -  $28.57                   6        $  19.30
                                ----------
                                     3,947
                                ==========



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

                                                                           1998            1997           1996
                                                                         ---------      ---------       --------
     Expected volatility.............................................       0.848           0.724          0.572
     Weighted-average risk-free interest rate........................        5.22%           6.14%          6.01%
     Expected life (from vesting date)...............................       1 year         1 year         1 year
     Expected dividends..............................................           --             --             --

     Based on the above assumptions, the aggregate fair value and weighted average fair value per share of options granted in 1998, 1997 and 1996 were $30,464,000, $18,475,000 and $12,645,000, and $7.32, $3.48 and $2.63,
respectively.

Employee Stock Purchase Plan

     The Company maintains an Employee Stock Purchase Plan (the "Purchase Plan") under which 3,200,000 shares of common stock are reserved for issuance. The Purchase Plan is administered over offering periods of 24 months each, with each offering period divided into four consecutive six-month purchase periods beginning August 1 and February 1 of each year. Eligible employees may designate not more than 10 percent of their cash compensation to be deducted each pay period for the purchase of common stock under the Purchase Plan, and participants may not purchase more than 4,000 shares of stock in any one six-month purchase period. On the last business day of each purchase period, shares of common stock are purchased with the employee's payroll deductions accumulated during the six months, generally at a price per share of 85 percent of the market price of the common stock on the employee's entry date into the applicable offering period or the last day of the applicable purchase period, whichever is lower. For the year ended December 31, 1998, 1997 and 1996, 434,000, 538,000 and 420,000 shares were issued under the plan at weighted average purchase price of $7.45, $7.46 and $5.93, respectively. At December 31, 1998, 1,858,000 shares were reserved for future issuance under the plan.

     Under SFAS 123, compensation cost is also recognized for the fair value of employee's purchase rights under the Employee Stock Purchase Plan, which was estimated using the following assumptions for 1998, 1997 and 1996, respectively:

                                                                           1998            1997           1996
                                                                         ---------      ---------       --------
     Expected volatility.............................................       0.848           0.724          0.645
     Weighted-average risk-free interest rate........................        5.23%           5.88%          5.86%
     Expected life...................................................    6 months        6 months       6 months
     Expected dividends..............................................          --              --             --

     Based on the above assumptions, the aggregate fair value and weighted average fair value per share of those purchase rights granted in 1998, 1997 and 1996 was $2,099,000, $2,557,000 and $335,000, and $3.75, $3.65 and $3.57,
respectively.

Pro Forma Stock Compensation Cost

     For pro forma purposes, had compensation cost for the 1995 Plan and the Purchase Plan been determined based on the fair value at the grant date for awards from 1995 through 1998 consistent with the provisions of SFAS No. 123, the Company's net income, basic and diluted earnings per share for 1998, 1997 and 1996 would have been as follows:

                                                                           1998            1997           1996
                                                                         ---------      ---------       --------
                                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)

     Net income - as reported........................................    $  19,869      $  15,066       $ 10,814
                                                                         =========      =========       ========
     Net income - pro forma..........................................    $   8,382      $  10,751       $  8,587
                                                                         =========      =========       ========
     Basic earnings per share - as reported..........................    $    0.26       $   0.21       $   0.16
                                                                         =========      =========       ========
     Basic earnings per share - pro forma............................    $    0.11       $   0.15       $   0.13
                                                                         =========      =========       ========
     Diluted earnings per share - as reported........................    $    0.24       $   0.19       $   0.14
                                                                         =========      =========       ========
     Diluted earnings per share - pro forma..........................    $    0.10       $   0.14       $   0.11
                                                                         =========      =========       ========

     As the provisions of SFAS 123 are only applied to stock options granted after January 1, 1995 in the above pro forma amounts, the impact of pro forma stock compensation cost will likely continue to increase as the vesting period for the Company's options and the period over which the stock compensation is charged to expense is generally four years.

7.  EMPLOYEE BENEFIT PLANS

Profit Sharing Plan

     The Company has a 401(k) Profit Sharing Plan (the Plan) covering all of its employees. Under the Plan, participating employees may elect to contribute up to 15 percent of their eligible compensation, subject to certain limitations. The Company may make contributions to the Plan at the discretion of the Board of Directors. The Company contributed $662,000 and $260,000 to the Plan in 1998 and 1997, respectively. No contributions were made to the Plan in 1996.

8.  INCOME TAXES

     The provision for income taxes consists of the following:

                                                                           1998            1997           1996
                                                                         ---------      ---------       --------
                                                                                      (IN THOUSANDS)
Current:
     Federal (net of utilization of net operating loss
          carryforward of $1,335,000 in 1996)........................    $  16,026      $   7,696       $  5,898
     State (net of utilization of net operating loss
          carryforward of $190,000 in 1996)..........................        4,111          2,041          1,881
     Foreign.........................................................        1,035            400            443
                                                                         ---------      ---------       --------
                                                                            21,172         10,137          8,222
Deferred:
     Federal.........................................................       (7,649)           154           (172)
     State...........................................................         (464)            27           (101)
     Foreign.........................................................         (314)          (314)          (314)
                                                                         ---------      ---------       ---------
                                                                            (8,427)          (133)          (587)
                                                                         ----------     ---------       --------

                                                                         $  12,745      $  10,004       $  7,635
                                                                         =========      =========       ========


 In 1998, income before provision for income taxes consisted of $31,220,000 of income from U.S. operations and $1,394,000 of income from foreign operations. In 1997, income before provision for income taxes consisted of $24,864,000 of income from U.S. operations and $206,000 of income from foreign operations. In 1996, income before provision for income taxes consisted of $20,646,000 of income from U.S. operations and $2,197,000 of losses from foreign operations. The tax benefit associated with dispositions from employee stock plans reduced taxes currently payable for 1998, 1997 and 1996 by $12,814,000, $4,970,000 and
$7,115,000, respectively. Such benefit was recorded to additional paid-in capital.

     The Company's effective tax rate differs from the statutory federal income tax rate as follows:

                                                                           1998            1997           1996
                                                                         ---------      ---------       --------

     Statutory federal income tax rate...............................       35.0%           35.0%          35.0%
     State income taxes, net of federal benefit......................        6.8             5.2            5.6
     Tax exempt interest income......................................       (1.8)           (2.7)          (2.8)
     Research and experimental credit................................       (1.1)           (1.5)          (0.7)
     Software Moguls, Inc. losses not benefited......................        0.1             2.4            --
     Other...........................................................        0.1             1.6            0.4
                                                                         -------        --------        --------
         Subtotal....................................................       39.1%           40.0%          37.5%
     In-process research and development.............................          --             --            3.9
                                                                         --------       --------        -------
         Effective tax rate..........................................       39.1%           40.0%          41.4%
                                                                         =======        ========        =======


     As a result of the Company's acquisition of Software Moguls, Inc. in August 1998, accounted for as a pooling-of-interests, additional tax provisions were not required since Software Moguls, Inc. was a non-taxable S-corporation prior to the acquisition. On a pro forma basis, the tax impact of the acquisition on the Company's 1998 and 1996 results of operations was not material. On a pro forma basis, the tax impact of the acquisition would have increased the Company's 1997 net income by approximately $609,000 as a result of a net loss of $1.6 million for Software Moguls, Inc., assuming an effective tax rate of 37 percent. The pro forma basic and diluted net income per share would have been $0.21 and $0.20, respectively for 1997.

     At December 31, 1998, as a result of the Company's acquisition of FullTime, the Company had federal and state net operating loss carryforwards of approximately $11,600,000 and $4,300,000 available to reduce future federal and state taxable income, respectively. The federal and state carryforwards begin to expire in 2001 and 2003, respectively. The Company has federal research and experimentation credits of $726,000 which expire beginning 2018, and minimum tax credit carryforwards of $39,000 which do not expire. The extent to which the loss and credit carryforwards can be used to offset future taxable income or taxes are limited under Section 382 of the Internal Revenue Code and applicable state tax law. An adjustment to recognize the benefit of FullTime's net operating loss in 1998 has been made to these consolidated financial statements resulting in a decrease in the provision for income taxes of $3,804,000 for 1998. Adjustments have been made to eliminate the recognition of the benefit of net operating loss carryforwards in the consolidated financial statements resulting in increases in the provision for income taxes of $403,000 and $337,000 for 1997 and 1996, respectively.

     Prior to the acquisition, FullTime provided a valuation allowance for its net deferred tax assets related primarily to loss carryforwards generated since inception in 1990. Upon acquisition of FullTime, the Company determined that estimated combined taxable income is sufficient to conclude that such net deferred tax assets of FullTime would be realized. Accordingly, the valuation allowance was eliminated.

     Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                                             DECEMBER 31,
                                                                                     ---------------------------
                                                                                        1998              1997
                                                                                     ----------        ---------
                                                                                            (IN THOUSANDS)
     Deferred tax assets:
         Allowances, accrued liabilities and other................................   $    3,247        $   1,574
         Accrued compensation and benefits........................................          896              360
         State taxes..............................................................          356              567
         Net operating loss and credit carryforwards..............................        4,372               --
         Intangible asset - purchased technology..................................          346              269
         Deferred revenue.........................................................        2,722              873
                                                                                     ----------        ---------
                                                                                         11,939            3,643
     Deferred tax liabilities:
         Intangible asset - purchased technology..................................         (626)            (940)
                                                                                     ----------        ---------

     Net deferred tax asset.......................................................   $   11,313        $   2,703
                                                                                     ==========        =========

     The noncurrent portion of the Company's deferred tax assets was $4,372,000 and $1,482,000 at 1998 and 1997, respectively.


9.  INDUSTRY AND GEOGRAPHIC SEGMENT INFORMATION

     The Company has adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, or SFAS 131, Disclosures about Segments of an Enterprise and Related Information, effective for fiscal years beginning after December 31, 1997. SFAS 131 supercedes Statement of Financial Accounting Standards, or SFAS 14, Financial Reporting for Segments of a Business Enterprise. SFAS 131 changes current practice under SFAS 14 by establishing a new framework on which to base segment reporting and also requires interim reporting of segment information.

     Management uses one measurement of profitability for its business. The Company's software products and related services are developed and marketed to support heterogeneous client/server computing environments and large scale enterprises. The Company markets its products and related services to customers in the United States, Canada, Europe and Asia Pacific.

Revenue and long-lived-asset information by geographic area as of and for the year ended:

                                                                                                  LONG-LIVED
                                                                                   REVENUE          ASSETS
                                                                                   -------          ------
                                                                                       (IN THOUSANDS)
December 31, 1998:

    United States..........................................................     $    119,124     $     18,390
    International..........................................................           48,783            4,972
                                                                                ------------     ------------
    Total..................................................................     $    167,907     $     23,362
                                                                                ============     ============

December 31, 1997:

    United States..........................................................     $     90,826     $     11,200
    International..........................................................           27,673            5,073
                                                                                ------------     ------------
    Total..................................................................     $    118,499     $     16,273
                                                                                ============     ============

December 31, 1996:

    United States..........................................................     $     71,899     $      7,103
    International..........................................................           17,021            5,053
                                                                                ------------     ------------
    Total..................................................................     $     88,920     $     12,156
                                                                                ============     ============

     No one customer accounted for more than 10 percent of the Company's total revenue for 1998, 1997 and 1996.

10.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                             FIRST       SECOND           THIRD        FOURTH
                                                           QUARTER      QUARTER        QUARTER         QUARTER
                                                           -------      -------        -------         -------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

1998:

Total revenue.........................................     $ 34,385     $   39,257     $   44,493    $   49,772
Gross profit..........................................       29,207         32,968         37,926        43,013
Net income............................................        3,118          3,566          6,102         7,083
Basic earnings per share..............................     $   0.04     $     0.05     $     0.08    $     0.09
Diluted earnings per share............................     $   0.04     $     0.04     $     0.07    $     0.08


1997:

Total revenue.........................................     $ 25,761     $   27,148     $   30,213    $   35,377
Gross profit..........................................       20,666         22,059         25,355        29,732
Net income............................................        3,572          3,665          4,293         3,536
Basic earnings per share..............................     $   0.05     $     0.05     $     0.06    $     0.05
Diluted earnings per share............................     $   0.05     $     0.05     $     0.05    $     0.04

11.  SUBSEQUENT EVENTS

         On August 13, 1999, the Company effected a two-for-one stock split (in the form of a stock dividend). This stock split has been retroactively reflected in the accompanying Consolidated Financial Statements.

12.  SUBSEQUENT EVENTS (UNAUDITED)

         On April 1, 1999, the Company completed the acquisition of Intelliguard Software, Inc. and O.R.P., Inc. (collectively "Intelliguard"), developers of standards-based storage management solutions for storage area networks. The Company issued 1,440,000 shares of its common stock with a fair market value of $42.4 million, provided cash consideration of $9.1 million for all of the outstanding stock of Intelliguard and incurred transaction costs consisting primarily of professional fees of $3.9 million, resulting in a total purchase price of $55.4 million.

         On July 30, 1999, the Company completed the acquisition of Vinca Corporation ("Vinca"), a developer in high availability and data protection software. The Company issued approximately 1,531,000 shares of its common stock with a fair market value of $54.3 million, exchanged options to purchase 589,580 shares of the Company's common stock with a fair market value of $17.6 million and provided cash consideration of $18.8 million for all of the outstanding stock and options of Vinca. In connection with the acquisition, the Company incurred transaction costs consisting primarily of professional fees of $1.0 million, resulting in a total purchase price of $91.7 million.

         On November 18, 1999, the Company entered into a definitive agreement to acquire Ontrack Data International, Inc. ("Ontrack"), a developer of data recovery software and a provider of storage service solutions. The agreement provides for the issuance of common stock and cash, valued at approximately $134 million, in exchange for all the common stock and options of Ontrack. The transaction will be accounted for as a purchase business combination, and is expected to close in late January 2000, subject to regulatory and shareholder approval.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Legato Systems, Inc.:

In our opinion, based upon our audits and the report of other auditors, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Legato Systems, Inc and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31,1998, in conformity with generally accepted accounting principles. In addition, in our opinion the financial statement schedule listed in the index under Item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We did not audit the financial statements of Qualix Group, Inc, a wholly-owned subsidiary, which statements reflect total revenues of approximately $31.1 million for the year ended June 30, 1997 and are included in the Legato Systems, Inc consolidated financial statements for the year ended December 31, 1996. The statements of Qualix Group, Inc. were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein for the year ended December 31, 1996, insofar as it relates to the amounts included for Qualix Group Inc is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP

San Jose, California
January 18, 1999, except as to note 5 which is as of April 19, 1999, note 11 which is as of August 13, 1999 and the pooling of interests with Qualix Group, Inc. which is as of November 30, 1999.

                          INDEPENDENT AUDITORS' REPORT



Qualix Group Inc.:

We have audited the consolidated statements of income, stockholders' equity, and cash flows of Qualix Group for the year ended June 30, 1997 (none of which are presented herein). Our audit also included the consolidated financial statement schedule of Qualix Group Inc. for the year ended June 30, 1997. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such 1997 consolidated financial statements present fairly, in all material respects, the results of Qualix Group Inc. operations and cash flows for the year ended June 30, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP


July 24, 1997
San Jose, California

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

(a) (2)  FINANCIAL STATEMENT SCHEDULE

     Schedule II - Valuation and Qualifying Accounts is filed on page 63 of this Report on Form 10-K/A.

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because they are not required under the related instructions or are inapplicable.

     The independent accountant's reports with respect to the above listed financial statements and financial statement schedule listed in Items 14 (a) (1) and 14 (a) (2), are filed on page 57 and page 58 of this Report on Form 10-K/A.

(a) (3) EXHIBITS

2.1    (3)      Stock Purchase Agreement, dated as of January 5, 1996, among the Registrant, Innovus, Inc., 815598 Ontario, Inc., the stockholders of Innovus, Inc., and the stockholders of 815598
                Ontario, Inc.

2.2    (3)      Stock Purchase Agreement, dated as of January 5, 1996, among the Registrant, Innovus Technologies, Inc., and the stockholders of Innovus Technologies, Inc.

2.3    (6)      Agreement and Plan of Reorganization, dated as of July 30,
                1998, by and among Legato Systems, Inc., Aspen Acquisition
                Corp., Software Moguls, Inc., Sunil Khadilkar, Louis C. Cole and the Undersigned Stockholders.

2.4    (10)     Agreement and Plan of Reorganization, dated October 25, 1998, by and among Legato Systems, Inc., Hat Acquisition Corp. and
                Qualix Group, Inc.

2.5    (11)     Amendment No. 1 to the Agreement and Plan of Reorganization ,
                dated October 25, 1998, by and among Legato Systems, Inc., Hat
                Acquisition Corp. and Qualix Group, Inc., dated February 9,
                1999.

3.1    (6) (9)  Amended and Restated Certificate of Incorporation of the
                Registrant, as amended to date

3.2    (7)      Amended and Restated Bylaws of the Registrant adopted on
                May 23, 1997

3.3    (8)      Form of Certificate of Designation filed in connection with
                Rights Agreement, dated May 23, 1997

4.7    (8)      Rights Agreement, dated May 23, 1997 between the Company and
                Harris Trust and Savings Bank, including the Certificate of
                Designation of Series A Junior Participating Preferred Stock,
                Form of Right Certificate and Summary of Rights to Purchase
                Preferred Shares attached thereto as Exhibit A, B and C, respectively.

4.8    (6)      Registration Rights Agreement, dated July 30, 1998, by and between Legato Systems, Inc., a Delaware corporation and the Stockholders of Software Moguls, Inc.

4.9    (6)      Affiliates Agreement, dated July 30, 1998, between Legato
                Systems, Inc. a Delaware corporation and the Stockholders of Software Moguls, Inc.

10.1   (1)      Form of Indemnification Agreement entered into between the
                Registrant and it directors and officers

10.3   (1)      The Registrant's 1995 Stock Option/Stock Issuance Plan, as
                amended to date

10.4   (1) (5)  The Registrant's Employee Stock Purchase Plan

10.6   (1)      Form of United States Reseller Terms and Conditions for
                Purchase of Legato Products

10.7   (1)      Form of International Authorized Systems Integrator Agreement

10.8   (1)      Form of Shrinkwrap License Agreement

10.9   (1) (2)  Technology License and Distribution agreement, dated
                January 20, 1995, between the Registrant and SunSoft, Inc.

10.10  (1)      Master Software License and Support Agreement between the
                Registrant and Open Software Foundation

10.11  (1)      License Agreement, dated February 24, 1989, between the
                Registrant and The Regents of the University of California

10.12  (1)      Software Agreement, dated January 20, 1989, between the
                Registrant and AT&T Information  Systems, Inc.

10.13  (4) (5)  The Registrant's International Employee Stock Purchase Plan

10.14  (6)      Lease agreement dated March 14, 1996 between the Registrant and Coherent, Inc., a Delaware corporation, and Legato Systems,
                Inc., a Delaware corporation, regarding the space located at 3210 Porter Drive, Palo Alto, California

21.1            Subsidiaries of the Registrant

23.1            Consent of PricewaterhouseCoopers LLP, Independent Accountants

23.2            Consent of Deloitte & Touche LLP, Independent Accountants

27.1            Financial Data Schedule
27.2            Financial Data Schedule
27.3            Financial Data Schedule

---------------------------
(1) Incorporated by reference to the registrant's Registration Statement on Form S-1, filed May 9, 1995 (File No. 33-92072).

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

(7) Incorporated by reference to the registrant's Current Report on Form 8-K, dated June 6, 1997.

(8)  Incorporated by reference to the registrant's Form 8-A, dated May 30, 1997.

(9) Incorporated by reference to the registrant's Registration Statement on Form S-8, filed November 10, 1998 (File No. 333-67031).

(10) Incorporated by reference to the registrant's Current Report on Form 8-K, dated October 25, 1998.

(11) Incorporated by reference to the registrant's Registration Statement on Form S-4, filed on March 15, 1999 (File No. 333-74433).

(b)      REPORTS ON FORM 8-K

         On October 25, 1998, the Registrant filed a report on Form 8-K in connection with the Registrant's proposed acquisition of Qualix Group, Inc. and also filed a Report on Form 8-K/A on December 14, 1998, amending the former filing to include certain financial information related to the proposed acquisition.

(c)      EXHIBITS

See (a) (3) above.

(d)      FINANCIAL STATEMENT SCHEDULE

See (a) (2) above.

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                                 (in thousands)


                                              BALANCE AT    CHARGED TO                                  BALANCE AT
                                             BEGINNING OF    COSTS AND                     POOLING        END OF
DESCRIPTION                                     PERIOD       EXPENSES     DEDUCTIONS     ADJUSTMENT       PERIOD
-----------                                     ------       --------     ----------     ----------       ------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Year ended December 31, 1996                $    923         $  468         $   161      $  (180) (1)     $  1,050

Year ended December 31, 1997                   1,050            628             329           --             1,349

Year ended December 31, 1998                   1,349            833             354           --             1,828


(1) Pooling adjustment represent activity of FullTime for the period from January 1, 1997 to June 30, 1997. (see Note 5 of Consolidated Financial Statements)

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                LEGATO SYSTEMS, INC.

                By:  /s/ Louis C. Cole                         November 30, 1999
                     --------------------                      -----------------
                Louis C. Cole                                  Date
                Chairman of the Board, President
                and Chief Executive Officer




     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                                   TITLE                                              DATE

/s/ Louis C. Cole                           Chairman of the Board, President and Chief         November 30, 1999
-----------------                           Executive Officer (Principal Executive Officer)
Louis C. Cole



/s/ Stephen C. Wise                         Senior Vice President of Finance and               November 30, 1999
-------------------                         Administration and Chief Financial Officer
Stephen C. Wise                             (Principal Financial and Accounting Officer)



/s/ Eric A. Benhamou                        Director                                           November 30, 1999
--------------------
Eric A. Benhamou




/s/ H. Raymond Bingham                      Director                                           November 30, 1999
----------------------
H. Raymond Bingham




/s/ Kevin A. Fong                           Director                                           November 30, 1999
-----------------
Kevin A. Fong



/s/ David N. Strohm                         Director                                           November 30, 1999
-------------------
David N. Strohm



/s/ Phillip E. White                        Director                                           November 30, 1999
--------------------
Phillip E. White

                                 EXHIBIT INDEX

Exhibit
Number          Description
------          -----------

2.1    (3)      Stock Purchase Agreement, dated as of January 5, 1996, among the Registrant, Innovus, Inc., 815598 Ontario, Inc., the stockholders of Innovus, Inc., and the stockholders of 815598
                Ontario, Inc.

2.2    (3)      Stock Purchase Agreement, dated as of January 5, 1996, among the Registrant, Innovus Technologies, Inc., and the stockholders of Innovus Technologies, Inc.

2.3    (6)      Agreement and Plan of Reorganization, dated as of July 30,
                1998, by and among Legato Systems, Inc., Aspen Acquisition
                Corp., Software Moguls, Inc., Sunil Khadilkar, Louis C. Cole and the Undersigned Stockholders.

2.4    (10)     Agreement and Plan of Reorganization, dated October 25, 1998, by and among Legato Systems, Inc., Hat Acquisition Corp. and
                Qualix Group, Inc.

2.5    (11)     Amendment No. 1 to the Agreement and Plan of Reorganization ,
                dated October 25, 1998, by and among Legato Systems, Inc., Hat
                Acquisition Corp. and Qualix Group, Inc., dated February 9,
                1999.

3.1    (6) (9)  Amended and Restated Certificate of Incorporation of the
                Registrant, as amended to date

3.2    (7)      Amended and Restated Bylaws of the Registrant adopted on
                May 23, 1997

3.3    (8)      Form of Certificate of Designation filed in connection with
                Rights Agreement, dated May 23, 1997

4.7    (8)      Rights Agreement, dated May 23, 1997 between the Company and
                Harris Trust and Savings Bank, including the Certificate of
                Designation of Series A Junior Participating Preferred Stock,
                Form of Right Certificate and Summary of Rights to Purchase
                Preferred Shares attached thereto as Exhibit A, B and C, respectively.

4.8    (6)      Registration Rights Agreement, dated July 30, 1998, by and between Legato Systems, Inc., a Delaware corporation and the Stockholders of Software Moguls, Inc.

4.9    (6)      Affiliates Agreement, dated July 30, 1998, between Legato
                Systems, Inc. a Delaware corporation and the Stockholders of Software Moguls, Inc.

10.1   (1)      Form of Indemnification Agreement entered into between the
                Registrant and it directors and officers

10.3   (1)      The Registrant's 1995 Stock Option/Stock Issuance Plan, as
                amended to date

10.4   (1) (5)  The Registrant's Employee Stock Purchase Plan

10.6   (1)      Form of United States Reseller Terms and Conditions for
                Purchase of Legato Products

10.7   (1)      Form of International Authorized Systems Integrator Agreement

10.8   (1)      Form of Shrinkwrap License Agreement

10.9   (1) (2)  Technology License and Distribution agreement, dated
                January 20, 1995, between the Registrant and SunSoft, Inc.

10.10  (1)      Master Software License and Support Agreement between the
                Registrant and Open Software Foundation

10.11  (1)      License Agreement, dated February 24, 1989, between the
                Registrant and The Regents of the University of California

10.12  (1)      Software Agreement, dated January 20, 1989, between the
                Registrant and AT&T Information  Systems, Inc.

10.13  (4) (5)  The Registrant's International Employee Stock Purchase Plan

10.14  (6)      Lease agreement dated March 14, 1996 between the Registrant and Coherent, Inc., a Delaware corporation, and Legato Systems,
                Inc., a Delaware corporation, regarding the space located at 3210 Porter Drive, Palo Alto, California

21.1            Subsidiaries of the Registrant

23.1            Consent of PricewaterhouseCoopers LLP, Independent Accountants

23.2            Consent of Deloitte & Touche LLP, Independent Accountants

27.1            Financial Data Schedule
27.2            Financial Data Schedule
27.3            Financial Data Schedule

---------------------------
(1) Incorporated by reference to the registrant's Registration Statement on Form S-1, filed May 9, 1995 (File No. 33-92072).

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

(7) Incorporated by reference to the registrant's Current Report on Form 8-K, dated June 6, 1997.

(8)  Incorporated by reference to the registrant's Form 8-A, dated May 30, 1997.

(9) Incorporated by reference to the registrant's Registration Statement on Form S-8, filed November 10, 1998 (File No. 333-67031).

(10) Incorporated by reference to the registrant's Current Report on Form 8-K, dated October 25, 1998.

(11) Incorporated by reference to the registrant's Registration Statement on Form S-4, filed on March 15, 1999 (File No. 333-74433).