Form 10-Q/A
period 1999-03-31
LEGATO SYSTEMS INC
filed 1999-12-01
CIK 859360

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No



The number of shares outstanding of the registrant's common stock as of April 26, 1999 was 81,167,276.



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

PART I:      CONDENSED FINANCIAL INFORMATION

ITEM 1:      FINANCIAL STATEMENTS

                              LEGATO SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                           March 31,       December 31,
                                                             1999              1998
                                                          -----------      -----------
                                                                   (unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                              $    92,835      $    83,177
   Short-term investments                                      30,627           33,772
   Accounts receivable, net                                    43,063           39,982
   Other current assets                                         6,526            6,059
   Deferred tax asset                                          12,953           11,836
                                                          -----------      -----------

     Total current assets                                     186,004          174,826

Long-term investments                                          12,391            9,023
Property and equipment, net                                    21,164           21,119
Intangible assets, net                                          1,963            2,243
Deposits and other assets                                       3,374              536
                                                          -----------      -----------

       Total assets                                       $   224,896      $   207,747
                                                          ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                       $     3,621      $     4,577
   Accrued liabilities                                         20,563           22,139
   Deferred revenue                                            26,014           21,879
                                                          -----------      -----------

     Total current liabilities                                 50,198           48,695

Deferred tax liability                                            528              523

Stockholders' equity:
   Capital stock and other comprehensive income               122,609          115,165
   Retained earnings                                           51,561           43,364
                                                          -----------      -----------

     Total stockholders' equity                               174,170          158,529
                                                          -----------      -----------

       Total liabilities and stockholders' equity         $   224,896      $   207,747
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


                              LEGATO SYSTEMS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)
                                   (unaudited)


                                                                Three Months Ended
                                                                      March 31,
                                                          ------------------------------
                                                             1999                1998
                                                          -----------        -----------
Revenue:
   Product license                                        $    33,146        $    22,018
   Service and support                                         14,267              7,624
   Royalty                                                      4,939              4,743
                                                          -----------        -----------
       Total revenue                                           52,352             34,385

Cost of revenue:
   Product license                                              1,532              2,143
   Service and support                                          5,355              3,035
                                                          -----------        -----------
       Total cost of revenue                                    6,887              5,178
                                                          -----------        -----------

           Gross profit                                        45,465             29,207

Operating expenses:
   Research and development                                     7,713              5,505
   Sales and marketing                                         21,030             15,560
   General and administrative                                   4,808              3,700
   Amortization of intangibles                                    279                279
                                                          -----------        -----------
       Total operating expenses                                33,830             25,044
                                                          -----------        -----------

Income from operations                                         11,635              4,163

Interest and other income, net                                  1,404                994
                                                          -----------        -----------

Income before provision for income taxes                       13,039              5,157

Provision for income taxes                                      4,842              2,039
                                                          -----------        -----------

Net income                                                $     8,197        $     3,118
                                                          ===========        ===========

Other comprehensive income (loss), net of tax:
   Unrealized gains (losses) on securities                        (9)                 32
                                                          -----------        -----------
Comprehensive income                                      $     8,188        $     3,150
                                                          ===========        ===========

Basic earnings per share                                  $      0.10        $      0.04
                                                          ===========        ===========

Diluted earnings per share                                $      0.10        $      0.04
                                                          ===========        ===========

Shares used in basic earnings per share calculations           78,873             75,338
                                                          ===========        ===========

Shares used in diluted earnings per share calculations         85,023             81,335
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


                              LEGATO SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                               Three Months Ended
                                                                                    March 31,
                                                                           --------------------------
                                                                               1999           1998
                                                                           -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                            $     8,197       $  3,118
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Net deferred tax asset                                                 (1,112)          (646)
         Depreciation and amortization                                           2,312          1,542
         Tax benefit from exercise of stock options                              2,785          3,467
         Changes in operating assets and liabilities:
              Accounts receivable                                               (3,081)         5,193
              Other current assets                                                (467)           433
              Accounts payable                                                    (956)         2,435
              Accrued liabilities                                               (1,575)        (3,129)
              Deferred revenue                                                   4,135            238
                                                                           -----------    -----------

              Net cash provided by operating activities                         10,238         12,651

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of available-for-sale securities                                 (26,439)       (10,204)
     Maturities and sales of available-for-sale securities                      26,207         22,278
     Acquisition of property and equipment                                      (2,077)        (3,090)
     Purchase of long-term assets and other                                     (2,838)          (230)
                                                                           -----------    ------------

              Net cash provided by (used in) investing activities               (5,147)         8,754

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                      4,709          4,124
     Other                                                                        (142)            (3)
                                                                           ------------   ------------

              Net cash provided by financing activities                          4,567          4,121
                                                                           -----------    -----------

Net increase in cash and cash equivalents                                        9,658         25,526

Cash and cash equivalents at beginning of period                                83,177         38,155
                                                                           -----------    -----------

Cash and cash equivalents at end of period                                 $    92,835    $    63,681
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

     A reconciliation of the numerator and denominator of basic and diluted earnings per share is provided as follows (in thousands, except per share amounts):

                                                                Three Months Ended
                                                                     March 31,
                                                              ----------------------
                                                                1999          1998
                                                              ---------    ---------
Numerator - basic and diluted earnings per share
------------------------------------------------
     Net income                                               $   8,197    $   3,118
                                                              =========    =========

Denominator - basic earnings per share
--------------------------------------
     Weighted average common shares outstanding                  78,873       75,338
                                                              ---------    ---------

     Basic earnings per share                                 $    0.10    $    0.04
                                                              =========    =========

Denominator - diluted earnings per share
----------------------------------------
     Weighted average common shares outstanding                  78,873       75,338

     Effect of dilutive securities:

         Common stock options                                     6,150        5,997
                                                              ---------    ---------

     Weighted average common and common
     equivalent shares                                           85,023       81,335
                                                              =========    =========

     Diluted earnings per share                               $    0.10    $    0.04
                                                              =========    =========


Options excluded from diluted net income
per share calculation                                               384          281
                                                              =========    =========

     Certain shares of common stock issuable upon exercise of stock options were excluded from the calculation of diluted net income per share because the options' exercise price was greater than the average market price of the common shares.

NOTE 3.  COMPREHENSIVE INCOME

     Our unrealized loss on investments represents the only component of comprehensive income that is excluded from net income for the three-month period ended March 31, 1999. Our comprehensive income has been presented in the consolidated financial statements.

NOTE 4. SEGMENT INFORMATION

     Management uses one measurement of profitability for its business. Our software products and related services are developed and marketed to support heterogeneous client/server computing environments and large scale enterprises. We market our products and related services to customers in the United States, Canada, Europe and Asia Pacific.

Revenue and long-lived-asset information by geographic area as of the quarter ended:

                                                                                                  Long-lived
                                                                                   Revenue          Assets
                                                                                ------------     ------------
                                                                                       (in thousands)
March 31, 1999:

    North America..........................................................     $     36,548     $     21,782
    International..........................................................           15,804            1,345
                                                                                ------------     ------------
    Total..................................................................     $     52,352     $     23,127
                                                                                ============     ============

March 31, 1998:

    North America..........................................................     $     24,913     $     17,073
    International..........................................................            9,472              730
                                                                                ------------     ------------
    Total..................................................................     $     34,385     $     17,803
                                                                                ============     ============

NOTE 5. QUALIX GROUP, INC. MERGER

         On April 19, 1999, we completed the merger with Qualix Group, Inc. (dba FullTime Software, Inc.), a developer of distributed, enterprise-wide, cross-platform, adaptive computing solutions that enable customers to proactively manage application service level availability into a wholly-owned subsidiary of Legato. In this document, we refer to Qualix Group, Inc. as "FullTime".We issued 3,442,000 shares of our common stock in exchange for all the common stock and options of FullTime. We accounted for the transaction as a pooling-of-interests. Accordingly, we restated the accompanying financial statements to represent the combined results of the previously separate entities for the periods presented.

         The table below presents the separate results of operations of Legato and FullTime for the periods prior to the combination:

                                                 Three Months Ended
                                                      March 31,
                                               ----------------------
                                                 1999          1998
                                               ---------    ---------
                                                   (in thousands)
Revenue:
     Legato Systems, Inc.                      $  48,280    $  28,414
     FullTime Software, Inc.                       4,072        5,971
                                               ---------    ---------
         Total                                 $  52,352    $  34,385
                                               =========    =========

Net income (loss):
     Legato Systems, Inc.                      $  10,128    $   5,195
     FullTime Software, Inc.                      (1,931)      (2,077)
                                               ----------   ----------
         Total                                 $   8,197    $   3,118
                                               =========    =========

NOTE 6.  RECENT PRONOUNCEMENTS

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

NOTE 7.  SUBSEQUENT EVENTS

     On April 1, 1999, we completed the acquisition of Intelliguard Software, Inc. and O.R.P., Inc., developers of standards-based storage management solutions for storage area networks. In this document, we refer to Intelliguard Software, Inc. and O.R.P., Inc. collectively as "Intelliguard." We issued 1,440,000 shares of our common stock and provided cash consideration of $9.1 million for all of the outstanding stock and stock rights of Intelliguard. We accounted for the transaction as a business purchase combination.

     On July 30, 1999, we completed the acquisition of Vinca Corporation, a Utah-based leader in high availability and data protection software. The transaction was accounted for as a purchase business combination. We issued 1,530,732 shares of our common stock and provided cash consideration of $18.8 million in exchange for all the stock and options of Vinca Corporation. We accounted for the transaction as a purchase business combination.

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

RESULTS OF OPERATIONS

Overview

     We develop, market and support network storage management software products for heterogeneous client/server computing environments and large scale enterprises. Our NetWorker family of software products, from which we derive a substantial majority of our revenue, and the HA+ products from our merger with FullTime, support many storage management server platforms and can accommodate a variety of servers, clients, applications, databases and storage devices. We license our products through resellers and directly to end users primarily located in North America, Europe and Asia Pacific. We also license our source code to original equipment manufacturers ("OEMs") in exchange for initial licensing fees and receive ongoing royalties from the OEMs' product sales. Substantially all of the OEMs are large computer system and software suppliers located in the United States, Europe and Asia Pacific.

     We accounted for the merger of FullTime, completed on April 19, 1999 as a pooling-of-interests. Accordingly, we restated the financial statements to represent the combined financial results of previously separate entities for all periods presented.

     Selected elements of our consolidated financial statements are shown below as a percentage of total revenue.

                                                       Three Months Ended
                                                            March 31,
                                                  -----------------------------
                                                      1999             1998
                                                  -----------       -----------
     Revenue:
         Product and other                                 63%               64%
         Service and support                               27                22
         Royalty                                           10                14
                                                  -----------       -----------
              Total revenue                               100               100
     Cost of revenue:
         Product and other                                  3                 6
         Service and support                               10                 9
                                                  -----------       -----------
              Total cost of revenue                        13                15
                                                  -----------       -----------
                  Gross profit                             87                85
     Operating expenses:
         Research and development                          15                16
         Sales and marketing                               40                45
         General and administrative                         9                11
         Amortization of intangibles                        1                 1
                                                  -----------       -----------
              Total operating expenses                     65                73
                                                  -----------       -----------
     Income from operations                                22                12
     Interest and other, net                                3                 3
                                                    ---------       -----------
     Income before provision for income taxes              25                15
     Provision for income taxes                             9                 6
                                                  -----------       -----------
     Net income                                            16%                9%
                                                  ============      ============

Revenue

     Total revenue for the first quarter of 1999 increased 52% percent over total revenue for the comparable period of 1998. The increase was attributable to the continued acceptance of our NetWorker family of products, increased product license sales to large-scale enterprises and increased sales of service and support contracts.

     Product license revenue. Product license revenue were $33.1 million in the first quarter of 1999 and $22.0 million in the first quarter of 1998. Product license revenue increased 51 percent from the first quarter of 1998 to the first quarter of 1999 primarily as a result of the continued acceptance of our products and increased product sales to large-scale enterprises. We recognize product license revenue upon shipment if a signed contract exists, the fee is fixed and determinable, collection of resulting receivables is probable and product returns are reasonably estimable, except for sales to domestic distributors, which are recognized upon sale by the distributors to end-users. We recognize revenue from domestic distributors upon sale by the distributor to end-users since these distributors have unlimited rights of return and we historically have not been able to make reasonable estimates of product returns from these distributors. Prior growth rates of our product license revenue are not indicative of future product license revenue growth rates and may not be sustainable in the future.

     Service and Support Revenue. Service and support revenue was $14.3 million in the first quarter of 1999 and $7.6 million in the first quarter of 1998. Service and support revenue increased 87 percent from the first quarter of 1998 to the first quarter of 1999 primarily as a result of the growth in the number of registered customers electing to subscribe to support contracts and to renew software support contracts after the initial one-year term. Our increase in internal staffing for software support and education and consulting services helped to increase new sales and renewals of our software support contracts, as well as sales of education and consulting services we offer. We collect fees for ongoing customer support and product updates in advance and recognize this support revenue ratably over the period of the contract. For education and consulting services, we recognize revenue when such services are performed. Prior growth rates of our software service and support revenue are not indicative of future software service and support revenue growth rates and may not be sustainable in the future.

     Royalty Revenue. Royalty revenue was $4.9 million in the first quarter of 1999 and $4.7 million in the first quarter of 1998. Royalty revenue is recognized upon receipt of quarterly royalty reports from OEMs related to their product sales for the previous quarter. Prior growth rates of our royalty revenue are not indicative of future royalty revenue growth rates and may not be sustainable in the future.

     International product license revenue was $15.8 million in the quarter of 1999 and $9.5 million in the first quarter of 1998. International product license revenue increased 67 percent from the first quarter of 1998 to the first quarter of 1999. International product license revenue accounted for 48 percent of total product license revenue in the first quarter of 1999 and 43 percent in the first quarter of 1998. International license revenue increased primarily as a result of the continued market acceptance of our products overseas. An increase in the number of international sales offices and international distributors and resellers marketing our products helped increase the market acceptance of our products overseas. The majority of international revenue during these periods was made in Europe. We continue to expand our international operations, which requires significant management attention and financial resources and could materially adversely affect our operating results. To the extent that we are unable to effect these additions in a timely manner, our growth, if any, in international revenue will be limited, and our business, operating results and financial condition could be seriously harmed. In addition, we cannot guarantee that we will be able to maintain or increase international market demand for our products.

Gross Profit

     Gross profit was $45.5 million in the first quarter of 1999 and $29.2 million in the first quarter of 1998, representing 87 percent of total revenue in the first quarter of 1999 and 85 percent of total revenue in the first quarter of 1998. Gross profit consists of product license, service and support and other revenue less related costs.

     Gross profit from product license revenue was $31.6 million in the first quarter of 1999 and $19.9 million in the first quarter of 1998, representing 95 percent of product license in the first quarter of 1999 and 90 percent in the first quarter of 1998. Gross profit from product license increased 63 percent from the first quarter of 1998 to the first quarter of 1999. Gross profit from product license as a percentage of product license revenue increased primarily as a result of leveraging the costs of product license revenue over a larger revenue base. The rate of increase in product license revenue was greater than the rate of increase in the related costs of product license. Gross profit from product license consists of primarily of product license revenue less the related costs. Related costs of revenue consist primarily of product media, documentation and packaging.

     Gross profit from service and support revenue was $8.9 million in the first quarter of 1999 and $4.6 million in 1998, representing 62 percent of the service and support revenue in the first quarter of 1999 and 60 percent in 1998. Gross profit from service and support revenue increased 94 percent from the first quarter of 1998 to the same period of 1999. Gross profit from service and support revenue as a percentage of service and support revenue increased primarily as a result of leveraging the costs of service and support revenue over a larger revenue base. The rate of increase in service and support revenue was greater than the rate of increase in the related costs of service and support revenue. The increase in our costs of service and support revenue in absolute dollars is attributed to our continued investment in developing new services and support offerings. The continued investment consists of costs associated with supporting a larger installed base of products, as well as costs to provide higher support levels to customers. Costs of service and support revenue consist primarily of personnel-related costs incurred in providing telephone support, consulting services, and training to customers, costs of providing software updates and costs of education and consulting materials.

Operating Expenses

     Research and Development. Research and development expenses consist primarily of personnel-related costs. Research and development expenses were $7.7 million in the first quarter of 1999 and $5.5 million in the first quarter of 1998, representing 15 percent of total revenue in the first quarter of 1999 and 16 percent in the first quarter of 1998. Research and development expenses increased 40 percent from the first quarter of 1998 to the first quarter of 1999. The increases in research and development expenses in absolute dollars primarily reflect increased staffing and associated support for engineers necessary to continue to expand and enhance our product line. Research and development expenses as a percentage of total revenue decreased primarily as a result of research and development expenses increasing at a slower rate than the rate of increase in total revenue and the merger with FullTime. We believe that research and development expenses will continue to increase in absolute dollars as we continue to invest in developing new products, applications, and product enhancements.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries and commissions for sales and marketing personnel and promotional expenses. Sales and marketing expenses were $21.0 million in the first quarter of 1999 and $15.6 million in the first quarter of 1998, representing 40 percent of total revenue in the first quarter of 1999 and 45 percent in 1998. Sales and marketing expenses increased 35 percent from the first quarter of 1998 to the first quarter of 1999. The increases in sales and marketing expenses were primarily attributable to the continued growth of our sales force and associated support personnel. Sales and marketing expenses also increased from the first quarter of 1998 to the first quarter of 1999 as a result of additional marketing and promotional activities to increase awareness of our products. The decreases in sales and marketing expenses as a percentage of total revenue were primarily attributable to our merger with FullTime, accounted for as a pooling-of-interests. Prior to the merger, FullTime's sales and marketing expenses as a percentage of total revenues were higher than Legato's. We believe that sales and marketing expenses will continue to increase in absolute dollars as we continue to expand our sales and marketing staff.

     General and Administrative. General and administrative expenses include personnel and other costs of our finance, human resources, facilities, information systems and other administrative departments. General and administrative expenses were $4.8 million in the first quarter of 1999 and $3.7 million in the first quarter of 1998, representing 9 percent of total revenue in the first quarter of 1999 and 11 percent of total revenue in the first quarter of 1998. General and administrative expenses increased 30 percent from the first quarter of 1998 to the first quarter of 1999. The increase in absolute dollars of general and administrative expenses from the first quarter of 1998 to the first quarter of 1999 was primarily attributable to increased staffing and related costs required to manage and support our expansion. The decreases in general and administrative expenses as a percentage of total revenue were attributable to leveraging general and administrative expenses over a larger revenue base and our merger with FullTime, accounted for as a pooling-of-interests. Prior to the merger, FullTime's general and administrative expenses as a percentage of total revenues were higher than Legato's. General and administrative expenses increased at a slower rate than our rate of increase for revenue. We expect that general and administrative expenses will increase in dollar amount as we continue to expand our operations.

     Amortization of Intangibles. Amortization of intangibles was $279,000 in the first quarter of 1999 and 1998. We recorded the related intangibles following an acquisition in the first quarter of 1996. We amortize these intangibles on a straight-line basis over five years.

     Interest and Other Income, Net. Interest and other income, net, was $1.4 million in the first quarter of 1999 and $1.0 million in the first quarter of 1998. Interest and other income primarily represent interest income from funds available for investment. The increase in interest income relates primarily to interest earned from increased purchases of available for sale securities.

     Provision for Income Taxes. The provision for income taxes for the first quarter of 1999 was $4.8 million, compared to $2.0 million for the first quarter of 1998. The effective tax rate was 37 percent for the first quarter of 1999 and 40 percent for the first quarter of 1998.


LIQUIDITY AND CAPITAL RESOURCES

     Our cash, cash equivalents and investments totaled $135.9 million at March 31, 1999, and represented 60 percent of total assets. Cash and cash equivalents are highly liquid investments with original maturities of ninety days or less. Investments consist mainly of short-term and long-term municipal securities. At March 31, 1999, we had no long-term debt and stockholders' equity was $174.2 million.

     We have financed our operations to date primarily by cash from operations and sales of common stock. Net cash provided by operating activities was $10.2 million in the first quarter of 1999. Net cash provided by operations in the first quarter of 1999 consisted primarily of net income of $8.2 million plus the tax benefit from exercise of stock options of $2.8 million and depreciation and amortization of $2.3 million offset by the net change in operating assets and liabilities of $1.9 million and net deferred tax assets of $1.1 million.

     Net cash used in investing activities was $5.1 million in the first quarter of 1999. Net cash used in investing activities primarily reflected net purchases of marketable securities of $0.2 million, purchases of property and equipment of $2.1 million and a partial payment of $2.5 million for the acquisition of Intelliguard which closed on April 1, 1999.

     Net cash provided by financing activities was $4.6 million in the first quarter of 1999. Net cash provided by financing activities consisted primarily of proceeds received from the issuance of our common stock.

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

LEGATO SYSTEMS, INC.




Date: November 30, 1999           /S/ Stephen C. Wise
                                  --------------------------------------------

                                  Stephen C. Wise
                                  Senior V.P. of Finance and
                                  Chief Financial Officer

                                  (Duly authorized officer and
                                  principal financial and accounting officer)

                                 EXHIBIT INDEX



Exhibit
Number         Description
-------        -----------

271.           Financial Data Schedule