Form 10-K
period 1999-12-31
LEGATO SYSTEMS INC
filed 2000-05-17
CIK 859360

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the fiscal year ended December 31, 1999

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

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

                           2350 West El Camino Real
                        Mountain View, California 94040
                   (Address of principal executive offices)

                                (650) 210-7000
             (Registrant's telephone number, including area code)

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                        Preferred Share Purchase Rights
                        Common Stock, $.0001 par value
                            (Title of each class).

                               ----------------

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 2000 was approximately $1,080,000,000. Shares of Common Stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

   The number of shares outstanding of the registrant's common stock as of March 31, 2000 was 86,774,992.


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              LEGATO SYSTEMS, INC.

                            FORM 10-K ANNUAL REPORT

                           FOR THE FISCAL YEAR ENDED
                               DECEMBER 31, 1999

                               Table of Contents

                                  PART I

 Item 1.  Business.......................................................     3

 Item 2.  Properties.....................................................    26

 Item 3.  Legal Proceedings..............................................    26

 Item 4.  Submission of Matters to a Vote of Security Holders............    26

 Item 4a. Executive Officers of the Registrant...........................    26

                                  PART II

 Item 5.  Market for Registrant's Common Stock and Related Stockholder       28
          Matters........................................................

 Item 6.  Selected Consolidated Financial Data...........................    29

 Item 7.  Management's Discussion and Analysis of Financial Condition and    30
          Results of Operations..........................................

 Item 8.  Consolidated Financial Statements and Supplementary Data.......    40

 Item 9.  Changes in and Disagreements with Accountants on Accounting and    40
          Financial Disclosure...........................................

                                 PART III

 Item 10. Directors and Executive Officers of the Registrant.............    68

 Item 11. Executive Compensation.........................................    69

 Item 12. Security Ownership of Certain Beneficial Owners and                75
          Management.....................................................

 Item 13. Certain Relationships and Related Transactions.................    76

                                  PART IV

 Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-      77
          K..............................................................

 Schedule II--Valuation and Qualifying Accounts...........................   80

 Signatures...............................................................   81

                                     PART I

ITEM 1. BUSINESS

   The discussion in this report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements on our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof. We assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those indicated in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, fluctuations in quarterly operating results, uncertainty in future operating results, litigation, product concentration, competition,technological changes, reliance on enterprise license transactions, reliance on indirect sales channels, dependence on international revenue, management of our growth and expansion, integration of recent acquisitions and other risks discussed in this item under the heading "Risk Factors" and the risks discussed in our other Securities and Exchange Commission filings.

   Legato Systems, Inc. was incorporated in Delaware in September 1988. We develop, market and support network storage management software products for heterogeneous client/server computing environments and large scale enterprises. We believe we are currently a technology leader in the network storage management software market because of the scalability, heterogeneity, performance, ease of use, central administration and data availability of our software products. Our data protection products, primarily the NetWorker family of products, and our data availability products, primarily our HA+, Octopus, Replication and Cluster products, support many storage management server platforms and accommodate a variety of clients, servers, applications, databases and storage devices. Our long term strategy is to create an integrated set of solutions centered around storage management that enhance and simplify network computing as a whole.

   In the third quarter of 1998, we acquired Software Moguls, Inc, a developer of advanced backup-retrieval products for Window NT and UNIX environments. In the second quarter of 1999, we acquired Intelliguard Software, Inc., or Intelliguard, a developer of standards-based storage management solutions for storage area networks and Qualix Group, Inc. (dba FullTime Software, Inc.), or FullTime, a developer of distributed, enterprise-wide, cross-platform, adaptive computing solutions. On July 30, 1999, we acquired Vinca Corporation, or Vinca, a developer of high availability and data protection software. These acquisitions are intended to enable us to continue to provide customers with storage management technologies to protect their data with ease and confidence. The research and development resources and product lines from these acquisitions potentially provide us with opportunities to enhance the core elements of our enterprise storage management solution.

   We utilize multiple distribution channels, including direct sales, resellers and original equipment manufacturers, or OEMs, as a part of our strategy to achieve comprehensive coverage in the market. We license our source code to leading computer system and software suppliers, including:

  . Amdahl;

  . Banyan;

  . Compaq (Digital);

  . Compaq (Tandem);

  . EMC (Data General);

  . Fujitsu-ICL;

  . Nihon-Unisys;

  . NEC;

  . Siemens Nixdorf;

  . Silicon Graphics;

  . Sony;

  . Sun Microsystems; and

  . Unisys.

   These leading computer system and software suppliers port our products to their proprietary platforms, sell the products through their direct and indirect distribution channels and provide primary support for the products after installation. These relationships enable us to reach a broad customer base, while reducing development, support and product costs. We have also established strategic partnerships with EMC Corporation, Hewlett-Packard, Network Appliance and Oracle.

The Legato Solution

   Our data protection and data availability software products have been designed to address the emerging requirements of storage management in client/server computing environments. These products employ a client/server architecture in which a server centralizes storage management services, including failover and recovery management as well as replication capabilities, for a wide variety of clients, including servers and desktop computers. We believe our products provide a cost-effective storage management solution that scales to support large networks, supports heterogeneous client/server computing environments, accomplishes storage management tasks within stringent time constraints, reduces the cost of network administration and employs an easy-to-use graphical user interface. The core elements of the our solution include:

  . Scalability;

  . Heterogeneity;

  . Performance;

  . Ease of use;

  . Central administration; and

  . Data availability.

   Scalability. Our storage management architecture, also referred to as Enterprise Storage Management Architecture, or ESMA, is designed to be scalable so that it can grow with an expanding network and accommodate a wide range of storage management needs. Our storage server family can be configured or expanded to meet the storage requirement needs of a changing and dynamic network. Our architecture is modular, so that clients, servers and storage devices can be upgraded or added without requiring redesign of the entire system. An existing server can be quickly upgraded to a more powerful server with minimal modification. Furthermore, our architecture can adapt to growing networks with its ability to easily add clients to a given storage management server. For example, a single NetWorker storage management server has been employed to manage data located on hundreds of clients ranging from desktop computers to large file servers.

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

  . Oracle;

  . SAP R/3; and

  . Sybase.

   Our family of storage management server products operates on the following platforms:

  . Compaq Tru64;

  . Linux;

  . NetWare;

  . Windows NT;

  . Windows 2000;

  . UNIX systems (AIX, Dynix/ptx, HP-UX, Irix, SGI and Solaris); and

  . UNIX systems and Windows NT and Windows 2000 offered by our OEMs.

   Server and desktop computer clients supported include:

  . DOS;

  . Macintosh;

  . Mac OS'

  . NetWare;

  . Network Appliance;

  . OS/2;

  . UNIX;

  . MPE/iX;

  . Windows;

  . Windows NT; and

  . Windows 2000.

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

   Performance. Organizations usually need to accomplish storage management functions (which tend to consume network bandwidth as large amounts of data are transferred over the network) during a network's off-peak hours. Our NetWorker storage management server can process data from many clients in parallel, allowing high volumes of network data to be managed within stringent time constraints. NetWorker is designed to take advantage of improvements in the physical environment to deliver higher performance. As networks employ higher-speed computers, faster and increased capacity storage devices and higher bandwidth networking technologies, NetWorker is designed to exploit these capabilities to move data quickly. Our data availability products, including Replication, Cluster, HA+ and Octopus, provide for real-time replication for data exchange and synchronization for local applications, data exchange among remote sites and disaster recovery without significant downtime and create collaborative clusters of server resources across platforms, networks and applications to ensure resource availability.

   Ease of Use. Our storage management solutions have been designed to be easy to use for both network administrators and end users. Our architecture permits a network administrator to perform the storage management function for the entire network either from the storage server or a client. The network administrator can access our products through a number of graphical user interfaces, including Windows, Windows NT and Windows 2000 and Motif. Network administrators can also automate their storage operations by adding robotic storage libraries, further reducing the need for human intervention. Finally, our architecture supports a simple user interface that permits end users to access or recover copies of their files without the need for intervention by the network administrator.

   Central Administration. Our Global Enterprise Management Systems, or G.E.M.S., product allows information system organizations the ability to globally manage hundreds and even thousands of NetWorker storage servers. G.E.M.S. provides services such as policy management, software distribution, universal licensing and advanced media management and can be integrated with management frameworks including CA Unicenter, HP Openview, and Tivoli TME.

   Data Availability. Our data availability products, including our HA+, Octupus, Replication and Cluster products, help to minimize the impact of failures caused by system malfunction, human error, sabotage or natural disasters. These data availability products are designed to monitor, replicate and support a variety of UNIX-based and Windows NT and Windows 2000 operating systems, hardware platforms, disk configurations, networks, applications and databases. For example, if a server goes down, or for any reason stops providing service to an application, HA+ can promptly elect another server to carry on service and allow users to continually access their data and applications.

Architecture

   The most basic function of a storage management system is data protection. The process of data protection involves making backup copies of data stored on hard disks onto low-cost, high capacity removable media such as tapes and optical disks.

   Our architecture provides reliable data protection services. Data may be managed according to the application that produces it. For example, a relational database may be frequently updated. To back up this kind of database efficiently, it is necessary to understand how the database is constructed, so that a consistent copy of the database can be made while it is undergoing change and while the database is "on-line." Our architecture can accommodate the data produced by different applications because of its Application Specific Module, or ASM, technology. Each ASM can be tailored to the specific storage management needs of a particular kind of application data, and all ASMs are implemented using a modular architecture designed to permit new ASMs to be easily integrated into our storage offerings.

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

   One of the most critical ways our architecture achieves its ability to accommodate an increasing number of clients while retaining high performance is by implementing parallel data transfers from the clients to the storage management server in the same way that adding more tellers to serve customers allows a bank to process more transactions in the same amount of time. When an additional client's data is managed, it may be scheduled for processing by the storage management server at the same time as the data from other clients. Thus, one slow client need not slow down the entire storage management process. Our architecture achieves this parallelism by writing multiple client data streams to the tape simultaneously. This allows the full bandwidth of the tape drive to be used as the data from many clients can be delivered to the tape drive in the same amount of time as the data from one client. As a result, one high-capacity tape drive can be shared effectively by more than one client on the network, and, therefore, it may not be necessary to purchase several tape drives to accomplish data protection in the required amount of time.

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

   In addition to data protection, an important function of the architecture is data availability, which provides end users access to the computing power, data and applications they need, when and where they need them, including times when data protection actually takes place. As organizations migrate or consider migrating business-critical applications to distributed computing environments, they frequently need to ensure that such applications are fully operational around the clock. In order to facilitate data availability without significant downtime, open application interfaces take place so that other applications can share data. Open application interfaces layer over existing computing environments, including data, systems, standard TCP/IP networks and applications, without requiring additional programming or changes to the existing applications. Therefore, the data protection process, as well as the implementation of system and software upgrades, can occur without the traditional downtime.

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

Products

   Our family of storage management server software--NetWorker--provides network storage management services for a wide variety of platforms. NetWorker consists of two basic components: a client module that accesses the data being managed, and a server module that performs the protection, management and control of network data. Typically, the server module is selected to run on the platform most familiar to the administrative staff in an organization; the client modules are selected according to the type of computers installed on the network. Our server software is available for NetWare, Windows NT, Windows 2000, several UNIX platforms, including Compaq (Digital), HP, IBM, Silicon Graphics, Sequent and Sun versions of UNIX. A number of applications and enhancements options are available for the storage server.

   The base NetWorker server product provides data protection services for clients and includes client software for the same platform as the NetWorker server, as well as support for a set of popular non-robotic storage devices. In multiple platform environments, client software for dissimilar platforms must be purchased. The following client packages are currently available:

  . ClientPak for UNIX, which supports a diverse set of UNIX clients, including Linux, Hewlett-Packard, Compaq (Digital), IBM and Sequent;

  . ClientPak for PC Desktops, which supports OS/2, Windows 95, Windows 98,
    Windows NT and Windows 2000;

  . ClientPak for Windows NT and Windows 2000, which supports Window NT and
    Windows 2000 workstations and Windows NT and Windows 2000 Servers;

  . ClientPak for MPE/iX, which supports HP3000 MPE/iX systems;

  . ClientPak for Network Appliance, which supports Network Appliance filers via TCP/IP ethernet connections;

  . ClientPak for NetWare, which supports NetWare; and

  . ClientPak for Macintosh, which supports MacOS.

   The base NetWorker server product for Windows NT and Windows 2000 , UNIX and NetWare is also available through the following offerings, which support a variety of NetWorker options:

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

   NetWorker for Windows NT and Windows 2000 is Microsoft BackOffice certified and licensed by the number of clients to be supported and it has the following storage management server options available:

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

   NetWorker server software has an entry end user list price from $1,150 to $22,425, while a fully configured NetWorker system can have an end user list price of over $100,000.

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

   Our data availability products, including our HA+, Octopus, Replication and Cluster products, complement the NetWorker family of products by providing users with continual real-time access to data and applications and allow systems to be backed up without the traditional downtime. Resources can be transparently relocated to continue to provide services to users while system changes are applied.

   Our Celestra products allow users the ability to move data directly from disk to disk or disk to tape without interrupting the server that owns the data. The capability of our Celestra products may be useful for companies' electronic commerce environments, where servers require accessibility 24 hours a day, 7 days a week.

   Our SmartMedia products allow customers to share tape libraries between applications, which may be useful in storage area network environments, where several servers share a single tape library.

Sales and Marketing

   Our strategy is to deploy a comprehensive sales, marketing and support infrastructure to meet the storage management needs of users of complex client/server networks worldwide. We use a multi-tier distribution model to reach end user customers, which range in size from individual corporate departments or small businesses to large multinational corporations. Network storage management software is an application that may be utilized across many industries segments.

   We provide sales and pre-sale technical support to business partners and end user customers from our Palo Alto office and from regional offices in the following metropolitan areas:

  . Atlanta;

  . Boston;

  . Chicago;

  . Dallas;

  . Denver;

  . Los Angeles;

  . New York;

  . Seattle;

  . Toronto; and

  . Washington, D.C.

   The range of distribution channels includes:

  . Direct sales;

  . Resellers; and

  . OEMs.

 Direct Sales

   We have established a dedicated sales force to penetrate large enterprise-wide opportunities. As storage requirements increase, storage management applications increase in strategic importance to major enterprises. We have recognized the need to establish even closer relationships with our largest corporate clients. Customers participating in our enterprise sales program have an assigned salesperson and an executive contact, participate in our technical exchange program and work closely with us to develop large projects for installations over a period of time. An enterprise sales representative coordinates business partner activities across the customer's enterprise and closely monitors customer satisfaction.

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

   North America Distributor Program. To further expand coverage in the marketplace, we sell our products to large regional and national distributors who sell the products to resellers with expertise in storage management and integrating network solutions for end users. We provide support to these network solutions resellers. We currently have relationships with various major distributors, including Access Graphics, Gates/Arrow, Ingram Micro and TechData.

   International Reseller and Distributor Programs. We have similar reseller and distributor programs internationally. We currently operate sales offices in the following countries to support resellers and distributors throughout various regions of the world, including, but not limited to:

  . Australia;

  . Belgium;

  . Canada;

  . China;

  . France;

  . Germany;

  . Japan;

  . Italy;

  . Netherlands;

  . Poland;

  . Singapore;

  . Sweden;

  . Switzerland; and

  . United Kingdom.

   International product sales were $65.8 million in 1999, $45.5 million in 1998 and $27.7 million in 1997, representing 29 percent of total revenue in 1999, 27% in 1998 and 23 percent in 1997. The majority of international sales during these periods were made in Europe and Asia. We believe that international markets present an attractive growth opportunity and are expanding the scope of our international operations. We have engaged, and intend to add international resellers and distributors in targeted countries and are developing joint marketing programs with certain resellers and distributors. In order to facilitate penetration in certain markets, we, along with cooperation from certain international distributors, are in the process of localizing certain products to certain targeted languages.

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

  . EMC (Data General);

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

   The source code OEMs and strategic partner programs accounted for approximately $23.3 million in 1999, $19.2 million in 1998 and $16.7 million in 1997. We are currently investing, and intend to continue to invest resources to develop this channel, which could seriously harm our operating margins if such efforts are not successful. We cannot guarantee that we will be successful in our efforts to increase the revenue represented by this channel. We are dependent upon our OEMs' ability to develop new products, applications and product enhancements on a timely and cost-effective basis that will meet changing customer needs and respond to emerging industry standards and other technological changes. We cannot guarantee that our OEMs will effectively meet these technological challenges. These OEMs are not within our control, may incorporate into their products the technologies of other companies in addition to those of ours and are not obligated to purchase products from us. We cannot guarantee that any OEM will continue to carry our products, and the inability to recruit, or the loss of, important OEMs could seriously harm our business, operating results and financial condition.

   No one customer accounted for more than 10 percent of our total revenue for 1999, 1998 and 1997.

 Corporate Marketing

   We support our multi-tiered distribution efforts with extensive marketing programs designed to establish our image in key markets, differentiate our products, and to generate end user demand. Marketing programs include channel marketing, product marketing, as well as programs specifically targeted to the North American, Asian and other intercontinental markets. We participate in industry forums and events, trade shows and advertise in key network systems publications and on the Internet. We work directly with industry analysts to update them on our products. Leads are qualified by our inside sales staff and provided to our channel partners. Additionally, resellers and distributors are provided with promotional and educational materials and can qualify for market development funding for specific promotional activities tailored for their solutions and geography.

Customer Support and Professional Services

   We employ systems engineers who work closely with our direct sales personnel to assist resellers and end users with pre-sales and post-sales support matters. In addition, we employ a centralized support organization, which provides customers with technical support and professional services including education, training and consulting.

   Customer Support. We offer product update services and help desk services. Product updates services may be purchased pre-bundled with our software products or separately after the products are registered. Customers may renew product update services annually or purchase future updates on an as-needed basis. Product update service customers receive updates, enhancements and improvements to supported software, including support for new operating systems once available. Annual fees for product update services are generally equivalent to 15 percent of the price of the products under license paid by customers.

   Generally, basic help desk service customers may receive telephone or electronic support from 8 a.m. to 5 p.m. in the customer's local time zone, Monday through Friday. Response times for open cases are based on service level objectives and the severity level that the customer sets at the time the case is opened. We also offer premium help-desk service, which includes a one year contract covering seven-day, 24-hour technical support, enhanced service level objectives, priority escalation management and a designated premium support account manager, or PSAM. The PSAM conducts monthly conference calls with the customers, maintains familiarity with their environment, and facilitates communication between the customer and us. Depending on the type of help desk service desired, the pricing ranges from $500 to $2,500 for per-incident help desk service and from $1,000 to more than $30,000 for annual support agreements. Premium help-desk service customers can purchase PSAM visits on an annual, quarterly, or monthly interval with prices from $2,000 to $20,000. For our highest level of support, we offer customers the opportunity to purchase either a six-month or one-year onsite PSAM contract, for $150,000 and $200,000, respectively.

   The customer service and support organization consists of an experienced staff of technical support engineers providing telephone and electronic support via electronic mail from our offices in Palo Alto, California and Toronto, Canada. Our sales and customer support organizations work closely together to ensure overall customer satisfaction.

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

   Education and Training. Our professional services organization offers education and training to end users and resellers. Education and training classes include covering theory, installation, operations, configuration, and planning on information protection, information availability and information management. Training classes are offered through in-house facilities at our offices in Palo Alto, as well as at off-site locations. We also provide on-site training services upon request by customers. Fees for education and training services are charged separately from our software products. Although we intend to add education and training personnel in order to meet customer needs, we cannot guarantee that these efforts will be successful. If our efforts are not successful, it could seriously harm our business, operating results and financial condition.

   Consulting. Our consultants are available to work closely with customers' information systems organizations. These consulting services generally consist of assisting customers in setting up more complex installations or tailoring our software products to achieve higher performance or a higher degree of automation. We also offer a number of consulting packages that provide customers with more specific topics, such as enterprise analysis, storage network health check, replication and tape conversion. Fees for consulting services are charged separately from our software products. While we continue to allocate resources in order to provide customers with additional value-added services, we cannot guarantee that these efforts will be successful. Although we intend to add consulting personnel in order to meet customer needs, we cannot guarantee that these efforts will be successful. If our efforts are not successful, it could seriously harm our business, operating results and financial condition.

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

   As part of our ongoing development process, we released several new versions of NetWorker during 1999, and intend to release additional versions of NetWorker. In addition, we released several new products that support the base NetWorker software, including, but not limited to:

  . Cluster 4.3--server-based software solution for high availability clustering on Windows NT, Windows 2000, Solaris, HP-UX and AIX;

  . G.E.M.S. Reporter--designed to deliver essential Legato NetWorker Server monitoring and reporting, including information about back-up times, amounts of data saved and backup success or failure for individual files and databases; and

  . NetApp ClientPak--provides a solution for backing up UNIX and NT file systems hosted on Network Appliance filers.

We cannot guarantee that these and future new products will achieve market acceptance. The lack of market acceptance for these and future new products will seriously harm our business, operating results and financial condition.

  We have research and development centers in the following locations:

  . Boulder, Colorado;

  . Burlington, Canada;

  . Dublin, California;

  . Eden Prairie, Minnesota;

  . Marlborough, Massachusetts;

  . New Dehli, India;

  . Orem, Utah;

  . Palo Alto, California; and

  . Seattle, Washington.

Total expenses for research and development were $40.1 million in 1999, $25.6 million in 1998 and $17.8 million in 1997. We anticipate that we will continue to commit substantial resources to research and development in the future. To date, our development efforts have not resulted in any capitalized software development costs.

Competition

   We operate in the enterprise storage management market, which is intensely competitive, highly fragmented and characterized by rapidly changing technology and evolving standards. Competitors vary in size and in the scope and breadth of the products and services offered. Our major competitors include:

 Novell NetWare and Windows NT and Windows 2000 platforms:

    Computer Associates (Cheyenne Software); and

    Veritas (Seagate, Palindrome and Arcada).

 Sun Solaris/SunOS platform:

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

Employees

   As of March 31, 2000, we had a total of 1,265 employees. Of the total, 453 were in sales and marketing, 400 in research and development, 183 in technical support, 169 in finance, administration and operations and 60 in consulting and education services. Our future success depends, in significant part, upon the continued service of our key technical and senior management personnel and our continuing ability to attract and retain highly qualified technical, sales and managerial personnel. Competition for such personnel is intense, and we cannot guarantee that we can retain our key technical and managerial employees or that we can attract, assimilate or retain other highly qualified technical, sales and managerial personnel in the future. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

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

  . The size and timing of orders;

  . Increased competition;

  . Market acceptance of our new products, applications and product enhancements or our competitors;

  . Changes in pricing policies or those of our competitors;

  . Our ability to develop, introduce and market new products, applications and product enhancements;

  . Ability to integrate acquired businesses;

  . Our ability to control costs;

  . Quality control of products sold;

  . Lengthy sales cycles, particularly with enterprise license transactions;

  . Delay in the recognition of revenue from enterprise license and application service provider transactions;

  . Modification in reseller relationships resulting in changes to revenue recognition policies;

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

  . Costs and expenses related to class action litigation;

  . Personnel changes; and

  . General economic factors.

 Our Future Operating Results Are Uncertain.

   Our historical results of operations are not necessarily indicative of our results for any future period. Expectations, forecasts, and projections by us or others are by nature forward-looking statements, and future results cannot be guaranteed. Forward-looking statements that were true at the time may ultimately prove to be incorrect or false. We will not update our forward-looking statements. Some investors in our securities inevitably will experience gains while others will experience losses, depending on the prices at which they purchase and sell securities. Prospective and existing investors are strongly urged to carefully consider the various cautionary statements and risks set forth in this report.

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

  . The timing of recognition of revenue from enterprise license and application service provider transactions can significantly affect revenue within a quarter;

  . Modification in reseller relationships resulting in changes to revenue recognition policies;

  . License and royalty revenue are difficult to forecast. Our royalty revenue is dependent upon product license sales by OEMs of their products that incorporate our software. Accordingly, this royalty revenue is subject to OEMs' product cycles, which are also difficult to predict. Fluctuations in licensing activity from quarter to quarter further impact royalty revenue, because initial license fees generally are non-recurring and recognized upon the signing of a license agreement; and

   Our expense levels are relatively fixed and are based, in part, on our expectations of our future revenue. Consequently, if revenue levels fall below our expectations, our net income will decrease because only a small portion of our expenses varies with our revenue.

   We believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indications of future performance. Our operating results will be below the expectations of public market analysts and investors in some future quarter or quarters. Our failure to meet such expectations would likely seriously harm the market price of our common stock.

 Litigation.

   On January 20, 2000, a shareholder securities class action complaint was filed in the U.S. District Court, Northern District of California, against Legato and certain of its directors and officers. Other similar class actions involving the same defendants and substantially similar allegations were filed soon thereafter. The complaints generally allege that, between October 21, 1999 and January 19, 2000, the defendants made false or misleading statements of material fact about our prospects and failed to follow generally accepted accounting principles; one amended complaint alleges that the wrongdoing occurred between October 21, 1999 and March 31, 2000. The complaints assert claims under the federal securities laws. The complaints seek an unspecified amount in damages. The court has determined that all of the cases are related and assigned them to one federal judge. Two plaintiffs filed motions to be appointed as lead plaintiff. On May 1, 2000, the court held a hearing and consolidated all of the pending cases; the court took under submission the lead plaintiff motions. The lead plaintiff will file a consolidated amended complaint.

   On February 1, 2000, a shareholder derivative action was filed in the U.S. District Court, Northern District of California, against certain of our officers and directors. We are named as nominal defendant. The complaint generally alleges the same conduct as the shareholder class actions filed in U.S. District Court. The complaint asserts that as a result of this conduct certain of our officers and directors breached their fiduciary duties to us and engaged in improper insider trading. The complaint seeks an unspecified amount in damages and injunctive relief on our behalf. The court determined that the derivative action is related to the class actions and has assigned it to the same federal judge.

   On April 13, 2000, a shareholder derivative action was filed in the Superior Court of California, County of Santa Clara, against certain of our officers and directors. We are named as nominal defendant. The complaint generally alleges the same conduct as the shareholder class actions filed in U.S. District Court. The complaint asserts that as a result of this conduct certain of our officers and directors breached their fiduciary duties to us and engaged in improper insider trading. The complaint seeks an unspecified amount in damages and injunctive relief on our behalf.

   The Company and the individual defendants intend to defend all of these actions vigorously. There can be no assurance that any of the complaints discussed above will be resolved without costly litigation, or in a manner that is not adverse to our financial position, results of operations or cash flows. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies.

 Our Market is Highly Competitive.

   We operate in the enterprise storage management market, which is intensely competitive, highly fragmented and characterized by rapidly changing technology and evolving standards. Competitors vary in size and in the scope and breadth of the products and services offered. Our major competitors include:

 Novell NetWare and Windows NT and Windows 2000 platforms:

    Computer Associates (Cheyenne Software); and

    Seagate (Palindrome and Arcada).

 Sun Solaris/SunOS platform:

    Computer Associates (Legent/Lachman);

    EMC2 (Epoch);

    Peripheral Devices (Delta Microsystems);

    Spectra Logic; and

    Veritas.

 AIX platform and the HP-UX platform:

    IBM; and

    Hewlett Packard.

   We expect to encounter new competitors as we enter new markets. In addition, many of our existing competitors are broadening their platform coverage. We also expect increased competition from systems and network management companies, especially those that have historically focused on the mainframe market and are broadening their focus to include the client/server computer market. In addition, since there are relatively low barriers to entry in the software market, we expect additional competition from other established and emerging companies. We also expect that competition will increase as a result of future software industry consolidations. Increased competition could harm us by causing, among other things:

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

   In addition, our public announcement of a review of 1999 transactions, delays in filing our Annual Report on Form 10-K for 1999 and in reporting operating results for the first quarter of 2000 while this review was being completed, commencement of de-listing of our common stock from the Nasdaq National Market as a result of our failure to satisfy our public reporting obligations in a timely manner and resulting customer uncertainty regarding our financial condition may adversely affect our ability to sell our products.

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

  . Rapid technological change;

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

  . Experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products; or

  . Fail to develop new products that adequately meet the requirements of the marketplace or achieve market acceptance

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

 We Rely on Enterprise License Transactions.

   In the past, we marketed our products at the department level of corporate customers. Within the last few years, we developed strategies to pursue larger enterprise license transactions with corporate customers. We may fail to successfully market our products in larger enterprise license transactions. Such failure would seriously harm our business, operating results and financial condition. Our operating results are sensitive to the timing of such orders. Such orders are difficult to manage and predict, because:

  . The sales cycle is typically lengthy, generally lasting three to six months, and varies substantially from transaction to transaction;

  . They often include muliple elements such as product licenses and service and support;

  . Recognition of revenue from enterprise license transactions may vary from transaction to transaction;

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

   Historically, we have not had a separate large enterprise or national accounts sales force and only within the last few years have we begun to develop direct sales groups focused on these larger accounts. To succeed in the national accounts market, we will be required to continue to transition our existing sales forces into enterprise level sales groups, and attract and retain qualified personnel. New personnel will require training to obtain knowledge of the attributes of our products. We may not be successful in creating the necessary sales organization or in attracting, retaining or training these individuals. To succeed in the enterprise and national accounts market will require, among other things, establishing and continuing to develop relationships and contacts with senior technology officers at these accounts. Our business, financial condition and results of operations would be seriously harmed if our sales force is not successful in these efforts.

 We Rely on Indirect Sales Channels.

   We rely significantly on our distributors, systems integrators and value added resellers, or collectively, resellers, for the marketing and distribution of our products. Our agreements with resellers are generally not exclusive and in many cases may be terminated by either party without cause. Many of our resellers carry product lines that are competitive with ours. These resellers may not give a high priority to the marketing of our products. Rather, they may give a higher priority to other products, including the products of competitors, or may not continue to carry our products. Events or occurrences of this nature could seriously harm our business, operating results and financial condition. In addition, we may not be able to retain any of our current resellers or successfully recruit new resellers. Any such changes in our distribution channels could seriously harm our business, operating results and financial condition.

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

  . May incorporate the technologies of other companies in addition to, or to the exclusion of, our technologies, and

  . Are not obligated to purchase products from us. In addition, our OEMs generally have exclusive rights to our technology on their platforms, subject to certain minimum royalty obligations.

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

  . Hire addition personnel; and

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

  . The risks related to the global economic turbulence.

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

 We Must Integrate Recent Acquisitions.

   On August 6, 1998, we acquired Software Moguls, Inc. a developer of advanced backup-retrieval products for the Windows NT and UNIX environments. On April 1, 1999, we acquired Intelliguard, a developer of standards-based storage management solutions for storage area networks. On April 19, 1999, we acquired FullTime, a developer of distributed, enterprise-wide, cross-platform, adaptive computing solutions. On July 30, 1999, we acquired Vinca, a developer in high availability and data protection software. We may make additional acquisitions in the future. Acquisitions of companies, products or technologies entail numerous risks, including:

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

 We Rely on Our Key Personnel.

   Our future performance depends on the continued service of our key technical, sales and senior management personnel. Most of our technical, sales or senior management personnel are not bound by an employment agreements. The loss of the services of one or more of our officers or other key employees could seriously harm our business, operating results and financial condition.

   Our future success also depends on our continuing ability to attract and retain highly qualified technical, sales and managerial personnel. Competition for such personnel is intense, and we may fail to retain our key technical, sales and managerial employees or attract, assimilate or retain other highly qualified technical, sales and managerial personnel in the future.

 We Rely on Our Sales Personnel

   We have recently experienced a number of voluntary resignations in our sales force and may have further attrition or disruption in the sales force following our recent announcements. Our future success depends on our continuing ability to attract and retain highly qualified sales personnel. Competition for such personnel is intense, and we may fail to retain our sales personnel or attract, assimilate or retain other highly qualified sales personnel in the future. Any further attrition or disruptions to our sales force could seriously harm our business, operating results and financial condition.

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

 Year 2000 Issues Could Affect Our Business.

   Many currently installed computer systems and software products include coding to accept only two digit entries in the date code field. These date code fields need to accept four digit entries to distinguish 21st century dates from 20th century dates. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. Some uncertainty existed in the software industry concerning the potential effects associated with such problems, although much of that uncertainty has now been allayed following the roll-over to the Year 2000.

   The risks posed by Year 2000 issues could still adversely affect our business in a number of significant ways. We believe after examining and testing our products that our internally developed technology, as well as the third-party technology incorporated into our products, is Year 2000 compliant. Moreover, to date, we have not detected any disruptions in our software applications or in the applications of our vendors arising from the roll-over to the Year 2000. Nonetheless, our products could experience unexpected Year 2000 issues that we have failed to uncover to date, which could cause our products to be impaired. We also use third party financial and other systems in our internal business operations. To our knowledge, these products have not experienced Year 2000 disruptions following the roll-over to the Year 2000. Nonetheless these systems could suffer from unexpected Year 2000 issues. Any such Year 2000 issues could materially adversely affect our business. Moreover, we may in the future be required to defend our products or services in litigation or arbitration proceedings involving our products or services related to Year 2000 compliance issues, or to negotiate resolutions of claims based on Year 2000 issues. Defending or resolving Year 2000 related disputes, regardless of the merits of such disputes, and any liability we have for Year 2000 related damages, including consequential damages, could be expensive.

 Our Trading Price is Volatile.

   The trading of our common stock is highly volatile, closing as high as $79.25 and as low as $10.625 since December 1, 1999, and the price of our common stock will fluctuate in the future. An investment in our common stock is subject to a variety of significant risks, including, but not limited to the following:

  . Quarterly fluctuations in financial results or results of other software companies;

  . Changes in our revenue growth rates or our competitors' growth rates;

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

  . Litigation;

  . General business conditions and trends in the distributed computing environment and software industry; and

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

ITEM 2. PROPERTIES

   Our principal headquarters, beginning in March 2000, is located in approximately 105,000 square feet of space in Mountain View, California. This facility is leased through December 2009. Our principal research and development facility is located in approximately 96,000 square feet of space in Palo Alto, California. This facility is leased through September 2006. Our principal sales and marketing office is located in approximately 52,500 square feet of space in Sunnyvale, California. This office is leased through February 2007. We also currently lease other domestic offices throughout the United States, as well as international offices throughout the world.

ITEM 3. LEGAL PROCEEDINGS

   On January 20, 2000, a shareholder securities class action complaint was filed in the U.S. District Court, Northern District of California, against Legato and certain of its directors and officers. Other similar class actions involving the same defendants and substantially similar allegations were filed soon thereafter. The complaints generally allege that, between October 21, 1999 and January 19, 2000, the defendants made false or misleading statements of material fact about our prospects and failed to follow generally accepted accounting principles; one amended complaint alleges that the wrongdoing occurred between October 21, 1999 and March 31, 2000. The complaints assert claims under the federal securities laws. The complaints seek an unspecified amount in damages. The court has determined that all of the cases are related and assigned them to one federal judge. Two plaintiffs filed motions to be appointed as lead plaintiff. On May 1, 2000, the court held a hearing and consolidated all of the pending cases; the court took under submission the lead plaintiff motions. The lead plaintiff will file a consolidated amended complaint.

   On February 1, 2000, a shareholder derivative action was filed in the U.S. District Court, Northern District of California, against certain of our officers and directors. We are named as nominal defendant. The complaint generally alleges the same conduct as the shareholder class actions filed in U.S. District Court. The complaint asserts that as a result of this conduct certain of our officers and directors breached their fiduciary duties to us and engaged in improper insider trading. The complaint seeks an unspecified amount in damages and injunctive relief on our behalf. The court determined that the derivative action is related to the class actions and has assigned it to the same federal judge.

   On April 13, 2000, a shareholder derivative action was filed in the Superior Court of California, County of Santa Clara, against certain of our officers and directors. We are named as nominal defendant. The complaint generally alleges the same conduct as the shareholder class actions filed in U.S. District Court. The complaint asserts that as a result of this conduct certain of our officers and directors breached their fiduciary duties to us and engaged in improper insider trading. The complaint seeks an unspecified amount in damages and injunctive relief on our behalf.

   The Company and the individual defendants intend to defend all of these actions vigorously. There can be no assurance that any of the complaints discussed above will be resolved without costly litigation, or in a manner that is not adverse to our financial position, results of operations or cash flows. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   We did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1999.

ITEM 4a. EXECUTIVE OFFICERS OF THE REGISTRANT

   Set forth below are biographical summaries of our executive officers as of April 3, 2000:

   Louis C. Cole, 56, joined Legato, as President, Chief Executive Officer and a Director in June 1989. Since April 1995, Mr. Cole has also served as Chairman of the Board. Before joining Legato, from March 1987 until

July 1988, Mr. Cole served as Executive Vice President responsible for all operating divisions of Novell, Inc., or Novell, a manufacturer of computer networking and software products. Mr. Cole serves as a director of Inference Corp., Rogue Wave Software and NetIQ, all publicly held software companies. Mr. Cole holds a B.S. in mathematics and education from Pennsylvania State University at Edinboro.

   Kent D. Smith, 51, has served as Executive Vice President of Strategic Alliances of Legato since October 1999. In April 2000, Mr. Smith also assumed responsibilities as Executive Vice President of Worldwide Sales, Support and Corporate Marketing. He served as Executive Vice President and Chief Operating Officer from May 1996 until October 1999. He served as Executive Vice President of Customer Operations from March 1995 to May 1996. Before joining Legato, from March 1994 until March 1995, Mr. Smith served as Vice President of Emerging Markets at VeriFone, Inc., or VeriFone, a transaction automation company. Prior to joining VeriFone, Mr. Smith held a range of sales and marketing positions in the United States and overseas with IBM Corporation, or IBM, a publicly held manufacturer of computers and related products, from 1974 to 1994. Mr. Smith holds a B.A. in German from California State University at Fullerton and an M.B.A. from the University of Southern California.

   Nora M. Denzel, 37, has served as Senior Vice President and General Manager of the Data Protection and Management Division since October 1999. In April 2000, Ms. Denzel also assumed responsibilities as General Manager of the Data Availability Management Division. She served as Senior Vice President of Product Operations from January 1997 to October 1999. Before joining Legato, Ms. Denzel served as the director of IBM's storage management software products and held a range of operations, engineering and marketing positions with IBM from 1984 to 1996. She serves on the boards of a private software company, Women in Technology International and the University of Santa Clara Business School. Ms. Denzel holds a B.S. in Computer Science from the State University of New York and an M.B.A. from Santa Clara University.

   Thomas L. Panozzo, 52, joined Legato in July 1999 as Senior Vice President of Worldwide Customer Support, Prior to joining Legato, Mr. Panazzo served as Vice President, Customer Support, of Candle Corporation, a systems management software company, from January 1997 to June 1999. From June 1966 to January 1997, he served in various positions at IBM, including Senior Project Executive, Manager and Regional Manager. Mr. Panozzo holds a B.S. from the Illinois Institute of Technology and a M.B.A. from Pepperdine University.

   Stephen C. Wise, 45, joined Legato Systems, Inc., in September 1996 as Senior Vice President of Finance and Administration and Chief Financial Officer. Before joining Legato, Mr. Wise served as Senior Vice President, Finance of Novell from December 1994 to September 1996. He was Vice President and Corporate Controller of Novell from January 1991 to December 1994 and was Vice President, Accounting and Planning from January 1990 to January 1991. Mr. Wise holds a B.S. in Accounting from San Jose State University and an M.B.A. from Santa Clara University.

   James Chappell, 39, joined Legato Systems, in June 1992. In April 2000, Mr. Chappell became the Vice President of Plans and Controls. From October 1999 until April 2000, he served as Vice President and General Manager of the Data Availability Division. From August 1998 to October 1999, he served as our Vice President of Business Development. From June 1992 to July 1998, Mr. Chappell held various sales and marketing management positions with Legato, including general manager, manager of strategic businesses and director of worldwide channel marketing. Prior to joining Legato, Mr. Chappell served as President of The Connectivity Lab, a data communications consulting firm, from March 1989 to March 1991. Mr. Chappell holds a B.S. in Computer Science from Cal Poly University, San Luis Obispo, California.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

   Our common stock is traded on the Nasdaq National Market under the symbol LGTO. Since April 20, 2000, an "E" has been appended to our trading symbol, indicating that we have become subject to Nasdaq delisting procedures as a result of our delay in filing our Form 10-K for fiscal 1999. The following table sets forth the high and low closing sales prices of our common stock from January 1, 1997 through December 31, 1999. Such prices represent prices between dealers, do not include retail mark-ups, mark-downs or commissions and may not represent actual transactions.

   Share prices have been adjusted to reflect the two-for-one splits of our common stock, which were effected July 5, 1996, April 17, 1998 and August 13, 1999.

                                                                    High   Low
                                                                   ------ ------
   Fiscal 1997
   -----------
   First Quarter.................................................. $ 8.22 $ 4.04
   Second Quarter................................................. $ 6.22 $ 2.75
   Third Quarter.................................................. $ 8.94 $ 4.35
   Fourth Quarter................................................. $11.66 $ 8.07

   Fiscal 1998
   -----------
   First Quarter.................................................. $14.97 $10.03
   Second Quarter................................................. $19.75 $12.88
   Third Quarter.................................................. $27.37 $17.57
   Fourth Quarter................................................. $32.97 $15.13

   Fiscal 1999
   -----------
   First Quarter.................................................. $32.75 $20.75
   Second Quarter................................................. $29.75 $15.25
   Third Quarter.................................................. $49.13 $28.31
   Fourth Quarter................................................. $79.25 $41.09

   As of April 30, 2000, there were approximately 200 holders of record of our common stock. We believe that a significant number of beneficial owners of our common stock hold shares in street name.

   We have never paid a cash dividend on our common stock and do not intend to pay cash dividends on our common stock in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

Five Year Summary

                                                  December 31,
                                   -------------------------------------------
                                     1999   1998(3)  1997(3)  1996(2)  1995(2)
                                   -------- -------- -------- -------- -------
                                    (in thousands, except per share amounts)
Revenue..........................  $228,567 $167,907 $118,499 $ 88,920 $49,066
Gross profit.....................   196,790  143,114   97,812   70,457  36,591
Income from operations...........     2,991   27,815   21,589   15,747   7,288
Net income.......................     2,704   19,869   15,066   10,814   8,628
Basic earnings per share(1)......      0.03     0.26     0.21     0.16    0.21
Shares used in basic earnings per
 share calculations..............    82,420   76,762   72,849   68,565  41,100
Diluted earnings per share(1)....      0.03     0.24     0.19     0.14    0.14
Shares used in diluted earnings
 per share
 calculations(1).................    89,351   83,074   78,886   78,215  63,246
Cash, cash equivalents and
 investments.....................   169,928  125,972   87,433   76,945  53,805
Working capital..................   152,514  119,717   87,848   71,427  41,156
Total assets.....................   422,894  207,224  141,908  111,704  69,946
Retained earnings (accumulated
 deficit)........................    46,068   43,364   23,495    9,741  (1,073)
Total stockholders' equity.......   337,745  158,529  114,737   90,813  56,229

--------
(1) See Note 2 of Notes to Consolidated Financial Statements
(2) Selected financial data for the year-ended December 31, 1996 and 1995 was derived by combining Legato's selected financial data for the year-ended December 31, 1996 and 1995 with FullTime's financial data for the fiscal year-ended June 30, 1997 and 1996, respectively.
(3) Selected financial data for the year-ended December 31, 1998 and 1997 was derived by combining Legato's selected financial data for the year-ended December 31, 1998 and 1997 with FullTime's financial data for the twelve-months ended December 31, 1998 and 1997, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The discussion in this report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those discussed. Factors that could cause or contribute to such differences include, but are not limited to, fluctuations in quarterly operating results, uncertainty in future operating results, litigation, product concentration, competition, technological changes, reliance on enterprise license transactions, reliance on indirect sales channels, dependence on international revenue, management of our growth and expansion, integration of recent acquisitions and other risks discussed in this item under the heading "Risk Factors" and the risks discussed in our other Securities and Exchange Commission filings.

Results of Operations

 Overview

   On January 19, 2000, we announced that we would be restating results for the third quarter of 1999 to reflect an adjustment concerning one contract that decreased revenue in the third quarter from $71.7 million to $65.9 million; this agreement has been subsequently terminated. On March 31, 2000, we filed a Form 12b-25 with the Securities and Exchange Commission stating that we were unable to file our Form 10-K within the prescribed period because, as a result of our regular first quarter review that included a review of past due accounts receivables, including certain fourth quarter transactions for which payment was due, we discovered additional information that related to such transactions and requested our independent auditors to evaluate such transactions in light of this additional information. On April 3, 2000, we announced that we discovered that a number of our sales representatives, acting outside their authority, had entered into side agreements affecting contracts signed with resellers in the fourth quarter. These side agreements supplemented the contractual arrangements for sales transactions with these resellers by making payment to us contingent on sale by the reseller. As a result, we delayed filing of our 10-K pending conclusion of our review of these matters. We also announced that we believed our revenue for the first quarter ended March 31, 2000 would be in the range of $54 million to $56 million, and that we expected to release complete financial results and provide additional information relating to the first quarter on April 19, 2000.

   On April 5, 2000, our Board of Directors appointed a special investigation committee of the board composed of two outside directors, Messrs. Bingham and Strohm, to investigate, with the assistance of outside counsel, the nature and extent of the side agreements and our revenue recognition practices. On April 17, 2000, we announced that although we had previously anticipated that we would file our Form 10-K by April 14, we would be delaying the filing of our Form 10-K pending completion of the evaluation of transactions throughout fiscal 1999. We also announced that, as a result of our ongoing investigation, we would delay the release of our financial results for the first quarter of fiscal 2000 until we had filed our Form 10-K. During its investigation, the committee discovered certain facts indicating that a number of our sales representatives, acting outside their authority, had entered into additional unauthorized written and oral agreements outside our standard contractual terms with certain of our resellers. These side agreements allowed the resellers to pay us only when they were paid by end users, to return product in the event that a sale to an end user was not consummated, or to pay us on extended terms. If the existence of these side agreements had been known at the time that the transactions were signed, we would not have recognized revenue on these transactions in the period in which they were initially recorded as the fees involved would not have been deemed to be fixed or determinable. Accordingly, we have revised the revenue recognition for all transactions with these resellers during fiscal 1999 to reflect the point in time when these fees were considered fixed or determinable which coincided with the receipt of payments from these resellers. The results of our review of the transactions in 1999 were such that we concluded that the problems surrounding unauthorized written and oral agreements did not extend into earlier years.

   As a result of the revisions discussed above, we will restate our revenues and results of operations for the quarters ended September 30, 1999, June 30, 1999 and March 31, 1999 and will revise our results for the quarter ended December 31, 1999 previously announced on January 19, 2000. The effect of these adjustments is a decrease in revenue of $23.0 million and a decrease in net income of $12.3 million for the year ended December 31, 1999.

   We develop, market and support network storage management software products for heterogeneous client/server computing environments and large scale enterprises. Our data protection products, primarily the NetWorker family of software products, from which we derive a substantial majority of our revenue, and our data availability products primarily our HA+, Octopus, Replication and Cluster products, support many storage management server platforms and can accommodate a variety of servers, clients, applications, databases and storage devices. We license our products through resellers and directly to end users primarily located in North America, Europe and Asia Pacific. We also license our source code to original equipment manufacturers, or OEMs, in exchange for initial licensing fees and receive ongoing royalties from the OEMs' product sales. Substantially all of the OEMs are large computer system and software suppliers located in the United States, Europe and Asia Pacific.

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

                                                               % Increase
                                  % of Total Revenue           (Decrease)
                                      for Years             ------------------
                                  Ended December 31,          1999      1998
                                 ------------------------   Compared  Compared
                                  1999     1998     1997    to 1998   to 1997
                                 ------   ------   ------   --------  --------
Revenue:
  Product license...............     60%      62%      58%      32%      51%
  Service and support...........     30       23       20       74       68
  Royalty.......................     10       11       14       22       15
  Other products................    --         4        8      (93)     (39)
                                 ------   ------   ------
    Total revenue...............    100      100      100       36       42
Cost of revenue:
  Product license...............      3        3        4        5       14
  Service and support...........     11        9        7       71       71
  Other products................    --         3        6      (93)     (39)
                                 ------   ------   ------
    Total cost of revenue.......     14       15       17       28       20
                                 ------   ------   ------
Gross profit....................     86       85       83       38       46
Operating expenses:
  Research and development......     17       15       15       56       44
  Sales and marketing...........     41       43       38       30       58
  General and administrative....      9       10       10       29       36
  Amortization of intangibles...     10        1        1    1,849      --
  Merger-related expenses.......      3      --       --       867      --
  In-process research and
   development..................      5      --       --       --       --
                                 ------   ------   ------
    Total operating expenses....     85       69       64       68       51
                                 ------   ------   ------
Income from operations..........      1       16       19      (89)      29
Interest income, net............      3        3        3       14       38
                                 ------   ------   ------
Income before provision for
 income taxes...................      4       19       22      (74)      30
Provision for income taxes......      3        8        8      (57)      27
                                 ------   ------   ------
Net income......................      1%      11%      14%     (86)%     32%
                                 ======   ======   ======

 Revenue

   Total revenue was $228.6 million in 1999, $167.9 million in 1998 and $118.5 million in 1997. Total revenue increased 36 percent from 1998 to 1999 and 42 percent from 1997 to 1998. Total revenue increased primarily as a result of the continued acceptance of our Networker family of products, increased sales of service and support contracts, as well as increased royalty revenue.

   Product License Revenue. Product license revenue was $137.4 million in 1999, $103.8 million in 1998 and $68.8 million in 1997. Product license revenue increased 32 percent from 1998 to 1999 and 51 percent from 1997 to 1998. Product license revenue increased primarily as a result of the continued market acceptance of our products. Product license revenue also increased as a result of increased product sales to large-scale enterprises. The increase in our number of sales and marketing personnel, as well as sales and marketing programs helped to increase the market acceptance of our products and product sales. Our sales and marketing personnel increased from 266 employees in 1997 to 449 employees in 1999. We recognize product revenue upon shipment if a signed contract exists, the fee is fixed or determinable, collection of resulting receivables is probable and product returns are reasonably estimable, except for sales to domestic distributors and certain value-added resellers for 1999. We recognize revenue from domestic distributors upon sale by the distributor since these distributors have unlimited rights of return and we historically have not been able to make reasonable estimates of product returns for these distributors. We also incur additional internal costs to assist our distributors in selling our products to end users. For transactions entered into 1999 with those resellers where we have determined that fees were not fixed or determinable due to circumstances involving unauthorized written and oral agreements outside our normal contractual terms, as discussed in Note 1, we recognize revenue upon receipt of cash. A total of $7.1 million has been billed to those resellers for transactions entered into in 1999 and for which products have been delivered but for which the receivable and revenue has not been recognized. For certain sales where the licensing fee is not due until the customer deploys the software, revenue is recognized when the customer reports to us that the software has been deployed. Prior growth rates of our product license revenue are not indicative of future product license revenue growth rates and may not be sustainable in the future.

   Service and Support Revenue. Service and support revenue was $67.5 million in 1999, $38.8 million in 1998 and $23.1 million in 1997. Service and support revenue increased 74 percent from 1998 to 1999 and 68 percent from 1997 to 1998. Service and support revenue increased primarily as a result of the growth in the number of registered customers electing to subscribe to support contracts and to renew software support contracts after the initial one-year term. Our increase in internal staffing for software support helped to increase new sales and renewals of our software support contracts. Our increase in internal staffing for education and consulting services resulted in increased sales of the education and consulting services we offer. Our technical support personnel increased from 80 employees in 1997 to 183 employees in 1999. Our consulting and education services personnel increased from 19 employees in 1997 to 55 employees in 1999. We collect fees for ongoing customer support and product updates in advance and recognize this support revenue ratably over the period of the contract. For education and consulting services, we recognize revenue as such services are performed. Prior growth rates of our software service and support revenue are not indicative of future software service and support revenue growth rates and may not be sustainable in the future.

   Royalty Revenue. Royalty revenue was $23.3 million in 1999, $19.2 million in 1998 and $16.7 million in 1997. Royalty revenue increased 22 percent from 1998 to 1999 and 15 percent from 1997 to 1998. The increase in royalty revenue is attributed to increased product sales by OEMs, including new OEM partners from our acquisition of Vinca in July 1999. Royalty revenues are recognized upon receipt of quarterly royalty reports from OEMs related to their product sales for the previous quarter. Prior growth rates of our royalty revenue are not indicative of future royalty revenue growth rates and may not be sustainable in the future.

   Other Product Revenue. Revenue from sales of other products was $0.5 million in 1999, $6.2 million in 1998 and $10.0 million in 1997. Other product revenue decreased 93 percent from 1998 to 1999 and 39 percent from 1997 to 1998. Other product revenue represented less than 1 percent of total revenue in 1999, 4 percent in 1998 and 8 percent in 1997. Other product revenue consists primarily of third-party ancillary hardware and software products for distributed computing systems that are resold by Qualix Direct, the telesales organization of FullTime, acquired in April 1999. The decrease in other revenue is primarily attributable to the continued focus on sales of internally developed software products rather than third party products sold through Qualix Direct.

   International product license revenue accounted for 41 percent of total revenue in 1999 and 1998 and 37 percent in 1997. International license revenue in absolute dollars increased primarily as a result of the continued market acceptance of our products overseas. An increase in the number of international sales offices and international distributors and resellers marketing our products helped increase the market acceptance of our products overseas. The majority of international sales during these periods were made in Europe and Canada. To date, we have established foreign offices in the following countries:

  . Australia;

  . Belgium;

  . Canada;

  . China;

  . France;

  . Germany;

  . Japan;

  . Italy;

  . Netherlands;

  . Poland;

  . Singapore;

  . Sweden;

  . Switzerland; and

  . United Kingdom.

   We believe that our continued growth and profitability will require further expansion of our international operations. In order to successfully expand international sales in 2000 and subsequent periods, we must continue to establish additional foreign operations, hire additional personnel for these operations and recruit additional international resellers. Expansion and management of our international operations will require significant management attention and financial resources and could seriously harm certain operating results if such efforts are not successful. To the extent that we are unable to effect these additions in a timely manner, our growth, if any, in international revenue will be limited, and our business, operating results and financial condition could be seriously harmed. In addition, we cannot guarantee that we will be able to maintain or increase international market demand for our products. Our international sales are currently denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and, therefore, potentially less competitive in those markets. In some markets, localization of our products is essential to achieve market penetration. We may incur substantial costs and experience delays in localizing our products, and we cannot guarantee that any localized product will ever generate significant revenue.

 Gross Profit

   Gross profit was $196.8 million in 1999, $143.1 million in 1998 and $97.8 million in 1997, representing 86 percent of total revenue in 1999, 85 percent in 1998 and 83 percent in 1997. Gross profit consists of product license, service and support and other product revenue less related costs.

   Gross profit from product license revenue was $131.8 million in 1999, $98.5 million in 1998 and $64.1 million in 1997, representing 96 percent of product license revenue in 1999, 95 percent in 1998 and 93 percent in 1997. Gross profit from product license revenue increased 34 percent from 1998 to 1999 and 54 percent from 1997 to 1998. Gross profit from product license revenue consists of product license revenue less the related costs. Related costs of revenue consist primarily of product media, documentation and packaging. Gross profit from product license revenue as a percentage of product license revenue increased primarily as a result leveraging the costs of sales over a higher product license revenue base.

   Gross profit from service and support revenue was $41.6 million in 1999, $23.7 million in 1998 and $14.2 million in 1997, representing 62 percent of the service and support revenue in 1999, 61 percent in 1998 and 62 percent in 1997. Gross profit from service and support revenue increased 76 percent from 1998 to 1999 and 66 percent from 1997 to 1998. The continued investment consists of additional costs associated with supporting a larger installed base of products, as well as costs to provide higher support levels to customers. Costs of service and support revenue consist primarily of personnel-related costs incurred in providing telephone support, consulting services, and training to customers, costs of providing software updates and costs of education and consulting materials.

   Gross profit from other product revenue was $0.1 million in 1999, $1.8 million in 1998 and $2.8 million in 1997, representing 29 percent of other product revenue in 1999 and 1998 and 28 percent in 1997. Gross profit from other product revenue decreased 93 percent from 1998 to 1999 and 39 percent from 1997 to 1998. Gross profit from other product revenue decreased in absolute dollars primarily as a result of FullTime's continued focus on sales of internally developed software products rather than third party products sold through Qualix Direct telesales organization prior to our acquisition in April 1999.

 Operating Expenses

   Research and Development. Research and development expenses consist primarily of personnel-related costs. Research and development expenses were $40.1 million in 1999, $25.6 million in 1998 and $17.8 million in 1997, representing 17 percent of total revenue in 1999, 15 percent in 1998 and 15 percent in 1997. Research and development expenses increased 56 percent from 1999 to 1998 and 44 percent from 1997 to 1998. The increases in research and development expenses primarily reflect increased staffing and associated support for engineers necessary to expand and enhance our product line. The number of research and development personnel increased from 160 employees in 1997 to 384 employees in 1999. Research and development expenses, in absolute dollars, increased primarily as a result of our continuing efforts to invest in developing new products, applications and product enhancements. We believe that research and development expenses will continue to increase in absolute dollars as we continue to invest in developing new products and enhancing existing products.

   Sales and Marketing. Sales and marketing expenses consist primarily of salaries and commissions for sales and marketing personnel and promotional expenses. Sales and marketing expenses were $93.8 million in 1999, $72.0 million in 1998 and $45.6 million in 1997, representing 41 percent of total revenue in 1999, 43 percent in 1998 and 38 percent in 1997. Sales and marketing expenses increased 30 percent from 1998 to 1999 and 58 percent from 1997 to 1998. The increases in sales and marketing expenses, in absolute dollars, were primarily attributable to the growth of our sales force and associated support personnel from 266 employees in 1997 to 449 employees in 1999. Sales and marketing expenses also increased from 1997 to 1999 as a result of additional marketing and promotional activities to increase awareness of our products. We believe that sales and marketing expenses will increase in absolute dollars as we continue to expand our sales and marketing staff.

   General and Administrative. General and administrative expenses include personnel and other costs of our finance, human resources, facilities, information systems and other administrative departments. General and administrative expenses were $20.5 million in 1999, $15.9 million in 1998 and $11.7 million in 1997, representing 9 percent of total revenue in 1999, 10 percent in 1998 and 10 percent in 1997. General and administrative expenses increased 29 percent from 1998 to 1999 and 36 percent from 1997 to 1998. The decrease in general and administrative expenses as a percentage of total revenue was attributable to leveraging general and administrative expenses over a larger revenue base. The increases in absolute dollars of general and administrative expenses from 1997 to 1999 were primarily attributable to increased staffing and related costs required to manage and support our expansion. General and administrative personnel increased from 83 employees in 1997 to 165 employees in 1999. We expect that general and administrative expenses will increase in dollar amount as we continue to expand our operations.

   Amortization of Intangibles. Amortization of intangibles was $21.8 million in 1999 and $1.1 million in 1998 and 1997. During 1999, we recorded additional intangibles related to the acquisitions of Intelliguard totaling $58.7 million and Vinca totaling $102.7 million (See Note 6 in the Notes to the Consolidated Financial Statements). We are amortizing these intangibles on a straight-line basis over periods ranging from seventeen months to five years from the dates of acquisition resulting in additional amortization of $20.7 million in 1999.

   Merger and Acquisition-Related Expenses. In connection with the our acquisitions of FullTime during the second quarter of 1999 and Software Moguls, Inc. during the third quarter of 1998, both accounted for as poolings-of-interests, we incurred merger-related expenses of $5.0 million and $645,000, respectively, consisting primarily of investment bankers', attorneys' and accountants' fees and costs relating to closure of duplicative facilities and severance costs. In addition, during 1999, we incurred $1.3 million in expenses, consisting primarily of investment bankers', attorneys' and accountants' fees, in connection with our proposed acquisition of Ontrack Data International, Inc. during the fourth quarter of 1999. In January 2000, we entered into a Mutual Termination Agreement with Ontrack Data International, Inc. to immediately terminate the proposed acquisition. (See Note 6 of the Notes to the Consolidated Financial Statements)

   In-process Research and Development. In connection with our acquisitions of Intelliguard during the second quarter of 1999 and Vinca during the third quarter of 1999, we incurred purchased in-process research and development costs of $3.2 million and $8.3 million, respectively, during 1999. During 1998 and 1997, we did not incur any purchased in-process research and development costs.

   The fair value of Intelliguard's and Vinca's core technologies, existing products, as well as the technology currently under development were determined by independent appraisers using the income approach, which discounts expected future cash flows to present value. The discount rates used in the present value calculations were derived from a weighted average cost of capital analysis, adjusted upward by a premium of 5% for the in-process projects from the Intelliguard acquisition and 8.5% to 26% for the in-process projects from Vinca acquisition to reflect additional risks inherent in the development life cycle. We expect that the pricing models related to these acquisitions will be considered standard within the high-technology industry. However, we do not expect to achieve a material amount of expense reductions or synergies as a result of integrating the acquired in-process technology. Therefore, the valuation assumptions do not include anticipated cost savings.

   The Intelliguard projects included in in-process research and development and the percent complete, the estimated cost to complete and the value assigned to each project follows (in thousands):

                     Estimate Percent                 Estimated Cost                  Value
   Project              Completion                     To Complete                   Assigned
   -------           ----------------                 --------------                 --------
   A                         9%                            $340                       $  780
   B                        50%                            $680                        1,660
   C                        17%                            $170                          730
                                                                                      ------
   Total purchased in-process research and development                                $3,170
                                                                                      ======

   The Vinca projects included in in-process research and development and the percent complete, the estimated cost to complete and the value assigned to each project as follows (in thousands):

                         Estimate                        Estimated
                         Percent                          Cost To                         Value
   Project              Completion                       Complete                        Assigned
   -------              ----------                       ---------                       --------
   A                        60%                           $  800                          $  700
   B                        60%                              180                             600
   C                        90%                              175                           2,200
   D                        90%                              150                           2,200
   E                        90%                              300                           1,000
   F                        30%                            1,035                             300
   G                        80%                            2,065                             800
   H                        40%                            5,471                             200
   I                        20%                            2,450                             300
                                                                                          ------
   Total purchased in-process research and
    development                                                                           $8,300
                                                                                          ======

   Depending on the project, we expect that products incorporating the acquired technology will be completed and begin to generate cash flows within six months to twenty-four months after the time of the acquisitions. However, development of these technologies remains a significant risk to Legato due to the remaining effort to achieve technical viability, rapidly changing customer markets, uncertain standards for new products and significant competitive threats from numerous companies. The nature of efforts to develop the acquired technology into commercially viable products consists principally of planning, designing, coding and testing activities necessary to determine that the product can meet market expectations, including functionality and technical requirements. Failure to achieve the expected levels of revenue and net income from these products will negatively impact the return on investment expected at the time of the acquisition and potentially result in impairment of any other assets related to the development activities.

 Interest Income, Net

   Interest income, net, was $5.4 million in 1999. Interest income, net, was $4.8 million in 1998 and $3.5 million in 1997. The increase in interest income relates primarily to interest earned from the increased cash balances.

 Provision for Income Taxes

   The provision for income taxes was $5.7 million in 1999, $12.7 million in 1998 and $10.0 million in 1997, with an effective rate of 68 percent in 1999, 39 percent in 1998 and 40 percent in 1997. The increase in the effective tax rate from 1998 to 1999 was primarily attributable to the impact of non-deductible merger and amortization expenses incurred in connection with the acquisitions of FullTime, Intelliguard and Vinca during 1999. The decrease in the effective rate from 1997 to 1998 was primarily attributable to the acquisition of Software Moguls, Inc. which was an S-corporation for income tax purposes, and, therefore, did not record a provision for or benefit from income taxes. Rather, income tax attributes of these losses were used by Software Moguls, Inc. shareholders. If the losses of Software Moguls, Inc., had been reflected in our financial statements in 1997, the effective tax rate would have been 37 percent. (See Note 9 of the Notes to the Consolidated Financial Statements).

Liquidity and Capital Resources

   Our cash, cash equivalents and investments totaled $169.9 million at December 31, 1999 and represented 40 percent of total assets. Cash and cash equivalents increased $32.0 million during 1999. Cash and cash equivalents are highly liquid investments with original maturities or remaining maturities at the date of purchase of ninety days or less. Investments consist mainly of short-term and long-term municipal, U.S. agency securities and auction rate receipts. At December 31, 1999, we had no long-term debt and stockholders' equity was $337.7 million.

   We have financed our operations to date primarily by cash from operations and sales of common stock. Net cash provided by operating activities was $51.9 million in 1999. Net cash provided from operations in 1999 consisted primarily of net income of $2.7 million plus the tax benefit from exercise of stock options of $36.4 million, depreciation and amortization of $32.9 million, write-off of purchased in-process research and development costs of $11.5 million and provisions for sales returns of $9.5 million, offset by a change in operating assets and liabilities of $12.9 million and by $28.5 million attributable to the change in deferred taxes. Net cash provided by operating activities was $42.1 million in 1998. Net cash provided from operations in 1998 consisted primarily of net income of $19.9 million plus the tax benefit from exercise of stock options of $12.8 million, depreciation and amortization of $7.2 million and the change in operating assets and liabilities of $2.0 million, offset by $8.4 million attributable to the change in deferred taxes. Net cash provided by operating activities was $15.5 million in 1997. Net cash provided from operations in 1997 consisted primarily of net income of $15.0 million plus the tax benefit from exercise of stock options of $5.0 million and depreciation and amortization of $4.5 million, offset by the change in operating assets and liabilities of $11.1 million. Accounts payables increased in 1999 primarily as a result of increased purchasing commitments to support our growth. Accounts payable and accrued liabilities increased during 1998 and 1997 because of increased purchases to support the growth in our operations. Accrued compensation and benefits increased during 1999, 1998 and 1997 primarily as a result of the continued growth in the number of employees worldwide. Accounts receivable and deferred revenue increased during 1999, 1998 and 1997, because of increasing sales of our product licenses as well as service and support contracts.

   Net cash used in investing activities was $52.6 million in 1999, $8.0 million in 1998 and $28.3 million in 1997. During 1998 and 1997, the net cash used in investing activities primarily reflected net purchases of marketable securities and property and equipment. In 1999, investing activities also consisted of net payments of $24.3 million for the purchases of Intelliguard and Vinca as well as a $5.0 million investment in a closely held private company. Purchases of property and equipment increased during 1999, 1998 and 1997 to support the growth in our operations.

   Net cash provided by financing activities was $32.7 million in 1999, $10.9 million in 1998 and $20.1 million in 1997. Net cash provided by financing activities consisted primarily of proceeds received from the issuance of our common stock. During 1999, we received $6.8 million in connection with the sale of one qualifying accounts receivable on a non-recourse basis. However, subsequent to year end, the agreement and related receivable was cancelled. As a result, the proceeds received have been presented as a financing activity rather than cash from operating activities .

   We believe our current cash balances and cash flow from operations, if any, will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.

Year 2000 Compliance

   Many currently installed computer systems and software products include coding to accept only two digit entries in the date code field. These date code fields need to accept four digit entries to distinguish 21st century dates from 20th century dates. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. Some uncertainty existed in the software industry concerning the potential effects associated with such problems, although much of that uncertainty has now been allayed following the roll-over of the Year 2000.

   The risks posed by Year 2000 issues could adversely affect our business in a number of significant ways. We believe after examining and testing our products that our internally developed technology, as well as the third-party technology incorporated into our products, is Year 2000 compliant. Moreover, to date, we have not detected any disruptions in our software applications or in the applications of our vendors arising from the roll-over to the Year 2000. Nonetheless, our products could experience unexpected Year 2000 issues that we have failed to uncover to date, which could cause our products to be impaired. We also use third party financial and other systems in our internal business operations. To our knowledge, these products have not experienced Year 2000 disruptions following the roll-over to the Year 2000. Nonetheless these systems could suffer from unexpected Year 2000 issues. Any such Year 2000 issues could materially adversely affect our business. Moreover, we may in the future be required to defend our products or services in litigation or arbitration proceedings involving our products or services related to Year 2000 compliance issues, or to negotiate resolutions of claims based on Year 2000 issues. Defending or resolving Year 2000 related disputes, regardless of the merits of such disputes, and any liability we have for Year 2000 related damages, including consequential damages, could be expensive.

Financial Risk Management

   As a global concern, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could seriously harm our financial results. Substantially all of our international sales are currently denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and therefore, reduce the demand for our products. Reduced demand for our products could seriously harm our financial results. Currently, we do not hedge against any foreign currencies and as a result, could incur unanticipated gains or losses.

   We maintain an investment portfolio of various issuers, types and maturities. Our investment portfolio consists of both fixed and variable rate financial instruments. These securities are classified as available-for-sale, and consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported in accumulated other comprehensive income
(loss), net of taxes. At any time, a sharp rise in interest rates could seriously harm the fair value of our investment portfolio. Conversely, declines in interest rates could seriously harm interest earnings of our investment portfolio. Currently, we do not hedge these interest rate exposures.

   The table below presents principal amounts and related weighted average interest rates by year of maturity for our investment portfolio.

                             2000     2001   2002 2003 2004 Thereafter  Total
                            -------  ------  ---- ---- ---- ---------- -------
   Municipal securities.... $24,476  $6,655  --   --   --      --      $31,131
     Average interest
      rate.................    4.86%   5.34% --   --   --      --         4.96%
   Auction rate receipts &
    other short-term
    investments............ $18,415     --   --   --   --      --      $18,415
     Average interest
      rate.................    4.32%    --   --   --   --      --         4.32%

Recent Pronouncements

   In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 133, or SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income (loss), depending on the type of hedging relationship that exists. We do not currently hold derivative instruments or engage in hedging activities.

   In July 1999, the FASB issued Statement of Financial Accounting Standards No. 137, or SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB No. 133. SFAS 137 deferred the effective date of SFAS 133 until the first fiscal quarter beginning after June 15, 2000.

   In December 1998, AcSEC released Statement of Position 98-9, or SOP 98-9, Modification of SOP 97-2, "Software Revenue Recognition," with Respect to Certain Transactions, effective March 15, 1999. SOP 98-9 amended SOP 97-2 to require that an entity recognize revenue for multiple element arrangements by means of the "residual method" when (1) there is a vendor-specific objective evidence, or VSOE, of the fair values of all the undelivered elements that are not accounted for by means of long-term contract accounting, (2) VSOE of fair value does not exist for one or more of the delivered elements, and (3) all revenue recognition criteria of SOP 97-2 (other than the requirement for VSOE of the fair value of each delivered element) are satisfied. These paragraphs of SOP 97-2 and SOP 98-9 were effective for transactions that were entered into in fiscal years beginning after March 15, 1999. Retroactive application is prohibited. The effect of the adoption was not material.

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, or SAB 101, Revenue Recognition in Financial Statements. SAB 101 provides guidance for revenue recognition under certain circumstances. We are currently evaluating the impact of SAB 101 on our financial statements and related disclosures. The accounting and disclosures prescribed by SAB 101 will be effective for our fiscal year ended December 31, 2000.

   In March 2000 the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 44, or FIN 44, Accounting for Certain Transactions Involving Stock Compensation an Interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination.

   FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. Management believes that the impact of FIN 44 will not have a material effect on the financial position or results of operations of the Company.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets at December 31, 1999 and 1998..................   41

Consolidated Statements of Income and Comprehensive Income for each of the
 three years in the period ended December 31, 1999.........................   42

Consolidated Statements of Stockholders' Equity for each of the three years
 in the period ended December 31, 1999.....................................   43

Consolidated Statements of Cash Flows for each of the three years in the
 period ended December 31, 1999............................................   44

Notes to the Consolidated Financial Statements.............................   45

Report of Independent Accountants..........................................   67

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.

                              LEGATO SYSTEMS, INC.

                          CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amount)

                                                               December 31,
                                                             ------------------
                                                               1999      1998
                                                             --------  --------
                          ASSETS
                          ------

Current assets:
  Cash and cash equivalents................................  $115,222  $ 83,177
  Short-term investments...................................    42,983    31,730
  Accounts receivable, net.................................    53,387    39,982
  Other current assets.....................................    10,112     6,059
  Deferred tax assets......................................    15,959     7,464
                                                             --------  --------
    Total current assets...................................   237,663   168,412
Long-term investments......................................    11,723    11,065
Property and equipment, net................................    27,090    21,119
Intangible assets, net.....................................   141,988     2,243
Deferred tax assets--long-term.............................     2,176     3,849
Other assets...............................................     2,254       536
                                                             --------  --------
      Total assets.........................................  $422,894  $207,224
                                                             ========  ========

           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------

Current liabilities:
  Accounts payable.........................................  $  5,757  $  4,577
  Accrued compensation and benefits........................    16,867    10,796
  Accrued liabilities......................................     9,240    11,443
  Short-term loan payable..................................     6,847       --
  Deferred revenue.........................................    46,438    21,879
                                                             --------  --------
    Total current liabilities..............................    85,149    48,695
Commitments and contingencies (Notes 5 and 12)
Common stock, $.0001 par value: 100,000 shares authorized
 and 85,711 and 78,696 shares issued and outstanding at De-
 cember 31, 1999 and 1998, respectively....................         8         8
Additional paid-in capital.................................   292,045   115,435
Retained earnings..........................................    46,068    43,364
Deferred stock compensation................................       --         (4)
Accumulated other comprehensive income (loss)..............       (31)       71
Notes receivable from sale of stock........................      (345)     (345)
                                                             --------  --------
    Total stockholders' equity.............................   337,745   158,529
                                                             --------  --------
      Total liabilities and stockholders' equity...........  $422,894  $207,224
                                                             ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                              LEGATO SYSTEMS, INC.

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                     (in thousands, except per share data)

                                                    Year Ended December 31,
                                                   ---------------------------
                                                     1999      1998     1997
                                                   --------  -------- --------
Revenue:
  Product license................................. $137,365  $103,828 $ 68,752
  Service and support.............................   67,473    38,774   23,085
  Royalty.........................................   23,279    19,155   16,661
  Other products..................................      450     6,150   10,001
                                                   --------  -------- --------
    Total revenue.................................  228,567   167,907  118,499
Cost of revenue:
  Product license.................................    5,589     5,304    4,672
  Service and support.............................   25,870    15,097    8,848
  Other products..................................      318     4,392    7,167
                                                   --------  -------- --------
    Total cost of revenue.........................   31,777    24,793   20,687
                                                   --------  -------- --------
Gross profit......................................  196,790   143,114   97,812
Operating expenses:
  Research and development........................   40,057    25,645   17,826
  Sales and marketing.............................   93,764    72,017   45,594
  General and administrative......................   20,484    15,874   11,686
  Amortization of intangibles.....................   21,785     1,118    1,117
  Merger and acquisition related expenses.........    6,239       645      --
  In-process research and development.............   11,470       --       --
                                                   --------  -------- --------
    Total operating expenses......................  193,799   115,299   76,223
                                                   --------  -------- --------
Income from operations............................    2,991    27,815   21,589
Interest income, net..............................    5,448     4,799    3,481
                                                   --------  -------- --------
Income before provision for income taxes..........    8,439    32,614   25,070
Provision for income taxes........................    5,735    12,745   10,004
                                                   --------  -------- --------
Net income........................................ $  2,704  $ 19,869 $ 15,066
                                                   ========  ======== ========
Other comprehensive income, net of tax:
  Unrealized gains (losses) on securities.........     (102)      165      457
                                                   --------  -------- --------
Comprehensive income.............................. $  2,602  $ 20,034 $ 15,523
                                                   ========  ======== ========
Basic earnings per share.......................... $   0.03  $   0.26 $   0.21
                                                   ========  ======== ========
Diluted earnings per share........................ $   0.03  $   0.24 $   0.19
                                                   ========  ======== ========
Shares used in basic earnings per share
 calculations.....................................   82,420    76,762   72,849
                                                   ========  ======== ========
Shares used in diluted earnings per share
 calculations.....................................   89,351    83,074   78,886
                                                   ========  ======== ========

  The accompanying notes are an integral part of these consolidated financial statements.

                              LEGATO SYSTEMS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                          Common Stock
                          --------------
                                                              Deferred  Accumulated      Notes
                                         Additional            Stock       Other      Receivable
                                          Paid-in   Retained  Compen-   Comprehsive      From
                          Shares  Amount  Capital   Earnings   sation  Income (Loss) Sale of Stock  Total
                          ------  ------ ---------- --------  -------- ------------- ------------- --------
Balances, December 31,
 1996...................  71,162   $  7   $ 81,456  $ 9,741     $(40)      $(176)        $(175)    $ 90,813
Adjustment to conform
 fiscal year of pooled
 entity--FullTime.......    (306)    (1)   (14,964)  (1,312)     --         (375)          --       (16,652)
Issuance of common stock
 in FullTime initial
 public offering........     622    --      14,950      --       --          --            --        14,950
Stock issued under
 option plans...........   2,901      2      3,464      --       --          --            --         3,466
Stock issued under em-
 ployee stock purchase
 plan...................     538    --       1,649      --       --          --            --         1,649
Tax benefit from exer-
 cise of stock options..     --     --       4,970      --       --          --            --         4,970
Deferred stock
 compensation...........     --     --         --       --        18         --            --            18
Unrealized gain on
 investments............     --     --         --       --       --          457           --           457
Net income..............     --     --         --    15,066      --          --            --        15,066
                          ------   ----   --------  -------     ----       -----         -----     --------
Balances, December 31,
 1997...................  74,917      8     91,525   23,495      (22)        (94)         (175)     114,737
Stock issued under
 option plans...........   3,345    --       8,913      --       --          --           (170)       8,743
Stock issued under em-
 ployee stock purchase
 plan...................     434    --       2,183      --       --          --            --         2,183
Tax benefit from exer-
 cise of stock options..     --     --      12,814      --       --          --            --        12,814
Deferred stock
 compensation...........     --     --         --       --        18         --            --            18
Unrealized gain on
 investments............     --     --         --       --       --          165           --           165
Net income..............     --     --         --    19,869      --          --            --        19,869
                          ------   ----   --------  -------     ----       -----         -----     --------
Balances, December 31,
 1998...................  78,696      8    115,435   43,364       (4)         71          (345)     158,529
Stock issued under
 option plans...........   3,483    --      21,296      --       --          --            --        21,296
Stock issued under em-
 ployee stock purchase
 plan...................     561    --       4,524      --       --          --            --         4,524
Stock issued for
 acquisitions...........   2,971    --     114,344      --       --          --            --       114,344
Tax benefit from exer-
 cise of stock options..     --     --      36,446      --       --          --            --        36,446
Deferred stock
 compensation...........     --     --         --       --         4         --            --             4
Unrealized loss on
 investments............     --     --         --       --       --         (102)          --          (102)
Net income..............     --     --         --     2,704      --          --            --         2,704
                          ------   ----   --------  -------     ----       -----         -----     --------
Balances, December 31,
 1999...................  85,711   $  8   $292,045  $46,068     $--        $ (31)        $(345)    $337,745
                          ======   ====   ========  =======     ====       =====         =====     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                              LEGATO SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                   Year Ended December 31,
                                                 -----------------------------
                                                   1999       1998      1997
                                                 ---------  --------  --------
Cash flows from operating activities:
 Net income....................................  $   2,704  $ 19,869  $ 15,066
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Deferred taxes (net of effect of
   acquisitions)...............................    (28,514)   (8,427)     (133)
  Depreciation and amortization................     32,930     7,190     4,529
  Write-off of in-process research and
   development.................................     11,470       --        --
  Provision for sales returns..................      9,531     7,578     2,135
  Provision for doubtful accounts..............        306       833       628
  Gain on sale of available-for-sale
   securities..................................        --        --       (528)
  Tax benefit from exercise of stock options...     36,446    12,814     4,970
  Other........................................        --        204       --
  Changes in operating assets and liabilities:
   Accounts receivable.........................    (19,116)  (18,972)  (17,476)
   Other current assets........................     (3,493)   (1,111)   (1,454)
   Accounts payable............................        502     1,289       546
   Accrued compensation and benefits...........      5,075     5,398     2,321
   Accrued liabilities.........................    (15,180)    7,916      (149)
   Deferred revenue............................     19,268     7,506     5,083
                                                 ---------  --------  --------
   Net cash provided by operating activities...     51,929    42,087    15,538

Cash flows from investing activities:
  Purchase of available-for-sale securities....   (103,886)  (64,491)  (73,648)
  Maturities of available-for-sale securities..     96,873    71,139    54,126
  Sales of available-for-sale securities.......        --        --        828
  Acquisition of property and equipment........    (14,618)  (14,514)   (9,360)
  Payment for purchase of subsidiaries, net of
   cash acquired...............................    (24,252)      --        --
  Investment in other securities...............     (5,000)      --        --
  Other........................................     (1,672)     (129)     (240)
                                                 ---------  --------  --------
   Net cash used in investing activities.......    (52,555)   (7,995)  (28,294)

Cash flows from financing activities:
  Proceeds from issuance of common stock.......     25,820    10,930    20,065
  Proceeds from short-term loan................      6,847       --        --
  Other........................................          4       --         (8)
                                                 ---------  --------  --------
   Net cash provided by financing activities ..     32,671    10,930    20,057
                                                 ---------  --------  --------
     Net increase in cash and cash
      equivalents..............................     32,045    45,022     7,301
Cash and cash equivalents at beginning of
 period........................................     83,177    38,155    30,854
                                                 ---------  --------  --------
Cash and cash equivalents at end of period.....  $ 115,222  $ 83,177  $ 38,155
                                                 =========  ========  ========

Supplemental Cash Flow Information:
Cash Transaction:
  Cash paid for income taxes...................  $   3,702  $     13  $  5,278
Non-cash transactions
  Issuance of common stock and stock options
   exchanged in purchase business
   combinations................................    114,344       --        --
  Deferred tax liability recorded in business
   combinations................................     22,740       --         41
  Unrealized gains (losses) on investments.....       (102)      165       457
  Common stock exchanged for notes receivable..        --        170       --

  The accompanying notes are an integral part of these consolidated financial statements.

                              LEGATO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Overview

   On January 19, 2000, we announced that we would be restating results for the third quarter of 1999 to reflect an adjustment concerning one contract that decreased revenue in the third quarter from $71.7 million to $65.9 million; this agreement has been subsequently terminated. On March 31, 2000, we filed a Form 12b-25 with the Securities and Exchange Commission stating that we were unable to file our Form 10-K within the prescribed period because, as a result of our regular first quarter review that included a review of past due accounts receivables, including certain fourth quarter transactions for which payment was due, we discovered additional information that related to such transactions and requested our independent auditors to evaluate such transactions in light of this additional information. On April 3, 2000, we announced that we discovered that a number of our sales representatives, acting outside their authority, had entered into side agreements affecting contracts signed with resellers in the fourth quarter. These side agreements supplemented the contractual arrangements for sales transactions with these resellers by making payment to us contingent on sale by the reseller. As a result, we delayed filing of our 10-K pending conclusion of our review of these matters. We also announced that we believed our revenue for the first quarter ended March 31, 2000 would be in the range of $54 million to $56 million, and that we expected to release complete financial results and provide additional information relating to the first quarter on April 19, 2000.

   On April 5, 2000, our Board of Directors appointed a special investigation committee of the board composed of two outside directors, Messrs. Bingham and Strohm, to investigate, with the assistance of outside counsel, the nature and extent of the side agreements and our revenue recognition practices. On April 17, 2000, we announced that although we had previously anticipated that we would file our Form 10-K by April 14, we would be delaying the filing of our Form 10-K pending completion of the evaluation of transactions throughout fiscal 1999. We also announced that, as a result of our ongoing investigation, we would delay the release of our financial results for the first quarter of fiscal 2000 until we had filed our Form 10-K. During its investigation, the committee discovered certain facts indicating that a number of our sales representatives, acting outside their authority, had entered into additional unauthorized written and oral agreements outside our standard contractual terms with certain of our resellers. These side agreements allowed the resellers to pay us only when they were paid by end users, to return product in the event that a sale to an end user was not consummated, or to pay us on extended terms. If the existence of these side agreements had been known at the time that the transactions were signed, we would not have recognized revenue on these transactions in the period in which they were initially recorded as the fees involved would not have been deemed to be fixed or determinable. Accordingly, we have revised the revenue recognition for all transactions with these resellers during fiscal 1999 to reflect the point in time when these fees were considered fixed or determinable which coincided with the receipt of payments from these resellers. The results of our review of the transactions in 1999 were such that we concluded that the problems surrounding unauthorized written and oral agreements did not extend into earlier years.

   As a result of the revisions discussed above, we will restate our revenues and results of operations for the quarters ended September 30, 1999, June 30, 1999 and March 31, 1999 and will revise our results for the quarter ended December 31, 1999 previously announced on January 19, 2000. The effect of these adjustments is a decrease in revenue of $23.0 million and a decrease in net income of $12.3 million for the twelve months ended December 31, 1999.

2. Summary of Significant Accounting Policies

 Nature of Operations

   We develop, license, market and support network storage management software products for heterogeneous client/server computing environments and large-scale enterprises. Our data protection products, primarily the NetWorker family of software products, from which we derive a substantial majority of our

                              LEGATO SYSTEMS, INC.

revenue, and data availability products, primarily HA+, Octopus, Replication and Cluster products, support many storage management server platforms and can accommodate a variety of servers, clients, applications, databases and storage devices. We license our products through resellers and directly to end users primarily located in North AMerica, Europe and Asia Pacific. We also license our source code to original equipment manufacturers, or OEMs, in exchange for initial licensing fees and receive ongoing royalties from the OEMs' product sales. Substantially all of the OEMs are large computer system and software suppliers located in the United States, Europe and Asia Pacific.

   We acquired Software Moguls, Inc. in August 1998 and FullTime in April 1999, primarily for their product offerings and research and development teams. The acquisitions were accounted for as poolings-of-interests. Accordingly, we restated the financial statements to represent the combined financial results of previously separate entities for all periods presented. (See Note 6 of Notes to Consolidated Financial Statements)

 Basis of Presentation

   The consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries and branch offices. All significant intercompany balances and transactions have been eliminated. Accounts denominated in foreign currencies have been remeasured into the functional currency, using the U. S. dollar as the functional currency. Foreign currency gains and losses from remeasurement, which have been insignificant, are included in the consolidated statements of income.

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

 Financial Instruments

   Cash equivalents are highly liquid investments with original or remaining maturities of three months or less as of the date of purchase. Cash equivalents present insignificant risk of changes in value because of interest rate changes. We maintain our cash balances at a variety of financial institutions and have not experienced any material losses relating to such instruments.

   Short-term and long-term investments in debt securities on the balance sheet are classified as available-for-sale and are carried at fair value, with the unrealized gains or losses, net of tax, reported in accumulated other comprehensive income (loss). The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, both of which are included in interest income. Realized gains and losses are recorded on the specific identification method. Realized gains or losses were not significant in 1999 and 1998. Realized gains for 1997 were $528,000.

   The amounts reported for cash equivalents, receivables and other financial instruments are considered to approximate fair values based upon comparable market information available at the respective balance sheet dates. Financial instruments that potentially subject us to concentrations of credit risks comprise principally cash, investments and trade accounts receivable. We invest our excess cash in accordance with our investment policy that has been approved by the Board of Directors and is reviewed periodically to minimize credit risk. The policy authorizes the investment of excess cash in government securities, tax exempt municipal securities, Eurodollar notes and bonds, time deposits, certificates of deposit, commercial paper rated Aa or better and other

                              LEGATO SYSTEMS, INC.

specific money market and corporate instruments of similar liquidity and credit quality (See Note 4 of Notes to Consolidated Financial Statements). Our short-term loan payable carrying amount approximates fair value as it is short-term and its interest rate is at the approximate current market rate.

   Investments in equity securities, that are not traded on public markets are accounted for under the cost method of accounting. Dividends and other distributions of earnings from the investee, if any, are included in income when declared. We periodically evaluate the carrying value of such equity investments and when a decline in the value is other than temporary, the securities are reduced to their net realizable value.

 Financing

   We entered into a factoring agreement during 1999 under which we sold one qualifying accounts receivable with a balance of $7,000,000, for which we have not recognized the related revenue, to a large financing institution on a non-recourse basis. This transfer was initially recorded as a transfer of an asset and accounted for in accordance with SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The transfer of the accounts receivable for cash are reported in our statements of cash flows as an operating activity. However, subsequent to year end, the agreement and related receivable was cancelled. As a result, the $7,000,000 has been presented as a short-term loan. The amount was net of discount for interest and fees of $153,000 and was repaid in April 2000.

 Property and Equipment

   Property and equipment are stated at cost. Depreciation for property and equipment is provided using the straight-line method over the estimated useful lives of the respective assets, which is generally three years for computer equipment, computer software and office furniture and three to ten years for furniture and fixtures. Depreciation for leasehold improvements is provided using the straight-line method over the shorter of the estimated useful lives of the respective assets or the remaining lease term, generally seven to ten years. Depreciation expense for 1999, 1998 and 1997 was $11,145,000, $6,072,000 and $3,412,000, respectively.

   Effective January 1, 1999, we adopted the provisions of Accounting Standards Executive Committee, or AcSEC, Statement of Position 98-1, or SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 requires companies to capitalize certain costs of computer software developed or obtained for internal use, provided that those costs are not research and development. The adoption of SOP 98-1 did not have a material impact on our financial statements.

 Intangible Assets

   Intangible assets include goodwill and other intangibles, recorded in connection with the acquisitions of Intelliguard Software, Inc. and Vinca Corporation, which are being amortized on a straight-line basis over periods ranging from seventeen months to five years from the date of acquisitions (See
Note 3 of Notes to Consolidate Financial Statements). Whenever events or circumstances indicate the carrying value of a long-lived asset, including property and equipment, goodwill and other intangible assets might not be recoverable, we assess the recoverability of intangible assets by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operations. The amount of impairment, if any, is recognized to the extent that the carrying value exceeds the projected discounted future operating cash flows and is recognized as a write down of the asset. To date, we have not recorded any impairment charges against the value of our intangible assets.

                              LEGATO SYSTEMS, INC.

 Revenue Recognition

   Our revenue is derived from primarily two sources, across many industries:
(i) product license revenue, derived primarily from product sales to resellers and end users, including large scale enterprises, and royalty revenue, derived primarily from initial license fees and ongoing royalties from product sales by source code OEMs; and (ii) service and support revenue, derived primarily from providing software updates, support and education and consulting services to end users. Other product revenue consists primarily of third-party ancillary hardware and software products for distributed computing systems that are resold by Qualix Direct, the telesales organization of FullTime.

   We adopted the provisions of Statement of Position 97-2, or SOP 97-2, Software Revenue Recognition, as amended by Statement of Position 98-4, Deferral of the Effective Date of Certain Provisions of SOP 97-2, effective January 1, 1998. SOP 97-2 supercedes Statement of Position 91-1, Software Revenue Recognition, and delineates the accounting for software product and maintenance revenue. Under SOP 97-2, we recognize product revenue upon shipment if a signed contract exists, the fee is fixed or determinable, collection of resulting receivables is probable and product returns are reasonably estimable, except for sales to domestic distributors and for 1999, certain value-added resellers. We have recognized revenue from domestic distributors upon sale by the distributor since these distributors have unlimited rights of return and we historically have not been able to make reasonable estimates of product returns for these distributors. We also incur additional internal costs to assist our distributors in selling our products to end users. For transactions entered into 1999 with those resellers where we have determined that fees are not fixed or determinable due to circumstances involving unauthorized written and oral agreements outside our normal contractual terms, as discussed in Note 1, we recognized revenue upon receipt of cash. For certain sales where the licensing fee is not due until the customer deploys the software, revenue is recognized when the customer reports to us that the software has been deployed. Estimated product returns are recorded upon recognition of revenue from customers having rights of return, including exchange rights for unsold products and product upgrades. Provisions for estimated warranty costs and anticipated retroactive price adjustments are recorded at the time products are shipped. In 1997, our revenue recognition policy was the same as set forth above.

   For contracts with multiple obligations (e.g. deliverable and undeliverable products, maintenance and other services), we allocate revenue to the undelivered components of the contract based on objective evidence of its fair value, which is specific to us. We recognize revenue allocated to undelivered products when the criteria for product revenue set forth above are met. We recognize revenue from maintenance fees for ongoing customer support and product updates ratably over the period of the maintenance contract. Payments for maintenance fees are generally made in advance and are non-refundable. For revenue allocated to education and consulting services, or derived from the separate sales of these services, we recognize revenue as the related services are performed. In 1997, our revenue recognition policy for education and support services was the same as set forth above.

   We recognize product revenue from royalty payments upon receipt of quarterly royalty reports from OEMs related to their product sales for the previous quarter.

   We perform ongoing credit evaluations of our customers' financial condition and do not require collateral. We maintain allowances for potential credit losses and such losses have been within our expectations.

 Research and Development Costs

   Costs incurred in the research and development of new software products are expensed as incurred until technological feasibility is established. Development costs are capitalized beginning when a products technological feasibility has been established and ending when the product is available for general release to

                              LEGATO SYSTEMS, INC.

customers. Technological feasibility is reached when the product reaches the beta stage. To date, products and enhancements have generally reached technological feasibility and have been released for sale at substantially the same time.

 Income Taxes

   Our provision for income taxes is comprised of our current tax liability and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

 Advertising and Promotional Costs

   We expense advertising and promotional costs as they are incurred. Advertising expense for 1999, 1998 and 1997 was $3,701,000, $3,104,000 and
$3,633,000, respectively.

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

   A reconciliation of the numerator and denominator of basic and diluted earnings per share is provided as follows (in thousands, except per share amounts):

                                                        1999    1998    1997
                                                       ------- ------- -------
   Numerator--Basic and diluted earnings per share,
     Net income....................................... $ 2,704 $19,869 $15,066
                                                       ======= ======= =======
   Denominator--Basic earnings per share
     Weighted average common shares outstanding.......  82,420  76,762  72,849
                                                       ------- ------- -------
     Basic earnings per share......................... $  0.03 $  0.26 $  0.21
                                                       ======= ======= =======
   Denominator--Diluted earnings per share
     Weighted average common shares outstanding.......  82,420  76,762  72,849
     Effect of dilutive securities--common stock
      options.........................................   6,931   6,312   6,037
                                                       ------- ------- -------
     Weighted average common and common equivalent
      shares..........................................  89,351  83,074  78,886
                                                       ------- ------- -------
     Diluted earnings per share....................... $  0.03 $  0.24 $  0.19
                                                       ======= ======= =======
   Options excluded from diluted earnings per share
    calculation.......................................     115     485     440
                                                       ======= ======= =======

   Certain shares of common stock issuable upon exercise of stock options were excluded from the calculation of diluted net income per share because the options' exercise price was greater than the average market price of the common shares.

                              LEGATO SYSTEMS, INC.

 Comprehensive Income (Loss)

   Our unrealized gains (losses) on investments represent the only component of comprehensive income (loss) that are excluded from net income for 1999 and prior years. Our comprehensive income (loss) has been presented in the consolidated financial statements. The tax effects allocated to the component of other comprehensive income (loss) and accumulated other comprehensive income balances are as follows:

                                                               Tax
                                               Before-Tax    Benefit  Net of Tax
                                                 Amount     (Expense)   Amount
                                              ------------- --------- ----------
                                                        (in thousands)
   1999:
   Unrealized losses on securities...........     $(164)      $  62     $(102)
                                                  -----       -----     -----
   Total other comprehensive loss............     $(164)      $  62     $(102)
                                                  =====       =====     =====
   1998:
   Unrealized gains on securities............     $ 275       $(110)    $ 165
                                                  -----       -----     -----
   Total other comprehensive income..........     $ 275       $(110)    $ 165
                                                  =====       =====     =====
   1997:
   Unrealized losses on securities...........     $ 234       $(105)    $ 129
   Realized gains on securities..............       528        (200)      328
                                                  -----       -----     -----
   Total other comprehensive income..........     $ 762       $(305)    $ 457
                                                  =====       =====     =====
                                               Accumulated
                                                  Other
                                              Comprehensive
                                              Income (Loss)
                                              -------------
   Balance, December 31, 1996................     $(176)
   Pooling adjustment........................      (375)
   Current period change.....................       457
                                                  -----
   Balance, December 31, 1997................       (94)
   Current period change.....................       165
                                                  -----
   Balance, December 31, 1998................        71
   Current period change.....................      (102)
                                                  -----
   Balance, December 31, 1999................     $ (31)
                                                  =====

 Recent Pronouncements

   In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 133, or SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. We do not currently hold derivative instruments or engage in hedging activities.

   In July 1999, the FASB issued Statement of Financial Accounting Standards No. 137, or SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB No. 133. SFAS 137 deferred the effective date of SFAS 133 until the first fiscal quarter beginning after June 15, 2000.

                              LEGATO SYSTEMS, INC.

   In December 1998, AcSEC released Statement of Position 98-9, or SOP 98-9, Modification of SOP 97-2, "Software Revenue Recognition," with Respect to Certain Transactions, effective March 15, 1999. SOP 98-9 amended SOP 97-2 to require that an entity recognize revenue for multiple element arrangements by means of the "residual method" when (1) there is vendor-specific objective evidence, or VSOE, of the fair values of all the undelivered elements that are not accounted for by means of long-term contract accounting, (2) VSOE of fair value does not exist for one or more of the delivered elements, and (3) all revenue recognition criteria of SOP 97-2 (other than the requirement for VSOE of the fair value of each delivered element) are satisfied. These paragraphs of SOP 97-2 and SOP 98-9 were effective for transactions that were entered into in fiscal years beginning after March 15, 1999. Retroactive application is prohibited. The effect of the adoption was not material.

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, or SAB 101, Revenue Recognition in Financial Statements. SAB 101 provides guidance for revenue recognition under certain circumstances. We are currently evaluating the impact of SAB 101 on our financial statements and related disclosures. The accounting and disclosures prescribed by SAB 101 will be effective for our fiscal year ended December 31, 2000.

   In March 2000 the Financial Accounting Standards Board, or FASB issued FASB Interpretation No. 44, or FIN 44, Accounting for Certain Transactions Involving Stock Compensation an Interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination.

   FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. Management believes that that the impact of FIN 44 will not have a material effect on the financial position or results of operations of the Company.

                              LEGATO SYSTEMS, INC.

3. Consolidated Balance Sheet Detail

                                                              December 31,
                                                            ------------------
                                                              1999      1998
                                                            --------  --------
                                                             (in thousands)
   Accounts receivable:
     Trade accounts receivable............................. $ 54,303  $ 41,810
     Allowance for doubtful accounts.......................     (916)   (1,828)
                                                            --------  --------
                                                            $ 53,387  $ 39,982
                                                            ========  ========
   Property and equipment:
     Computer equipment and software....................... $ 31,926  $ 20,844
     Furniture and fixtures................................    6,181     4,812
     Office equipment......................................    2,668     1,879
     Leasehold improvements and construction in process....    7,117     6,416
                                                            --------  --------
                                                              47,892    33,951
     Accumulated depreciation..............................  (20,802)  (12,832)
                                                            --------  --------
                                                            $ 27,090  $ 21,119
                                                            ========  ========
   Intangible assets:
     Goodwill (useful life of 5 years)..................... $ 87,257  $  2,283
     Patents (useful life of 5 years)......................   23,600       --
     Distribution channel (useful life of 5 years).........   21,800       --
     Purchased technology (useful life of 2-5 years).......   20,430     3,300
     Trademarks (useful life of 5 years)...................    7,300       --
     Assembled workforce (useful life of 3 years)..........    5,360       --
     Other intangible assets (useful life of 3-5 years)....    1,390       --
                                                            --------  --------
                                                             167,137     5,583
   Accumulated amortization................................  (25,149)   (3,340)
                                                            --------  --------
                                                            $141,988  $  2,243
                                                            ========  ========

4. Investments

   The following table summarizes the fair value and unrealized gains and losses of debt securities at December 31, 1999 and 1998. All debt securities have been classified as available-for-sale:

                                                 Gross      Gross    Estimated
                                               Unrealized Unrealized   Fair
                                        Cost     Gains      Losses     Value
                                       ------- ---------- ---------- ---------
                                                   (in thousands)
   December 31, 1999:
     Municipal securities............. $31,342   $ --        $(34)    $31,308
     Auction rate receipts and other
      short-term investments..........  18,436     --         (38)     18,398
                                       -------   -----       ----     -------
                                       $49,778   $ --        $(72)    $49,706
                                       =======   =====       ====     =======
   December 31, 1998:
     Municipal securities............. $31,987   $ 116       $ (8)    $32,095
     Auction rate receipts and other
      short-term investments..........  10,690      10        --       10,700
                                       -------   -----       ----     -------
                                       $42,677   $ 126       $ (8)    $42,795
                                       =======   =====       ====     =======

                              LEGATO SYSTEMS, INC.

   The amortized cost and estimated fair value of investments in debt securities at December 31, 1999 and 1998, by contractual maturity, are as follows:

                                                                       Estimated
                                                                         Fair
                                                                Cost     Value
                                                               ------- ---------
                                                                (in thousands)
   December 31, 1999:
     Due in 1 year or less.................................... $43,035  $42,983
     Due in 1-2 years.........................................   6,743    6,723
                                                               -------  -------
     Total investment in debt securities...................... $49,778  $49,706
                                                               =======  =======
   December 31, 1998:
     Due in 1 year or less.................................... $31,659  $31,730
     Due in 1-5 years.........................................  10,618   10,665
     Due in more than 5 years.................................     400      400
                                                               -------  -------
     Total investment in debt securities...................... $42,677  $42,795
                                                               =======  =======

   Also included in long-term investments at December 31, 1999, is an amount of $5 million representing an investment in the preferred stock of a private company. This is recorded at cost and was purchased in November 1999.

5. Commitments and Contingencies

   We lease our operating facilities under non-cancelable operating leases that expire at various dates through February 2007. Minimum lease commitments at December 31, 1999 were as follows (in thousands):

   2000................................................................ $11,768
   2001................................................................  11,331
   2002................................................................  11,122
   2003................................................................  11,115
   2004 and thereafter.................................................  43,523
                                                                        -------
   Total minimum lease commitments..................................... $88,859
                                                                        =======

   Rent expense for 1999, 1998 and 1997 was $8,535,000, $5,650,000 and
$3,519,000, respectively.

   We are engaged in certain legal and administrative proceedings incidental to our normal business activities. While it is not possible to determine the ultimate outcome of these actions at this time, we believe that any liabilities resulting from such proceedings, or claims which are pending or known to be threatened, will not have a material adverse effect on our financial position or results of operations. (See Note 12 to the Notes to Consolidated Financial Statements).

6. Acquisitions

   For acquisitions accounted for under the pooling-of-interests method, we restated the accompanying financial statements and financial data to represent the combined financial results of the previously separate entities for all periods presented. No significant adjustments were required to conform the accounting policies of the acquired companies. For acquisitions accounted for under the purchase method, our consolidated results of operations include the operating results of the acquired companies from their acquisition dates. Acquired

                              LEGATO SYSTEMS, INC.

assets and liabilities were recorded at their estimated fair values at the dates of acquisition, and the aggregate purchase price plus costs directly attributable to the completion of acquisitions have been allocated to the assets and liabilities acquired.

   Qualix Group, Inc. On April 19, 1999, we completed the merger with Qualix Group, Inc. (dba FullTime Software, Inc.), or FullTime, a developer of distributed, enterprise-wide, cross-platform, adaptive computing solutions that enable customers to proactively manage application service level availability. We issued 3,442,000 shares of our common stock in exchange for all the common stock and options of FullTime. We accounted for the acquisition as a pooling of interests.

   Software Moguls, Inc. In August 1998, we issued 498,998 shares of common stock in exchange for all the outstanding shares of Software Moguls, Inc., a developer of advanced backup-retrieval products for the Windows NT and UNIX environments. We accounted for the acquisition as a pooling of interests.

   The table below presents the separate results of operations for Software Moguls and FullTime for the periods prior to the combination. Our results of operations include Software Moguls and FullTime since the date the mergers were completed:

                                                  Year Ended December 31,
                                                 ----------------------------
                                                   1999      1998      1997
                                                 --------  --------  --------
                                                       (in thousands)
   Revenue:
     Legato Systems, Inc........................ $223,477  $142,233  $ 81,834
     FullTime...................................    5,090    24,729    34,614
     Software Moguls............................      --        945     2,051
                                                 --------  --------  --------
       Total.................................... $228,567  $167,907  $118,499
                                                 ========  ========  ========
   Net income (loss):
     Legato Systems, Inc........................ $  5,334  $ 28,111  $ 15,739
     FullTime...................................   (4,012)  (11,643)    1,376
     Software Moguls............................      --       (403)   (1,646)
                                                 --------  --------  --------
       Total....................................    1,322    16,065    15,469
       Adjustment to reflect elimination of
        valuation allowance.....................    1,382     3,804      (403)
                                                 --------  --------  --------
       Net income............................... $  2,704  $ 19,869  $ 15,066
                                                 ========  ========  ========

   Intelliguard Software, Inc. On April 1, 1999, we completed the acquisition of Intelliguard Software, Inc. and O.R.P., Inc., developers of standards-based storage management solutions for storage area networks, collectively referred to as Intelliguard. We (i) issued 1,440,000 shares of our common stock with a fair market value of $42.5 million, calculated based on the average of the share price three days prior to the announcement of the acquisition on January 28, 1999 and three days after this date, and (ii) provided cash consideration of $9.0 million for all of the outstanding stock of Intelliguard and incurred transaction costs consisting primarily of professional fees of $3.9 million, resulting in a total purchase price of $55.4 million. The results of operations of Intelliguard have been included with our results of operations since April 1, 1999, the date of acquisition.

   Vinca Corporation. On July 30, 1999, we completed the acquisition of Vinca Corporation, or Vinca, a developer of high availability and data protection software. We (i) issued approximately 1,531,000 shares of our common stock with an estimated value of $54.3 million, calculated based on the average of the share price

                              LEGATO SYSTEMS, INC.

for the ten days preceding three days prior to the closing date, the date the number of shares was fixed, and (ii) exchanged options to purchase approximately 590,000 shares of our common stock with a estimated value of $17.6 million and provided cash consideration of $18.8 million for all of the outstanding stock and options of Vinca. The fair market value of the exchanged options to purchase 590,000 shares of our common stock was calculated using the Black-scholes option-pricing model with the following assumptions: 1) expected volatility of 80.59%, 2) weighted-average risk-free interest rate of 5.68%, 3) expected term of approximately five years and 4) no expected dividends. In connection with the acquisition, we incurred transaction costs consisting primarily of professional fees of $1.0 million, resulting in a total purchase price of $91.7 million. The results of operations of Vinca have been included with our results of operations since July 30, 1999, the date of acquisition.

   The acquisitions were accounted for as a purchase business combinations, which means that the purchase price was allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of acquisition.

   The fair value of the assets of Intelliguard, which was determined through established valuation techniques used in the software industry, and a summary of the consideration exchanged for these assets follows (in thousands):

   Total purchase price.............................................. $55,355
                                                                      =======
   Assets acquired:
     Tangible assets, primarily cash, accounts receivable and
      property and equipment.........................................   1,919
     Purchased software products.....................................  11,930
     Purchased in-process research and development...................   3,170
     Assembled workforce.............................................     860
     Non-compete agreements..........................................     690
     Goodwill........................................................  45,215
     Liabilities assumed.............................................  (8,429)
                                                                      -------
                                                                      $55,355
                                                                      =======

   The Intelliguard projects included in in-process research and development and the percent complete, the estimated cost to complete and the value assigned to each project are as follows (in thousands):

                       Estimate of Percent  Estimated Cost To         Value
         Project           Completion           Complete            Assigned
         -------       -------------------  -----------------       --------
            A                   9%                $340               $  780
            B                  50%                $680                 1,660
            C                  17%                $170                   730
                                                                     -------
       Total purchased in-process research and development           $3,170
                                                                     ======

                              LEGATO SYSTEMS, INC.

   The fair value of the assets of Vinca which was determined through established valuation techniques used in the software industry, and a summary of the consideration exchanged for these assets follows (in thousands):

   Total purchase price............................................. $ 91,705
   Deferred taxes...................................................   22,740
                                                                     --------
                                                                     $114,445
                                                                     ========
   Assets acquired:
     Tangible assets, primarily cash, accounts receivable and
      property and equipment........................................ $ 10,858
     Patents and core technology....................................   23,600
     Distribution channel...........................................   22,500
     Completed products.............................................    5,200
     Purchased in-process research and development..................    8,300
     Assembled workforce............................................    4,500
     Trademarks.....................................................    7,300
     Goodwill.......................................................   39,621
     Liabilities assumed............................................   (7,434)
                                                                     --------
                                                                     $114,445
                                                                     ========

   The Vinca projects included in in-process research and development and the percent complete, the estimated cost to complete and the value assigned to each project are as follows (in thousands):

                       Estimate of Percent  Estimated Cost To
         Project           Completion           Complete         Value Assigned
         -------       -------------------  -----------------    --------------
            A                  60%                $ 800              $  700
            B                  60%                  180                 600
            C                  90%                  175                2,200
            D                  90%                  150                2,200
            E                  90%                  300                1,000
            F                  30%                1,035                 300
            G                  80%                2,065                 800
            H                  40%                5,471                 200
            I                  20%                2,450                 300
                                                                     ------
       Total purchased in-process research and development           $ 8,300
                                                                     =======

   The amounts allocated to the purchased in-process technology were determined based on appraisals completed by independent third parties using established valuation techniques and was expensed upon acquisition, because technological feasibility had not been established and no future alternative uses existed. The value of these projects was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from the sale of the products resulting from the completion of the projects reduced by the portion of the revenue attributable to core technology, and discounting the net cash flows back to their present value. Amounts allocated to intangible assets and goodwill resulting from the above acquisitions are amortized over periods ranging from seventeen months to five years from the date of acquisition.

   Summarized below are our unaudited pro forma results of operations as though Intelliguard and Vinca had been acquired at the beginning of the periods presented. Adjustments have been made for estimated increases in

                              LEGATO SYSTEMS, INC.

amortization for purchased software products, assembled work force and non-compete agreements and related income tax effects. (in thousands, except per share amounts):

                                                              December 31,
                                                            ------------------
                                                              1999      1998
                                                            --------  --------
   Revenue................................................. $237,766  $196,410
                                                            ========  ========
   Net loss................................................ $ (3,604) $ (9,376)
                                                            ========  ========
   Basic and diluted loss per share........................ $  (0.04) $  (0.12)
                                                            ========  ========

   The above amounts are based upon certain assumptions and estimates which we believe are reasonable and do not reflect any benefit from economies of scale which might be achieved from combined operations. The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisitions taken place at the beginning of the periods presented or of future results of operations of the combined companies. The charges for in-process research and development and merger-related expenses have not been included in the unaudited pro forma results because it is nonrecurring and directly related to the acquisition.

   Merger and acquisition-related expenses. In connection with the merger with FullTime, we incurred merger related expenses of $4,968,000, consisting primarily of charges for transaction fees, involuntary termination benefits, non-cancellable obligations and write-offs of leasehold improvements for sales and administrative offices that were duplicative and vacated. On November 18, 1999, we signed a definitive agreement to acquire Ontrack Data International, Inc. (Ontrack), a provider of data recovery software and service solutions. On January 24, 2000, we entered into a Mutual Termination Agreement with Ontrack Data International, Inc. to immediately terminate the proposed acquisition. In connection with the proposed and terminated acquisition, we incurred expenses of $1,271,000 consisting primarily of attorneys', bankers' and accountants' fees.

  A summary of these expenses follows:

                                                       FullTime Ontrack Total
                                                       -------- ------- ------
   Professional fees..................................  $1,782  $1,133  $2,915
   Printing and filing fees...........................     318     138     456
   Involuntary termination costs......................     757     --      757
   Write-off of leasehold improvements for vacated
    facilities........................................   1,419     --    1,419
   Non-cancellable obligations........................     692     --      692
                                                        ------  ------  ------
     Total............................................  $4,968  $1,271  $6,239
                                                        ======  ======  ======

     At December 31, 1999, substantially all charges from the merger with FullTime had been paid.

7. Stockholders' Equity

 Stock Splits

   We effected two-for-one splits of our common stock (in the form of stock dividends) on July 5, 1996, April 17, 1998 and August 13, 1999. These stock splits have been retroactively reflected in our consolidated financial statements.

 Preferred Stock

   We are authorized to issue 5,000,000 shares of preferred stock, none of which is issued or outstanding. The Board of Directors has the authority to issue the preferred stock in one or more series and to fix rights,

                              LEGATO SYSTEMS, INC.

preferences, privileges and restrictions, and the number of shares constituting any series and the designation of such series, without any further vote or action by the stockholders.

 Stockholder Rights Plan

   In May 1997, we adopted a stockholder rights plan, or the Rights Plan, in which preferred stock rights were distributed as a rights dividend at a rate of one right for each share of common stock held as of the close of business on June 23, 1997. The Rights Plan is designed to deter coercive or unfair takeover tactics and to prevent an acquirer from gaining control of us without offering a fair price in the event we are confronted in the future with coercive or unfair takeover tactics. The rights expire May 23, 2007.

 Stock Option/Stock Issuance Plan

   Under our 1995 Stock Option/Stock Issuance Plan, or the 1995 Plan, approximately 17,051,000 shares of common stock have been authorized for issuance. The share reserve automatically increases on the first trading day in each calendar year by the number of shares equal to three percent of the total number of shares of our common stock outstanding on December 31 of the immediately preceding calendar year. Options to purchase shares may be granted and shares may be issued directly under the 1995 Plan. Options must have an exercise price not less than 100% and 85% of fair market value of the common stock on the date of grant for incentive stock options and non-statutory stock options, respectively. The purchase price for shares issued directly may not be less than 85% of fair market value on the date of grant. Options generally vest over four years and terminate ten years after their original grant dates.

   The 1995 Plan is divided into three separate components: (i) the Discretionary Option Grant Program, under which employees, non-employee Board members who are not serving on our Compensation Committee and consultants may, at the discretion of the Compensation Committee, be granted options to purchase shares of common stock, (ii) the Stock Issuance Program, under which such persons may, at the Compensation Committee's discretion, be issued shares of common stock directly, through the purchase of such shares or in consideration of the past performance of services, and (iii) the Automatic Option Grant Program, under which option grants will automatically be made at periodic intervals to eligible non-employee Board members to purchase shares of common stock at an exercise price equal to 100 percent of their fair market value on the grant date. Each individual who first becomes a non-employee Board member will receive a 96,000 share option grant on the date such individual joins the Board, provided such individual has not been previously employed by us. In addition, at each Annual Stockholders Meeting, each individual who has served as a non-employee Board member for at least six months prior to such Annual Meeting and who is to continue to serve as a non-employee Board member after the meeting will receive an additional option grant to purchase 24,000 shares of common stock, whether or not such individual has been in our prior employ.

   Options granted under the 1995 plan generally become exercisable over a four year period, whereby 25 percent of the shares become exercisable one year after the grant date and ratably thereafter over 36 months. Options granted prior to July 5, 1995 contain provisions allowing for early exercise of unvested options. Shares issued upon such early exercise are subject to vesting and repurchase rights by Legato. At December 31, 1999, 1998 and 1997, none of the shares outstanding was subject to repurchase by us. Upon exercise, approximately 13,000, 373,000 and 1,989,000 option shares under grant are subject to repurchase by us at December 31, 1999, 1998 and 1997, respectively.

                             LEGATO SYSTEMS, INC.

   The following is a summary of option activity:

                                                     Weighted
                                      Number of    Average Price Options Price
                                        Shares       Per Share     Per Share
                                    -------------- ------------- -------------
                                    (in thousands)
   Outstanding at December 31,
    1996..........................      10,644        $ 1.92     $ 0.03-$11.13
     Options granted and assumed..       5,221        $ 6.72     $ 3.04-$11.66
     Options exercised............      (2,901)       $ 0.82     $ 0.03-$ 6.00
     Options canceled.............      (1,881)       $ 5.32     $ 0.19-$11.66
                                       -------
   Outstanding at December 31,
    1997..........................      11,083        $ 3.87     $ 0.03-$11.66
     Options granted and assumed..       4,039        $12.86     $10.28-$28.57
     Options exercised............      (3,345)       $ 2.55     $ 0.03-$10.25
     Options canceled.............      (1,058)       $ 5.88     $ 0.44-$26.22
                                       -------
   Outstanding at December 31,
    1998..........................      10,719        $ 7.49     $ 0.03-$28.57
     Options granted and assumed..       6,422        $27.41     $13.03-$77.00
     Options exercised............      (3,483)       $ 6.01     $ 0.03-$35.45
     Options canceled.............      (1,544)       $15.58     $ 0.03-$68.81
                                       -------
   Outstanding at December 31,
    1999..........................      12,114        $16.98     $ 0.03-$77.00
                                       =======

   At December 31, 1999, 1998 and 1997, approximately 6,613,000, 4,702,000 and
1,504,000 shares of common stock remained available for grant under our stock option plans. At December 31, 1999, 1998 and 1997, approximately 4,143,000, 3,947,000 and 3,484,000 options were exercisable at weighted average exercise prices per share of $6.49, $3.42 and $1.43, respectively.

   The options outstanding and currently exercisable by exercise price at December 31, 1999 are as follows:

                       Options Outstanding              Options Exercisable
                -------------------------------------  -----------------------
                               Weighted
                                Average
                               Exercise     Weighted                 Weighted
                               Remaining    Average                  Average
  Exercise        Number      Contractual   Exercise     Number      Exercise
   Prices       Outstanding      Life        Price     Exercisable    Price
  --------      -----------   -----------   --------   -----------   --------
                        (in thousands, except per share amounts)
$ 0.03-$ 0.44        281         4.05        $ 0.32         281       $ 0.32
$ 0.71-$ 2.38      1,131         5.23        $ 1.30       1,130       $ 1.30
$ 2.96-$ 4.69        575         6.48        $ 3.51         501       $ 3.45
$ 4.77-$ 8.22      1,521         7.06        $ 6.27         741       $ 6.04
$ 8.31-$13.03      2,332         7.92        $11.01       1,180       $11.10
$13.63-$22.00      3,946         9.09        $19.47         225       $16.88
$22.22-$39.99      1,742         9.36        $31.91          85       $26.33
$41.69-$54.34        320         9.76        $48.17         --        $  --
$67.50-$77.00        266         9.92        $71.73         --        $  --
                  ------                                  -----
                  12,114                                  4,143
                  ======                                  =====

   We have elected to continue to follow the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, for financial reporting purposes and have adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, or SFAS 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for the options granted under the

                              LEGATO SYSTEMS, INC.

1995 Plan. The fair value of our stock options was estimated using a Black-Scholes option pricing model. The fair value of each option grant is estimated on the date of grant using a type of Black-Scholes option pricing model using the multiple options approach with the following assumptions used for grants:

                                                          1999    1998    1997
                                                         ------  ------  ------
   Expected volatility..................................  0.794   0.848   0.724
   Weighted-average risk-free interest rate.............   4.81%   5.22%   6.14%
   Expected life (from vesting date).................... 1 year  1 year  1 year
   Expected dividends...................................    --      --      --

   Based on the above assumptions, the aggregate fair value and weighted average fair value per share of options granted in 1999, 1998 and 1997 were $93,397,000, $30,464,000 and $18,475,000, and $15.14, $7.32 and $3.48,
respectively.

 Employee Stock Purchase Plan

   We maintain an Employee Stock Purchase Plan, or the Purchase Plan, under which 5,200,000 shares of common stock are reserved for issuance. The Purchase Plan is administered over offering periods of 24 months each, with each offering period divided into four consecutive six-month purchase periods beginning August 1 and February 1 of each year. Eligible employees may designate not more than 10 percent of their cash compensation to be deducted each pay period for the purchase of common stock under the Purchase Plan, and participants may not purchase more than 4,000 shares of stock in any one six-month purchase period. On the last business day of each purchase period, shares of common stock are purchased with the employee's payroll deductions accumulated during the six months, generally at a price per share of 85 percent of the market price of the common stock on the employee's entry date into the applicable offering period or the last day of the applicable purchase period, whichever is lower. For 1999, 1998 and 1997, 561,000, 434,000 and 538,000 shares were issued under the plan at weighted average purchase price of $8.05, $7.45 and $7.46, respectively. At December 31, 1999, 3,297,000 shares were reserved for future issuance under the plan.

   Under SFAS 123, the fair value of employee's purchase rights under the Employee Stock Purchase Plan was estimated using the multiple options approach with the following assumptions:

                                                     1999      1998      1997
                                                   --------  --------  --------
   Expected volatility............................    0.794     0.848     0.724
   Weighted-average risk-free interest rate.......     4.75%     5.23%     5.88%
   Expected life.................................. 6 months  6 months  6 months
   Expected dividends.............................      --        --        --

   Based on the above assumptions, the aggregate fair value and weighted average fair value per share of those purchase rights granted in 1999, 1998 and 1997 was $11,860,000, $2,099,000 and $2,557,000, and $14.00, $3.75 and $3.65,
respectively.

                              LEGATO SYSTEMS, INC.

 Pro Forma Stock Compensation Cost

   For pro forma purposes, had compensation cost for the 1995 Plan and the Purchase Plan been determined based on the fair value at the grant date for awards from 1995 through 1999 consistent with the provisions of SFAS No. 123, our net income (loss), basic and diluted earnings (loss) per share for 1999, 1998 and 1997 would have been as follows:

                                                        1999     1998    1997
                                                       -------  ------- -------
                                                        (in thousands, except
                                                           per share data)
   Net income--as reported............................ $ 2,704  $19,869 $15,066
                                                       =======  ======= =======
   Net income (loss)--pro forma....................... $(9,752) $ 8,382 $10,751
                                                       =======  ======= =======
   Basic earnings per share--as reported.............. $  0.03  $  0.26 $  0.21
                                                       =======  ======= =======
   Basic earnings (loss) per share--pro forma......... $ (0.12) $  0.11 $  0.15
                                                       =======  ======= =======
   Diluted earnings per share--as reported............ $  0.03  $  0.24 $  0.19
                                                       =======  ======= =======
   Diluted earnings (loss) per share--pro forma....... $ (0.12) $  0.10 $  0.14
                                                       =======  ======= =======

   As the provisions of SFAS 123 are only applied to stock options granted after January 1, 1995 in the above pro forma amounts, the impact of pro forma stock compensation cost will likely continue to increase as the vesting period for our options and the period over which the stock compensation is charged to expense is generally four years.

8. Employee Benefit Plans

 Profit Sharing Plan

   We have a 401(k) Profit Sharing Plan (the Plan) covering all of our employees. Under the Plan, participating employees may elect to contribute up to 15 percent of their eligible compensation, subject to certain limitations. We may make contributions to the Plan at the discretion of the Board of Directors. We contributed $1,121,000, $662,000 and $260,000 to the Plan in 1999, 1998 and 1997, respectively.

9. Income Taxes

   The provision for income taxes consists of the following:

                                                       1999     1998     1997
                                                     --------  -------  -------
                                                          (in thousands)
   Current:
     Federal........................................ $ 15,881  $16,026  $ 7,696
     State..........................................    2,389    4,111    2,041
     Foreign........................................    1,642    1,035      400
                                                     --------  -------  -------
                                                       19,912   21,172   10,137
   Deferred:
     Federal........................................  (11,474)  (7,649)     154
     State..........................................   (2,389)    (464)      27
     Foreign........................................     (314)    (314)    (314)
                                                     --------  -------  -------
                                                      (14,177)  (8,427)    (133)
                                                     --------  -------  -------
                                                     $  5,735  $12,745  $10,004
                                                     ========  =======  =======

                              LEGATO SYSTEMS, INC.

   In 1999, income before provision for income taxes consisted of $5,918,000 of income from U.S. operations and $2,521,000 of income from foreign operations. In 1998, income before provision for income taxes consisted of $31,220,000 of income from U.S. operations and $1,394,000 of income from foreign operations. In 1997, income before provision for income taxes consisted of $24,864,000 of income from U.S. operations and $206,000 of income from foreign operations. The tax benefit associated with dispositions from employee stock plans for 1999, 1998 and 1997 was $36,446,000, $12,814,000 and $4,970,000, respectively. Such benefit was recorded to additional paid-in capital and a reduction to taxes payable or an increase to deferred tax assets.

   Our effective tax rate differs from the statutory federal income tax rate as follows:

                                                              1999   1998  1997
                                                              -----  ----  ----
   Statutory federal income tax rate.........................  35.0% 35.0% 35.0%
   State income taxes, net of federal benefit................  (8.0)  6.8   5.2
   Tax exempt interest income................................  (6.6) (1.8) (2.7)
   Research and experimental credit.......................... (21.6) (1.1) (1.5)
   Software Moguls, Inc. losses not benefited................   --    0.1   2.4
   Non-deductible merger costs...............................   8.8   --    --
   In-process research and development.......................  54.4   --    --
   Other.....................................................   6.0   0.1   1.6
                                                              -----  ----  ----
     Effective tax rate......................................  68.0% 39.1% 40.0%
                                                              =====  ====  ====

   As a result of our acquisition of Software Moguls, Inc. in August 1998, accounted for as a pooling-of-interests, additional tax provisions were not required since Software Moguls, Inc. was a non-taxable S-corporation prior to the acquisition. On a pro forma basis, the tax impact of the acquisition would have increased our 1997 net income by approximately $609,000 as a result of a net loss of $1.6 million for Software Moguls, Inc., assuming an effective tax rate of 37 percent. The pro forma basic and diluted net income per share would have been $0.21 and $0.20, respectively for 1997.

   At December 31, 1998, as a result of our acquisition of FullTime, we had federal and state net operating loss carryforwards of approximately $11,600,000 and $4,300,000 available to reduce future federal and state taxable income, respectively. The federal and state carryforwards begin to expire in 2001 and 2003, respectively. We have federal research and experimentation credits of $726,000 which expire beginning 2018, and minimum tax credit carryforwards of $39,000 which do not expire. The extent to which the loss and credit carryforwards can be used to offset future taxable income or taxes are limited under Section 382 of the Internal Revenue Code and applicable state tax law. An adjustment to recognize the benefit of FullTime's net operating loss in 1998 has been made to these consolidated financial statements resulting in a decrease in the provision for income taxes of $3,804,000 for 1998. Adjustments have been made to eliminate the recognition of the benefit of net operating loss carryforwards in the consolidated financial statements resulting in increases in the provision for income taxes of $403,000 for 1997.

   Prior to the acquisition, FullTime provided a valuation allowance for its net deferred tax assets related primarily to loss carryforwards generated since inception in 1990. Upon acquisition of FullTime, we determined that estimated combined taxable income is sufficient to conclude that such net deferred tax assets of FullTime would be realized. Accordingly, the valuation allowance was eliminated.

                              LEGATO SYSTEMS, INC.

   Significant components of our deferred tax assets and liabilities are as follows:

                                                                December 31,
                                                              -----------------
                                                                1999     1998
                                                              --------  -------
                                                               (in thousands)
   Deferred tax assets:
     Allowances, accrued liabilities and other............... $  3,227  $ 3,247
     Accrued compensation and benefits.......................    1,343      896
     State taxes.............................................      360      356
     Net operating loss and credit carryforwards.............   22,365    4,372
     Intangible asset--purchased technology..................    3,261      346
     Deferred revenue........................................   11,029    2,722
                                                              --------  -------
                                                                41,585   11,939
   Deferred tax liabilities:
     Goodwill--Vinca acquisition.............................  (23,137)     --
     Intangible asset--purchased technology..................     (313)    (626)
                                                              --------  -------
       Net deferred tax asset................................ $ 18,135  $11,313
                                                              ========  =======

   The noncurrent portion of our deferred tax assets was $25,626,000 and $4,372,000 at 1999 and 1998, respectively.

10. Industry and Geographic Segment Information

   Management uses one measurement of profitability for its business. Our software products and related services are developed and marketed to support heterogeneous client/server computing environments and large scale enterprises.

   Revenue information on a product basis is as follows:

                                                     Year Ended December 31,
                                                    --------------------------
                                                      1999     1998     1997
                                                    -------- -------- --------
                                                          (in thousands)
   Product license:
     NetWorker and related NetWorker products...... $118,788 $ 91,322 $ 49,695
     Other products................................   18,577   12,506   19,057
   Service and support.............................   67,473   38,774   23,085
   Royalty.........................................   23,279   19,155   16,661
   Other products, primarily third-party hardware
    and software...................................      450    6,150   10,001
                                                    -------- -------- --------
       Total....................................... $228,567 $167,907 $118,499
                                                    ======== ======== ========

                              LEGATO SYSTEMS, INC.

   We market our products and related services to customers in the United States, Canada, Europe and Asia Pacific. Product revenue and long-lived-asset information by geographic areas are as follows:

                                                                 1999     1998
                                                               -------- --------
                                                                (in thousands)
   Revenue:
     United States............................................ $162,790 $122,424
     Europe...................................................   48,041   37,212
     Other countries..........................................   17,736    8,271
                                                               -------- --------
       Total.................................................. $228,567 $167,907
                                                               ======== ========
   Long-lived assets:
     United States............................................ $163,335 $ 18,390
     Europe...................................................    2,206    1,113
     Other countries..........................................    3,536    3,859
                                                               -------- --------
       Total.................................................. $169,077 $ 23,362
                                                               ======== ========

   The revenue information by geographical area is based on the country of destination. We did not maintain revenue information by geographical area in 1997. Other than the United States, no country accounted for more than 10 percent of our total revenue for 1999 and 1998.

   No one customer accounted for more than 10 percent of our total revenue for 1999, 1998 and 1997.

11. Selected Quarterly Financial Data (unaudited)

   On January 19, 2000, we announced that we would be restating results for the third quarter of 1999 to reflect an adjustment concerning one contract that decreased revenue in the third quarter from $71.7 million to $65.9 million; this agreement has been subsequently terminated. On March 31, 2000, we filed a Form 12b-25 with the Securities and Exchange Commission stating that we were unable to file our Form 10-K within the prescribed period because, as a result of our regular first quarter review that included a review of past due accounts receivable, including certain fourth quarter transactions for which payment was due, we discovered additional information that related to such transactions and requested our independent auditors to evaluate such transactions in light of this additional information. On April 3, 2000, we announced that we discovered that a number of our sales representatives, acting outside their authority, had entered into side agreements affecting contracts signed with resellers in the fourth quarter. These side agreements supplemented the contractual arrangements for sales transactions with these resellers by making payment to us contingent on sale by the reseller. As a result, we delayed filing of our 10-K pending conclusion of our review of these matters. We also announced that we believed our revenue for the first quarter ended March 31, 2000 would be in the range of $54 million to $56 million, and that we expected to release complete financial results and provide additional information relating to the first quarter on April 19, 2000.

   On April 5, 2000, our Board of Directors appointed a special investigation committee of the board composed of two outside directors, Messrs. Bingham and Strohm, to investigate, with the assistance of outside counsel, the nature and extent of the side agreements and our revenue recognition practices. On April 17, 2000, we announced that although we had previously anticipated that we would file our Form 10-K by April 14, we would be delaying the filing of our Form 10-K pending completion of the evaluation of transactions throughout fiscal 1999. We also announced that, as a result of our ongoing investigation, we would delay the release of our financial results for the first quarter of fiscal 2000 until we had filed our Form 10-K. During its investigation, the committee discovered certain facts indicating that a number of our sales representatives, acting outside their

                              LEGATO SYSTEMS, INC.

authority, had entered into additional unauthorized written and oral agreements outside our standard contractual terms with certain of our resellers. These side agreements allowed the resellers to pay us only when they were paid by end users, to return product in the event that a sale to an end user was not consummated, or to pay us on extended terms. If the existence of these side agreements had been known at the time that the transactions were signed, we would not have recognized revenue on these transactions in the period in which they were initially recorded as the fees involved would not have been deemed to be fixed or determinable. Accordingly, we have revised the revenue recognition for all transactions with these resellers during fiscal 1999 to reflect the point in time when these fees were considered fixed or determinable which coincided with the receipt of payments from resellers. The results of our review of the transactions in 1999 were such that we concluded that the problems surrounding unauthorized written and oral agreements did not extend into earlier years.

   As a result of the revisions discussed above, we will restate our revenues and results of operations for the quarters ended September 30, 1999, June 30, 1999 and March 31, 1999 and will revise our results for the quarter ended December 31, 1999 previously announced on January 19, 2000. The effect of these adjustments is a decrease in revenue of $23.0 million and a decrease in net income of $12.3 million for year ended December 31, 1999.

                                             First Quarter    Second Quarter
                                           ----------------- -----------------
                                              As       As       As       As
                                           Reported Restated Reported Restated
                                           -------- -------- -------- --------
                                           in thousands, except per share data
   1999:
   Total revenue.......................... $52,351  $43,945  $62,008  $51,564
   Gross profit...........................  45,464   37,058   54,576   44,132
   Net income (loss)......................   8,197    2,760    4,438   (1,093)
   Basic earnings (loss) per share........ $  0.10  $  0.04  $  0.06  $ (0.01)
   Diluted earnings (loss) per share...... $  0.10  $  0.03  $  0.05  $ (0.01)


                                                  Third Quarter   Fourth Quarter
                                                ----------------- --------------
                                                   As       As
                                                Reported Restated
                                                -------- --------
                                                (in thousands, except per share
                                                             data)
   Total revenue............................... $71,688  $67,931     $65,127
   Gross profit................................  63,664   59,907      55,693
   Net income (loss)...........................   3,438    1,396        (359)
   Basic earnings (loss) per share............. $  0.04  $  0.02     $ (0.00)
   Diluted earnings (loss) per share........... $  0.04  $  0.02     $ (0.00)


                                                 First  Second   Third  Fourth
                                                Quarter Quarter Quarter Quarter
                                                ------- ------- ------- -------
                                                (in thousands, except per share
                                                             data)
   1998:
   Total revenue............................... $34,385 $39,257 $44,493 $49,772
   Gross profit................................  29,207  32,968  37,926  43,013
   Net income..................................   3,118   3,566   6,102   7,083
   Basic earnings per share.................... $  0.04 $  0.05 $  0.08 $  0.09
   Diluted earnings per share.................. $  0.04 $  0.04 $  0.07 $  0.08

                              LEGATO SYSTEMS, INC.

12. Subsequent Events

   On January 20, 2000, a shareholder securities class action complaint was filed in the U.S. District Court, Northern District of California, against Legato and certain of its directors and officers. Other similar class actions involving the same defendants and substantially similar allegations were filed soon thereafter. The complaints generally allege that, between October 21, 1999 and January 19, 2000, the defendants made false or misleading statements of material fact about our prospects and failed to follow generally accepted accounting principles; one amended complaint alleges that the wrongdoing occurred between October 21, 1999 and March 31, 2000. The complaints assert claims under the federal securities laws. The complaints seek an unspecified amount in damages. The court has determined that all of the cases are related and assigned them to one federal judge. Two plaintiffs filed motions to be appointed as lead plaintiff. On May 1, 2000, the court held a hearing and consolidated all of the pending cases; the court took under submission the lead plaintiff motions. The lead plaintiff will file a consolidated amended complaint.

   On February 1, 2000, a shareholder derivative action was filed in the U.S. District Court, Northern District of California, against certain of our officers and directors. We are named as nominal defendant. The complaint generally alleges the same conduct as the shareholder class actions filed in U.S. District Court. The complaint asserts that as a result of this conduct certain of our officers and directors breached their fiduciary duties to us and engaged in improper insider trading. The complaint seeks an unspecified amount in damages and injunctive relief on our behalf. The court determined that the derivative action is related to the class actions and has assigned it to the same federal judge.

   On April 13, 2000, a shareholder derivative action was filed in the Superior Court of California, County of Santa Clara, against certain of our officers and directors. We are named as nominal defendant. The complaint generally alleges the same conduct as the shareholder class actions filed in U.S. District Court. The complaint asserts that as a result of this conduct certain of our officers and directors breached their fiduciary duties to us and engaged in improper insider trading. The complaint seeks an unspecified amount in damages and injunctive relief on our behalf.

   The Company and the individual defendants intend to defend all of these actions vigorously. There can be no assurance that any of the complaints discussed above will be resolved without costly litigation, or in a manner that is not adverse to our financial position, results of operations or cash flows. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies. Currently, no amounts have been accrued for these matters.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Legato Systems, Inc.:

   In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Legato Systems, Inc and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31,1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 80 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

San Jose, California
May 12, 2000

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

   The Company's Board of Directors is comprised of six (6) members.

   Mr. Cole joined the Company as President, Chief Executive Officer and a Director in June 1989. Since April 1995, Mr. Cole has also served as Chairman of the Board. Before joining the Company, from March 1987 until July 1988, Mr. Cole served as Executive Vice President responsible for all operating divisions of Novell, Inc., a publicly held manufacturer of computer networking and software products. Mr. Cole currently serves as a director of Inference Corp., NetIQ Corporation and Rogue Wave Software, Inc. all publicly held software companies. Mr. Cole holds a B.S. in mathematics and education from Pennsylvania State University at Edinboro.

   Mr. Benhamou has been a Director of the Company since March 1993. Mr. Benhamou has been the Chief Executive Officer of 3Com Corporation ("3Com"), a publicly held computer network products company, since September 1990, and has been Chairman of the Board of 3Com since July 1994. He served as the President of 3Com from April 1990 until August 1998. From April 1990 until September 1990, Mr. Benhamou served as Chief Operating Officer of 3Com. Mr. Benhamou currently serves as a director of Cypress Semiconductor, a publicly held semiconductor company. Mr. Benhamou holds a Diplome d'Ingenieur from Ecole Nationale Superieure d'Arts et Metiers in Paris, France, and an M.S. in electrical engineering from Stanford University.

   Mr. Bingham has been a Director of the Company since December 1998. Mr. Bingham has been President and Chief Executive Officer of Cadence Design Systems ("Cadence"), a publicly held electronic design automation software company, since April 1999 and a director of Cadence since November 1997. From 1993 to March 1999, he served as Executive Vice President and Chief Financial Officer of Cadence. Prior to joining Cadence, Mr. Bingham served eight years as Executive Vice President and Chief Financial Officer of Red Lion Hotels and Inns, an owner and operator of a chain of hotels. Mr. Bingham currently serves as a director of Onyx Software Corporation, Tenfold Corporation, and Integrated Measurement Systems, Inc., all publicly held companies. Mr. Bingham holds a B.A. in economics from Weber State University and an M.B.A. from Harvard University.

   Mr. Fong has been a Director of the Company since December 1988. Mr. Fong joined Mayfield Fund ("Mayfield"), a venture capital firm, in 1988 and has been a general partner of several venture capital funds affiliated with Mayfield since 1990. Mr. Fong currently serves as a director of Interwave Communications, a publicly held provider of communications infrastructure equipment and software, and Vixel Corporation, a publicly held provider of storage area network solutions. Mr. Fong holds a B.S. in electrical engineering from the University of California at Berkeley, and an M.S. in electrical engineering and an M.B.A. from Stanford University.

   Mr. Strohm has been a Director of the Company since December 1988. Mr. Strohm joined Greylock Management Corporation ("Greylock"), a venture capital management company, in 1980 and is a general partner of several venture capital funds affiliated with Greylock. Mr. Strohm currently serves as a director of Switchboard, Inc., an Internet based local merchant networking company, DoubleClick, Inc., a leading provider of comprehensive Internet advertising solutions and ISS Group, Inc., a provider of Internet security software, all publicly held, as well as several privately held technology companies. Mr. Strohm holds a B.A. from Dartmouth College and an M.B.A. from Harvard University.

   Mr. White has been a Director of the Company since May 1995. Since August 1997, Mr. White has been providing marketing consulting services within the high-tech industry. From January 1989 to August 1997, Mr. White served as President, Chief Executive Officer and a director of Informix Corporation, a publicly held database software company. From March 1986 to December 1988, Mr. White served as President and Chief

Operating Officer of Wyse Technology, Inc., a publicly held personal computer manufacturing company. Mr. White currently serves as a director of Adaptec, Inc., a publicly held manufacturer and retailer of peripheral adapters, and TibCo, a publicly held provider of internet infrastructure software. In addition, Mr. White is a member of the Board of Trustees of Illinois Wesleyan University. Mr. White holds a B.A. from Illinois Wesleyan University and an M.B.A. from the University of Illinois, Urbana.

Executive Officers

   The executive officers of the Company as of December 31, 1999 are set forth in Part I, Item 4a of this document.

ITEM 11. EXECUTIVE COMPENSATION

Director Compensation

   Except for grants of stock options, directors of the Company generally do not receive compensation for services provided as a director. The Company also does not pay compensation for committee participation or special assignments of the Board of Directors.

   Non-employee Board members are eligible for option grants pursuant to the provisions of the Automatic Option Grant Program under the Company's 1995 Stock Option/Stock Issuance Plan. Under the Automatic Option Grant Program, each individual who first becomes a non-employee Board member after the date of the Company's initial public offering will be granted an option to purchase 96,000 shares on the date such individual joins the Board, provided such individual has not been in the prior employ of the Company. In addition, at each Annual Meeting of Stockholders, each individual who has served as a non-employee Board member for at least six months prior to such Annual Meeting will receive an additional option grant to purchase 24,000 shares of Common Stock, whether or not such individual has been in the prior employ of the Company. The option price for each option grant under the Automatic Option Grant Program will be equal to the fair market value per share of Common Stock on the automatic grant date and each automatic option grant will be immediately exercisable for all of the option shares. The shares purchasable under the option will be subject to repurchase at the original exercise price in the event the optionee's Board service should cease prior to vesting. With respect to each initial grant, the repurchase right shall lapse and the optionee shall vest in four (4) equal annual installments from the grant date. Each annual grant shall vest in two equal and successive annual installments. Pursuant to the Automatic Option Grant Program, Messrs. Benhamou, Fong, Strohm and White were each granted options to purchase 96,000 shares of Common Stock on July 5, 1995 at an exercise price of $2.38 per share, 24,000 shares on May 16, 1996 at an exercise price of $5.47 per share, 24,000 shares on May 15, 1997 at an exercise price of $4.47 per share, 24,000 shares on May 14, 1998 at an exercise price of $15.24, and 24,000 shares on May 13, 1999 at an exercise price of $21.97. Mr. Bingham, who joined the Board on December 18, 1998, was granted an option to purchase 96,000 shares of Common Stock at an exercise price of $27.53. Pursuant to the Automatic Option Grant Program, each of Messrs. Benhamou, Bingham, Fong, Strohm and White will be granted options to purchase 24,000 shares of Common Stock at the 2000 Annual Meeting.

   Directors who are also employees of the Company are eligible to receive options and be issued shares of Common Stock directly under the 1995 Stock Option/Stock Issuance Plan and are also eligible to participate in the Company's Employee Stock Purchase Plan and, if an executive officer of the Company, the Executive Bonus Plan.

Compensation of Executive Officers

   The Compensation Committee of the Company's Board of Directors (the "Compensation Committee" or the "Committee") has the exclusive authority to establish the level of base salary payable to the Chief Executive Officer ("CEO") and certain other executive officers of the Company and to administer the Company's 1995 Stock Option/Stock Issuance Plan and Employee Stock Purchase Plan. In addition, the Committee has the responsibility for approving the individual bonus programs to be in effect for the CEO and certain other executive officers and other key employees each fiscal year.

   For the 1999 fiscal year, the process utilized by the Committee in determining executive officer compensation levels was based on the subjective judgment of the Committee. Among the factors considered by the Committee were the recommendations of the CEO with respect to the compensation of the Company's key executive officers. However, the Committee made the final compensation decisions concerning such officers.

   General Compensation Policy. The Committee's fundamental policy is to offer the Company's executive officers competitive compensation opportunities based upon overall Company performance, their individual contribution to the financial success of the Company and their personal performance. It is the Committee's objective to have a substantial portion of each officer's compensation contingent upon the Company's performance, as well as upon his or her own level of performance. Accordingly, each executive officer's compensation package consists of: (i) base salary, (ii) cash bonus awards and
(iii) long-term stock-based incentive awards.

   Base Salary. The base salary for each executive officer is set on the basis of general market levels and personal performance. Each individual's base pay is positioned relative to the total compensation package, including cash incentives and long-term incentives.

   In preparing the performance graph for this Proxy Statement, the Company has selected the Hambrecht & Quist Software Sector Index. The companies included in the Company's informal survey are not necessarily those included in the Hambrecht & Quist Software Sector Index, because they were determined not to be competitive with the Company for executive talent or because compensation information was not available.

   Annual Cash Bonuses. Each executive officer has an established cash bonus target. The annual pool of bonuses for executive officers is distributed on the basis of the Company's achievement of the financial performance targets established at the start of the fiscal year and personal objectives established for each executive. Actual bonuses paid reflect an individual's accomplishment of both corporate and functional objectives and are based on a percentage of the individual's base salary. The corporate goals set for the 1999 bonuses are based on the achievement of quarterly and annual revenue and income targets.

   Long-Term Incentive Compensation. During fiscal 1999, the Committee, in its discretion, made option grants to Messrs. Cole Chappell, Ferraro, Wise, and Malmstedt and Ms. Denzel under the 1995 Stock Option/Stock Issuance Plan. Generally, a significant grant is made in the year that an officer commences employment and no grant is made in the second year. Thereafter, option grants may be made at varying times and in varying amounts in the discretion of the Committee. Generally, the size of each grant is set at a level that the Committee deems appropriate to create a meaningful opportunity for stock ownership based upon the individual's position with the Company, the individual's potential for future responsibility and promotion, the individual's performance in the recent period and the number of unvested options held by the individual at the time of the new grant. The relative weight given to each of these factors will vary from individual to individual at the Committee's discretion. Applying these principles, a significant grant was made to Mr. Malmstedt in connection with his commencement of employment with the Company following the acquisition of Full-Time Software in 1999 and smaller grants were made to Messrs. Cole Chappell and Wise and Ms. Denzel.

   Each grant allows the officer to acquire shares of the Company's common stock at a fixed price per share (the market price on the grant date) over a specified period of time. The option vests in periodic installments over a two to four year period, contingent upon the executive officer's continued employment with the Company. The vesting schedule and the number of shares granted are established to ensure a meaningful incentive in each year following the year of grant. Accordingly, the option will provide a return to the executive officer only if he or she remains in the Company's employ, and then only if the market price of the Company's Common Stock appreciates over the option term.

   CEO Compensation. The annual base salary for Mr. Cole, the Company's President and Chief Executive Officer, was increased by 6% by the Committee effective February 1, 1999. The Committee's decision was made primarily on the basis of Mr. Cole's performance of his duties.

   The remaining components of the Chief Executive Officer's 1999 fiscal year incentive compensation were entirely dependent upon the Company's financial performance and provided no dollar guarantees. The bonus paid to the Chief Executive Officer for the fiscal year was based on the same incentive plan for all other officers. Specifically, a target incentive was established at the beginning of the year using an agreed-upon formula based on Company revenue and profit. Each year, the annual incentive plan is reevaluated with a new achievement threshold and new targets for revenue and profit. The option grant made to the Chief Executive Officer during the 1999 fiscal year was based on the factors discussed above. The bonus award was intended to reflect his years of service with the Company and to place a significant portion of Mr. Cole's total compensation at risk, because the bonus will provide little or no compensation unless Company performance achieves agreed-upon thresholds.

   Tax Limitation. Under the Federal tax laws, a publicly-held company such as the Company will not be allowed a federal income tax deduction for compensation paid to certain executive officers to the extent that compensation exceeds $1 million per officer in any year. To qualify for an exemption from the $1 million deduction limitation, the stockholders approved a limitation under the Company's 1995 Stock Option/Stock Issuance Plan on the maximum number of shares of Common Stock for which any one participant may be granted stock options per calendar year. Because this limitation was adopted, any compensation deemed paid to an executive officer when he exercises an outstanding option under the 1995 Stock Option/Stock Issuance Plan with an exercise price equal to the fair market value of the option shares on the grant date will qualify as performance-based compensation that will not be subject to the $1 million limitation. Since it is not expected that the cash compensation to be paid to the Company's executive officers for the 2000 fiscal year will exceed the $1 million limit per officer, the Committee will defer any decision on whether to limit the dollar amount of all other compensation payable to the Company's executive officers to the $1 million cap.

                                          Compensation Committee
                                          Kevin A. Fong
                                          David N. Strohm

          COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

   The Compensation Committee of the Company's Board of Directors was formed in September 1992, and the current members of the Compensation Committee are Messrs. Fong and Strohm. Neither of these individuals was at any time during 1999, or at any other time, an officer or employee of the Company. No executive officer of the Company serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company's Board of Directors or Compensation Committee.

                 EXECUTIVE COMPENSATION AND RELATED INFORMATION

   The following Summary Compensation Table sets forth the compensation earned by the Company's Chief Executive Officer and the four other most highly compensated executive officers who were serving as such at the end of 1999 (collectively, the "Named Officers"), each of whose aggregate compensation for 1999 exceeded $100,000 for services rendered in all capacities to the Company and its subsidiaries for that fiscal year.

                           Summary Compensation Table

                                                    Long-Term
                             Annual Compensation   Compensation
                           ----------------------- ------------
                                                    Number of
                                                    Securities
    Name and Principal                              Underlying     All Other
         Position          Year Salary(1)  Bonus     Options    Compensation(2)
    ------------------     ---- --------- -------- ------------ ---------------
Louis C. Cole............. 1999 $255,314  $212,633   300,000        $1,410
 Chairman of the Board,
  President                1998 $240,170  $195,059   200,000        $  626
 and Chief Executive
  Officer                  1997 $218,334  $107,625   100,000        $1,440

Nora M. Denzel............ 1999 $202,718  $128,762   100,000        $1,368
 Senior Vice President,    1998 $181,996  $115,249       --         $  626
 Product Operations        1997 $146,666  $ 84,000   300,000        $  303

Kent D. Smith............. 1999 $211,680  $133,300       --         $1,381
 Executive Vice President, 1998 $211,260  $154,077   100,000        $  626
 Worldwide Sales, Support
  and Corporate Marketing  1997 $198,300  $ 86,721    50,000        $  870

Stephen C. Wise........... 1999 $194,964  $123,944    80,000        $1,353
 Senior Vice President,
  Finance and              1998 $183,400  $102,375       --         $  626
 Administration, Chief
  Financial Officer        1997 $165,831  $ 56,470   250,000        $  558

David Malmstedt........... 1999 $209,022  $131,764   600,000        $1,405
 Former Senior Vice
  President                1998      --        --        --            --
 of Field Sales Operations 1997      --        --        --            --

--------
(1)  Salary includes amounts deferred under the Company's 401(k) Plan.
(2) Represents life insurance premiums paid by the Company and Company matching contributions of $1,000 to each Named Officer made to the Company's 401(k) plan.

   The following table contains information concerning the stock option grants made to each of the Named Officers for 1999. No stock appreciation rights were granted to these individuals during such year.

                       Option Grants in Last Fiscal Year

                                                                      Potential Realizable
                                                                        Value at Assumed
                                                                        Annual Rates of
                                                                          Stock Price
                                                                        Appreciation for
                                    Individual Grants(1)                 Option Term(2)
                         -------------------------------------------- --------------------
                         Number of    % of Total
                         Securities    Options
                         Underlying   Granted to Exercise
                          Options     Employees  Price Per Expiration
         Name             Granted      in 1999     Share      Date        5%        10%
         ----            ----------   ---------- --------- ---------- --------- ----------
Louis C. Cole...........  300,000        5.56%    $ 20.75  2/16/2009  3,914,869  9,921,047
Nora M. Denzel..........  100,000        1.85%    $ 20.75  2/16/2009  1,304,956  3,307,016
Kent D. Smith...........      --          --          --         --         --         --
Stephen C. Wise.........   80,000        1.48%    $ 20.75  2/16/2009  1,043,965  2,645,612
                                          .42%    $17.563  4/19/2009    251,479    637,297
David Malmstedt.........  600,000(3)    10.69%    $17.563  4/19/2009  6,375,687 16,157,243

--------
(1) The options disclosed in the table were granted on February 17, 1999, except the options disclosed in the table for Mr. Malmstedt were granted on April 20, 1999. The exercise price for each option may be paid in cash, in shares of Common Stock valued at fair market value on the exercise date or through a cashless exercise procedure involving a same-day sale of the purchased shares. The Company may also finance the option exercise by loaning the optionee sufficient funds to pay the exercise price for the purchased shares, together with any federal and state income tax liability incurred by the optionee in connection with such exercise. The plan administrator has the discretionary authority to reprice the options through the cancellation of those options and the grant of replacement options with an exercise price based on the fair market value of the option shares on the regrant date. The options have a maximum term of 10 years measured from the option grant date, subject to earlier termination in the event of the optionee's cessation of service with the Company. Except as otherwise noted, the options listed in the table become exercisable for 50% of the shares after two years of service from the designated vesting date and for the remaining 50% monthly over the one year thereafter. Under each of the options, the option shares will vest upon an acquisition of the Company by merger or asset sale, unless the acquiring company assumes the options. Any options that are assumed or replaced in the transaction and do not otherwise accelerate at that time shall automatically accelerate (and any unvested option shares which do not otherwise vest at that time shall automatically vest) in the event the optionee's service terminates by reason of an involuntary or constructive termination within 18 months following the transaction.
(2) The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the Securities and Exchange Commission. There can be no assurance provided to any executive officer or any other holder of the Company's securities that the actual stock price appreciation over the 10-year option term will be at the assumed 5% and 10% levels or at any other defined level. Unless the market price of the Common Stock appreciates over the option term, no value will be realized from the option grants made to the executive officers.
(3) This grant to Mr. Malmstedt becomes exercisable for 20% of the shares after one year of service from the designated grant date, for an additional 20% after two years of service from the grant date and for the remaining 60% vests monthly over the next twenty-four months.

   The following table sets forth information concerning option exercises in 1999 and option holdings as of the end of the 1999 fiscal year with respect to each of the Named Officers. No stock appreciation rights were outstanding at the end of that year.

                 Aggregate Option Exercises in Last Fiscal Year
                       and Fiscal Year-End Option Values

                                                          Number of Securities      Value of Unexercised
                                       Value Realized    Underlying Unexercised     In-the-Money Options
                           Shares     (Market Price at      Options at FY-End          At FY-End(1)($)
                          Acquired     Exercise Less    ------------------------- -------------------------
          Name           on Exercise Exercise Price)($) Exercisable Unexercisable Exercisable Unexercisable
          ----           ----------- ------------------ ----------- ------------- ----------- -------------
Louis C. Cole...........   375,000       14,996,585       606,706      358,334    36,124,585   18,099,055
Nora M. Denzel..........   146,630        5,320,734        28,370      300,002     1,744,462   17,172,333
Kent D. Smith...........   124,600        5,154,924       693,648       28,752    44,546,472    1,812,745
Stephen C. Wisel........   114,600        4,551,974        30,921      234,079     1,939,217   13,428,210
David Malmstedt.........    22,173          667,477         5,177      629,050       305,769   32,465,780

--------
(1) Based on the fair market value of the Company's Common Stock at year-end ($68.813) per share less the exercise price payable for such shares.

   Bonus Plan. In 1999, the Company instituted an executive bonus program pursuant to which bonuses will be paid to executive officers based on individual and Company performance targets. In addition, certain non-executive employees will receive quarterly and annual bonuses if the Company meets its performance targets. The Company's performance targets are based on meeting revenue and income levels on a quarterly and annual basis.

            EMPLOYMENT CONTRACTS AND CHANGE IN CONTROL ARRANGEMENTS

   None of the Company's current executive officers have employment or severance agreements with the Company, and their employment may be terminated at any time at the discretion of the Board of Directors.

   The Compensation Committee has the authority under the 1995 Stock Option/Stock Issuance Plan to accelerate the exercisability of outstanding options, or to accelerate the vesting of the shares of Common Stock subject to outstanding options, held by the Chief Executive Officer and the Company's other executive officers. Such acceleration may be conditioned on the optionee's termination of employment (whether involuntarily or through a forced resignation) and may be conditioned upon the occurrence of a merger, reorganization or consolidation or upon a hostile take-over of the Company effected through a tender offer or through a change in the majority of the Board as a result of one or more contested elections for Board membership.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (TABLE TO BE UPDATED)

   The following table sets forth, as of February 25, 2000, certain information with respect to shares beneficially owned by (i) each person who is known by the Company to be the beneficial owner of more than five percent of the Company's outstanding shares of Common Stock, (ii) each of the Company's directors and the executive officers named in the Summary Compensation Table and (iii) all current directors and executive officers as a group. Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within sixty (60) days of the date as of which the information is provided; in computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person's actual voting power at any particular date.

                                               Shares Beneficially Owned
                                            as of February 25, 2000 (1) (2)
                                          ------------------------------------
            Beneficial Owner              Number of Shares Percentage of Class
            ----------------              ---------------- -------------------
Fidelity Management & Research...........    8,075,587             9.32%
 One Post Office Square
 Boston, MA 02109

Louis C. Cole (3)........................    3,582,941             4.10%

Nora M. Denzel (4).......................       95,914                *

James Chappell (5).......................      164,402                *

David Malmstedt (6)......................      163,784                *

Thomas Panozzo...........................          459                *

Kent D. Smith (7)........................      769,065                *

Stephen C. Wise (8)......................       66,901                *

Eric A. Benhamou (9).....................      278,000                *

H. Raymond Bingham (10)..................       24,000                *

Kevin A. Fong (11).......................      162,992                *

David N. Strohm..........................      448,802                *

Phillip E. White (11)....................      106,000                *

All current directors and executive
 officers as
 a group (12 persons) (12)...............    5,863,260            6.60%

--------
  *  Less than 1% of the outstanding shares of Common Stock.
 (1) Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock. To the Company's knowledge, the entities named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.
 (2) The number of shares of Common Stock deemed outstanding for each individual shareholder includes shares issuable pursuant to stock options that may be exercised within sixty (60) days after February 25, 2000.
 (3) Includes options exercisable into 623,373 shares of Common Stock and 2,957,984 shares held by The Louis and Jolene Cole 1988 Revocable Trust, dated November 7, 1988 (the "Cole Trust"), of which Mr. Cole is a trustee.
 (4) Includes options exercisable into 72,856 shares of Common Stock.
 (5) Includes options exercisable into 85,199 shares of Common Stock.
 (6) Includes options exercisable into 159,658 shares of Common Stock.
 (7) Includes options exercisable into 701,565 shares of Common Stock.
 (8) Includes options exercisable into 63,180 shares of Common Stock.
 (9) Includes options exercisable into 246,000 shares of Common Stock.
(10) Includes options exercisable into 24,000 shares of Common Stock.
(11) Includes options exercisable into 96,000 shares of Common Stock.
(12) Includes options exercisable into 2,167,731 shares of Common Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The Company's Certificate of Incorporation limits the liability of its directors for monetary damages arising from a breach of their fiduciary duty as directors, except to the extent otherwise required by the Delaware General Corporation Law. Such limitation of liability does not affect the availability of equitable remedies such as injunctive relief or rescission.

   The Company's Bylaws provide that the Company shall indemnify its directors and officers to the fullest extent permitted by Delaware law, including in circumstances in which indemnification is otherwise discretionary under Delaware law. The Company has also entered into indemnification agreements with its officers and directors containing provisions that may require the Company, among other things, to indemnify such officers and directors against certain liabilities that may arise by reason of their status or service as directors or officers and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

   (a) (1) Financial Statements

   The consolidated financial statements of the registrant as set forth under
Item 8 are filed as part of this Annual Report on Form 10-K.

   (a) (2) Financial Statement Schedule

     Schedule II--Valuation and Qualifying Accounts is filed on page 80 of this Report on Form 10-K.

   All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because they are not required under the related instructions or are inapplicable.

   The independent accountant's reports with respect to the above listed financial statements and financial statement schedule listed in Items 14 (a)
(1) and 14 (a) (2), are filed on page 67 of this Report on Form 10-K.

   (a) (3) Exhibits

  2.1(3)    Stock Purchase Agreement, dated as of January 5, 1996, among the
            Registrant, Innovus, Inc., 815598 Ontario, Inc., the stockholders of Innovus, Inc., and the stockholders of 815598 Ontario, Inc.
  2.2(3)    Stock Purchase Agreement, dated as of January 5, 1996, among the
            Registrant, Innovus Technologies, Inc., and the stockholders of Innovus Technologies, Inc.
  2.3(6) Agreement and Plan of Reorganization, dated as of July 30, 1998, by and among Legato Systems, Inc., Aspen Acquisition Corp., Software
            Moguls, Inc., Sunil Khadilkar, Louis C. Cole and the Undersigned
            Stockholders.
  2.4(10) Agreement and Plan of Reorganization, dated October 25, 1998, by and among Legato Systems, Inc., Hat Acquisition Corp. and Qualix
            Group, Inc.
  2.5(11)   Amendment No. 1 to the Agreement and Plan of Reorganization , dated
            October 25, 1998, by and among Legato Systems, Inc., Hat
            Acquisition Corp. and Qualix Group, Inc., dated February 9, 1999.
  2.6(12)   Agreement and Plan of Reorganization By and Among Legato Systems,
            Inc., Sundance Acquisition Corp., Vinca Corporation, the Canopy
            Group, Inc. (as Stockholders' Representative), and the Undersigned
            Stockholders of Vinca Corporation, dated June 7, 1999.
  3.1(6)(9) Amended and Restated Certificate of Incorporation of the
            Registrant, as amended to date
  3.2(7)    Amended and Restated Bylaws of the Registrant adopted on May 23,
            1997.
  3.3(8)    Form of Certificate of Designation filed in connection with Rights
            Agreement, dated May 23, 1997.
  4.7(8)    Rights Agreement, dated May 23, 1997 between the Company and Harris
            Trust and Savings Bank, including the Certificate of Designation of Series A Junior Participating Preferred Stock, Form of Right
            Certificate and Summary of Rights to Purchase Preferred Shares attached thereto as Exhibit A, B and C, respectively.
  4.8(6)    Registration Rights Agreement, dated July 30, 1998, by and between
            Legato Systems, Inc., a Delaware corporation and the Stockholders of Software Moguls, Inc.
  4.9(6)    Affiliates Agreement, dated July 30, 1998, between Legato Systems,
            Inc. a Delaware corporation and the Stockholders of Software
            Moguls, Inc.
 10.1(1) Form of Indemnification Agreement entered into between the Registrant and it directors and officers.

 10.3(1)     The Registrant's 1995 Stock Option/Stock Issuance Plan, as amended to date.
 10.4(1)(5)  The Registrant's Employee Stock Purchase Plan.
 10.6(1)     Form of United States Reseller Terms and Conditions for Purchase
             of Legato Products.
 10.7(1)     Form of International Authorized Systems Integrator Agreement.
 10.8(1)     Form of Shrinkwrap License Agreement.
 10.9(1)(2)  Technology License and Distribution agreement, dated January 20,
             1995, between the Registrant and SunSoft, Inc.
 10.10(1)    Master Software License and Support Agreement between the
             Registrant and Open Software Foundation.
 10.11(1)    License Agreement, dated February 24, 1989, between the Registrant and The Regents of the University of California.
 10.12(1)    Software Agreement, dated January 20, 1989, between the Registrant and AT&T Information Systems, Inc.
 10.13(4)(5) The Registrant's International Employee Stock Purchase Plan.
 10.14(6)    Lease agreement dated March 14, 1996 between the Registrant and
             Coherent, Inc., a Delaware corporation, and Legato Systems, Inc., a Delaware corporation, regarding the space located at 3210 Porter
             Drive, Palo Alto, California
 21.1        Subsidiaries of the Registrant
 23.1        Consent of PricewaterhouseCoopers LLP, Independent Accountants
 27.1        Financial Data Schedule

--------
 (1) Incorporated by reference to the registrant's Registration Statement on Form S-1, filed May 9, 1995 (File No. 33-92072).
 (2) Confidential treatment requested as to certain portions of this exhibit.
 (3) Incorporated by reference to the registrant's Current Report on Form 8-K, dated January 19, 1996.
 (4) Incorporated by reference to the registrant's Registration Statement on Form S-8, filed March 14, 1996 (File No. 333-2378).
 (5) Compensatory plan or arrangement.
 (6) Incorporated by reference to the registrant's Registration Statement on Form S-3, filed December 15, 1998 (File No. 333-64693).
 (7) Incorporated by reference to the registrant's Current Report on Form 8-K, dated June 6, 1997.
 (8) Incorporated by reference to the registrant's Form 8-A, dated May 30, 1997.
 (9) Incorporated by reference to the registrant's Registration Statement on Form S-8, filed November 10, 1998 (File No. 333-67031).
(10) Incorporated by reference to the registrant's Current Report on Form 8-K, dated October 25, 1998.
(11) Incorporated by reference to the registrant's Registration Statement on Form S-4, filed on March 15, 1999 (File No. 333-74433).
(12) Incorporation by reference to the registrant's Registration Statement on Form S-4, filed on March 15, 1999 (File No.333-74433).

   (b) Reports on Form 8-K

   The Registrant filed a report on Form 8-K, dated January 28, 2000, in connection with the Registrant's Termination Agreement with Ontrack Data International, Inc.

   The Registrant filed a report on Form 8-K, dated January 20, 2000, in connection with the Registrant's announcement of financial results for the fourth quarter and the twelve-months ended December 31, 1999 and a restatement of the financial results for the third quarter and nine-months ended September 30, 1999.

   The Registrant filed a report on Form 8-K, dated November 18, 1999, in connection with the Registrant's proposed acquisition of Ontrack Data International, Inc.

   The Registrant filed a report on Form 8-K/A, dated October 11, 1999, in connection with the Registrant's acquisition of Vinca Corporation.

   (c) Exhibits

   See (a) (3) above.

   (d) Financial Statement Schedule

   See (a) (2) above.

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                   Balance at  Charged to            Balance at
                                  Beginning of Costs and               End of
Description                          Period     Expenses  Deductions   Period
-----------                       ------------ ---------- ---------- ----------
Allowance for Doubtful Accounts:
  Year ended December 31, 1997...    $1,050      $  628     $  329     $1,349
  Year ended December 31, 1998...     1,349         833        354      1,828
  Year ended December 31, 1999...     1,828         306      1,218        916

Allowance for Sales Returns:
  Year ended December 31, 1997...    $  --       $2,135     $1,647     $  488
  Year ended December 31, 1998...       488       7,578      5,998      2,068
  Year ended December 31, 1999...     2,068       9,531      8,781      2,818

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          LEGATO SYSTEMS, INC.

                                       /s/ Louis C. Cole            May 17, 2000
                             By: _____________________________        _________
                                          Louis C. Cole               Date
                                Chairman of the Board, President
                                   and Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            Signature                             Title                       Date
            ---------                             -----                       ----
       /s/ Louis C. Cole           Chairman of the Board, President and     May 17, 2000
_________________________________   Chief Executive Officer (Principal
          Louis C. Cole             Executive Officer)
      /s/ Stephen C. Wise          Senior Vice President, Finance and       May 17, 2000
_________________________________   Administration and Chief Financial
         Stephen C. Wise            Officer (Principal Financial and
                                    Accounting Officer)
     /s/ Eric A. Benhamou          Director                                 May 17, 2000
_________________________________
        Eric A. Benhamou
    /s/ H. Raymond Bingham         Director                                 May 17, 2000
_________________________________
       H. Raymond Bingham
       /s/ Kevin A. Fong           Director                                 May 17, 2000
_________________________________
          Kevin A. Fong
      /s/ David N. Strohm          Director                                 May 17, 2000
_________________________________
         David N. Strohm
     /s/ Phillip E. White          Director                                 May 17, 2000
_________________________________
        Phillip E. White