Form 10-Q
period 2000-03-31
LEGATO SYSTEMS INC
filed 2000-05-17
CIK 859360

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2000

                                      OR

[_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________.

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

                             Legato Systems, Inc.

                                     Index


                                                                                        Page
PART I:  Condensed Financial Information

   Item 1.  Financial Statements:

       Condensed Consolidated Balance Sheet as of March 31, 2000 and December
         31, 1999                                                                         3

       Condensed Consolidated Statement of Operations for the three-month
         periods ended March 31, 2000 and 1999                                            4

       Condensed Consolidated Statement of Cash Flows for the three-month
         periods ended March 31, 2000 and 1999                                            5

       Notes to the Condensed Consolidated Financial Statements                           6

   Item 2.  Management's Discussion and Analysis of Financial Condition and
       Results of Operations                                                             11

   Item 3.  Qualitative and Quantitative Disclosures About Market Risks                  26

PART II:  Other Information

   Item 1. Legal Proceedings                                                             27

   Items   2,3,4, and 5 N/A                                                              27

   Item 6. Exhibits and Reports on Form 8-K                                              28

Signature                                                                                28

PART I:   Condensed Financial Information

Item 1:   Financial Statements

                             LEGATO SYSTEMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET

                                (in thousands)

                                                           March 31,       December 31,
                                                             2000              1999
                                                          -----------      ------------
                                                          (unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                              $   120,205       $  115,222
   Short-term investments                                      45,648           42,983
   Accounts receivable, net                                    47,731           53,387
   Other current assets                                        10,739           10,112
   Deferred tax asset                                          16,225           15,959
                                                          -----------       ----------
     Total current assets                                     240,548          237,663

Long-term investments                                           9,595           11,723
Property and equipment, net                                    37,018           27,090
Intangible assets, net                                        132,528          141,988
Deferred tax assets - long term                                 3,878            2,176
Deposits and other assets                                       2,294            2,254
                                                          -----------       ----------

       Total assets                                       $   425,861       $  422,894
                                                          ===========       ==========

Liabilities and Stockholders' equity

Current liabilities:
   Accounts payable                                       $     9,166       $    5,757
   Accrued compensation and benefits                           12,915           16,867
   Accrued liabilities                                         11,049            9,240
   Short-term loan payable                                      6,847            6,847
   Deferred revenue                                            47,703           46,438
                                                          -----------       ----------

     Total current liabilities                                 87,680           85,149

Stockholders' equity:
   Capital stock and other comprehensive income               302,100          291,677
   Retained earnings                                           36,081           46,068
                                                          -----------       ----------

     Total stockholders' equity                               338,181          337,745
                                                          -----------       ----------

       Total liabilities and stockholders' equity         $   425,861       $  422,894
                                                          ===========       ==========


The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

                             LEGATO SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                   (in thousands, except per share amounts)

                                                                Three Months Ended
                                                                      March 31,
                                                          ------------------------------
                                                              2000               1999
                                                          -----------        -----------
                                                                  (unaudited)
Revenue:
   Product license                                        $    34,736        $    24,739
   Service and support                                         20,514             14,267
   Royalty                                                      5,270              4,939
                                                          -----------        -----------
       Total revenue                                           60,520             43,945

Cost of revenue:
   Product license                                              1,562              1,532
   Service and support                                          8,624              5,355
                                                          -----------        -----------
       Total cost of revenue                                   10,186              6,887
                                                          -----------        -----------

           Gross profit                                        50,334             37,058


Operating expenses:
   Research and development                                    15,329              7,712
   Sales and marketing                                         27,041             20,281
   General and administrative                                   9,469              4,808
   Amortization of intangibles                                  9,523                279
                                                          -----------        -----------
       Total operating expenses                                61,362             33,080
                                                          -----------        -----------

Income (loss) from operations                                 (11,028)             3,978

Interest and other income, net                                    941              1,404
                                                          -----------        -----------

Income (loss) before provision for income taxes               (10,087)             5,382

Provision (benefit from) for income taxes                        (100)             2,622
                                                          -----------        -----------

Net income (loss)                                         $    (9,987)       $     2,760
                                                          ===========        ===========


Other comprehensive income (loss), net of tax:
   Unrealized gains on securities                                   3                 32
                                                          -----------        -----------
Comprehensive income (loss)                               $    (9,984)       $     2,792
                                                          ===========        ===========

Basic earnings (loss) per share                           $     (0.12)       $      0.03
                                                          ===========        ===========

Diluted earnings (loss) per share                         $     (0.12)       $      0.03
                                                          ===========        ===========

Shares used in basic earnings (loss) per share
    calculations                                               86,394             78,873
                                                          ===========        ===========

Shares used in diluted earnings (loss) per share
    calculations                                               86,394             85,023
                                                          ===========        ===========


The accompanying notes are an integral part of the Condensed Consolidated
                             Financial Statements.

                             LEGATO SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)


                                                                                 Three Months Ended
                                                                                       March 31,
                                                                           ------------------------------
                                                                               2000               1999
                                                                           -----------        -----------
Cash flows from operating activities:
     Net (loss) income                                                     $    (9,987)       $    2,760
     Adjustments to reconcile net (loss) income to net cash provided by operating activities:
         Net deferred tax asset                                                 (1,968)            (2,924)
         Depreciation and amortization                                          12,609              2,312
         Provision for doubtful accounts                                           150                150
         Tax benefit from exercise of stock options                              1,228              2,798
         Changes in operating assets and liabilities:
              Accounts receivable                                                5,506              4,259
              Other current assets                                                (627)              (467)
              Accounts payable                                                   3,779               (956)
              Accrued compensation and benefits                                 (3,952)            (1,187)
              Accrued liabilities                                                1,439             (1,559)
              Deferred revenue                                                   1,265              5,052
                                                                           -----------        -----------

              Net cash provided by operating activities                          9,442             10,238


Cash flows from investing activities:
     Purchase of available-for-sale securities                                 (14,475)           (26,439)
     Maturities and sales of available-for-sale securities                      13,941             26,207
     Acquisition of property and equipment                                     (13,008)            (2,077)
     Purchase of long-term assets and other                                       (109)            (2,838)
                                                                           -----------        -----------

              Net cash used in investing activities                            (13,651)            (5,147)
Cash flows from financing activities:
     Proceeds from issuance of common stock                                      9,192              4,709
     Other                                                                          --               (142)
                                                                           -----------        -----------

              Net cash provided by financing activities                          9,192              4,567
                                                                           -----------        -----------

              Net increase in cash and cash equivalents                          4,983              9,658

Cash and cash equivalents at beginning of period                               115,222             83,177
                                                                           -----------        -----------

Cash and cash equivalents at end of period                                 $   120,205        $    92,835
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

                             LEGATO SYSTEMS, INC.
           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

Note 1.  Basis of Presentation and Restatement of Financial Statements

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position, results of operations and cash flows of Legato Systems, Inc. and its subsidiaries. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for any future interim periods or for the full fiscal year. The Notes to the Consolidated Financial Statements contained in the 1999 Report on Form 10-K should be read in conjunction with these Condensed Consolidated Financial Statements.

     On January 19, 2000, we announced that the we would be restating results for the third quarter of 1999 to reflect an adjustment concerning one contract that decreased revenue in the third quarter from $71.7 million to $65.9 million; this agreement has been subsequently terminated. On March 31, 2000, we filed a Form 12b-25 with the Securities and Exchange Commission stating that we were unable to file our Form 10-K within the prescribed period because, as a result of our regular first quarter review that included a review of past due accounts receivables, including certain fourth quarter transactions for which payment was due, we discovered additional information that related to such transactions and requested our independent auditors to evaluate such transactions in light of this additional information. On April 3, 2000, we announced that we discovered that a number of our sales representatives, acting outside their authority, had entered into side agreements affecting contracts signed with resellers in the fourth quarter. These side agreements supplemented the contractual arrangements for sales transactions with these resellers by making payment to us contingent on sale by the reseller. As a result, we delayed filing of our 10-K pending conclusion of our review of these matters. We also announced that we believed our revenue for the first quarter ended March 31, 2000 would be in the range of $54 million to $56 million, and that we expected to release complete financial results and provide additional information relating to the first quarter on April 19, 2000.

     On April 5, 2000, our Board of Directors appointed a special investigation committee of the board composed of two outside directors, Messrs. Bingham and Strohm, to investigate, with the assistance of outside counsel, the nature and extent of the side agreements and our revenue recognition practices. On April 17, 2000, we announced that although we had previously anticipated that we would file our Form 10-K by April 14, we would be delaying the filing of our Form
10-K pending completion of the evaluation of transactions throughout fiscal 1999. We also announced that, as a result of our ongoing investigation, we would delay the release of our financial results for the first 2000 until we had filed our Form 10-K. During its investigation, the committee discovered certain facts indicating that a number of our sales representatives, acting outside their authority, had entered into additional unauthorized written and oral agreements outside our standard contractual terms with certain of our resellers. These side agreements allowed the resellers to pay us only when they were paid by end users, to return product in the event that a sale to an end user was not consummated, or to pay us on extended terms. If the existence of these side agreements had been known at the time that the transactions were signed, we would not have recognized revenue on these transactions in the period in which they were initially recorded as the fees involved would not have been deemed to be fixed or determinable. Accordingly, we have revised the revenue recognition for all transactions with these resellers during fiscal 1999 to reflect the point in time when these fees were considered fixed or determinable which coincided with the receipt of payments from these resellers. The results of our review of the transactions in 1999 were such that we concluded that the problems surrounding unauthorized written and oral agreements did not extend into earlier years.

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

     For the quarter ended March 31, 1999, the impact is as follows:

                                                            Three Months Ended
                                                               March 31, 1999
                                                            ------------------
                                                               As        As
                                                            Reported  Restated

Total revenue                                               $ 52,351  $ 43,945
Gross profit                                                  45,464    37,058
Net income                                                     8,197     2,760
Basic earnings per share                                    $   0.10  $   0.03
Diluted earnings per share                                  $   0.10  $   0.03

Note 2. Computation of Earnings (Loss) Per Share

     Basic earnings (loss) per share is computed by dividing net (loss) income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common equivalent shares consist of the incremental common shares issuable upon exercise of stock options.

     A reconciliation of the numerator and denominator of basic and diluted earnings (loss) per share is provided as follows (in thousands, except per share amounts):


                                                            Three Months Ended
                                                                 March 31,
                                                            ------------------
                                                              2000      1999
                                                            --------   -------

Numerator - basic and diluted earnings (loss) per share
-------------------------------------------------------

   Net (loss) income                                        $ (9,987)  $  2,760
                                                            ========   ========

Denominator - basic earnings (loss) per share
---------------------------------------------

   Weighted average common shares outstanding                 86,394     78,873
                                                            --------   --------
   Basic earnings (loss) per share                          $  (0.12)  $   0.03
                                                            ========   ========

Denominator - diluted earnings (loss) per share
-----------------------------------------------

   Weighted average common shares outstanding                 86,394     78,873

   Effect of dilutive securities:

       Common stock options                                       --      6,150
                                                            --------   --------
   Weighted average common and common
   equivalent shares                                          86,394     85,023
                                                            ========   ========

   Diluted earnings (loss) per share                        $  (0.12)  $   0.03
                                                            ========   ========

Options excluded from diluted net income
per share calculation                                          5,639        281
                                                            ========   ========

     Certain shares of common stock issuable upon exercise of stock options were excluded from the calculation of diluted net (loss) income per share as the impact of the options would have been anti-dilutive.

Note 3. Comprehensive Income (Loss)

     Our unrealized gains on investments represents the only component of comprehensive (loss) income that is excluded from net (loss) income for the three-month period ended March 31, 2000. Our comprehensive(loss) income has been presented in the consolidated financial statements.

Note 4. Segment Information

     Management uses one measurement of profitability for its business. Our software products and related services are developed and marketed to support heterogeneous client/server computing environments and large scale enterprises. We market our products and related services to customers in the United States, Canada, Europe and Asia Pacific.

     Revenue information on a product basis is as follows for the three-months ended:

                                                           2000         1999
                                                         --------     --------
                                                             (in thousands)
     Product license
         NetWorker and related NetWorker products......  $ 31,222     $ 22,107
         Other products................................     3,514        2,182
     Service and support...............................    20,514       14,267
     Royalty...........................................     5,270        4,939
     Other products, primarily third-party hardware
     and software......................................        --          450
                                                         --------     --------
         Total.........................................  $ 60,520     $ 43,945
                                                         ========     ========

     We market our products and related services to customers in the United States, Canada, Europe and Asia Pacific. Product revenue and long-lived-asset information by geographic areas are as follows for the three-months ended March 31:


                                                           2000         1999
                                                         --------     --------
                                                             (in thousands)
Revenue:
   United States.......................................  $ 45,500     $ 31,897
   Europe..............................................    11,003       10,289
   Other countries.....................................     4,017        1,759
                                                         --------     --------
       Total...........................................  $ 60,520     $ 43,945
                                                         ========     ========


Long-lived assets:
   United States.......................................  $163,479     $ 18,087
   Europe..............................................     2,512        1,259
   Other countries.....................................     3,555        3,781
                                                         --------     --------
       Total...........................................  $169,546     $ 23,127
                                                         ========     ========

     The revenue information by geographical area is based on the country of destination. Other than the United States, no country accounted for more than 10 percent of our total revenue for the quarters ended March 31, 2000 and 1999.

Note 5. Recent Pronouncements


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

Note 6. Legal Proceedings

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

RESULTS OF OPERATIONS

Overview

     On January 19, 2000, we announced that the we would be restating results for the third quarter of 1999 to reflect an adjustment concerning one contract that decreased revenue in the third quarter from $71.7 million to $65.9 million; this agreement has been subsequently terminated. On March 31, 2000, we filed a Form 12b-25 with the Securities and Exchange Commission stating that we were unable to file our Form 10-K within the prescribed period because, as a result of our first quarter review that included a review of past due accounts receivables; including certain fourth quarter transaction for which payment was due, we discovered additional information that related to such transactions and requested our independent auditors to evaluate such transactions in light of this additional information. On April 3, 2000, we announced that we discovered that a number of our sales representatives, acting outside their authority, had entered into side agreements affecting contracts signed with resellers in the fourth quarter. These side agreements supplemented the contractual arrangements for sales transactions with these resellers by making payment to us contingent on sale by the reseller. As a result, we delayed filing of our 10-K pending conclusion of our review of these matters. We also announced that we believed our revenue for the first quarter ended March 31, 2000 would be in the range of $54 million to $56 million, and that we expected to release complete financial results and provide additional information relating to the first quarter on April 19, 2000.

     On April 5, 2000, our Board of Directors appointed a special investigation committee of the board composed of two outside directors, Messrs. Bingham and Strohm, to investigate, with the assistance of outside counsel, the nature and extent of the side agreements and our revenue recognition practices. On April 17, 2000, we announced that although we had previously anticipated that we would file our Form 10-K by April 14, we would be delaying the filing of our Form
10-K pending completion of the evaluation of transactions throughout fiscal 1999. We also announced that, as a result of our ongoing investigation, we would delay the release of our financial results for the first 2000 until we had filed our Form 10-K. During its investigation, the committee discovered certain facts indicating that a number of our sales representatives, acting outside their authority, had entered into additional unauthorized written and oral agreements outside our standard contractual terms with certain of our resellers. These side agreements allowed the resellers to pay us only when they were paid by end users, to return product in the event that a sale to an end user was not consummated, or to pay us on extended terms. If the existence of these side agreements had been known at the time that the transactions were signed, we would not have recognized revenue on these transactions in the period in which they were initially recorded as the fees involved would not have been deemed to be fixed or determinable. Accordingly, we have revised the revenue recognition for all transactions with these resellers during fiscal 1999 to reflect the point in time when these fees were considered fixed or determinable which coincided with the receipt of payments from these resellers. The results of our review of the transactions in 1999 were such that we concluded that the problems surrounding unauthorized written and oral agreements did not extend into earlier years.

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

     We develop, license, market and support network storage management software products for heterogeneous client/server computing environments and large-scale enterprises. Our data protection products, primarily the

NetWorker family of software products, from which we derive a substantial majority of our revenue, and data availability products, primarily HA+, Octopus, Replication and Cluster products, support many storage management server platforms and can accommodate a variety of servers, clients, applications, databases and storage devices. We license our products through resellers and directly to end users primarily located in North America, Europe and Asia Pacific. We also license our source code to original equipment manufacturers, or OEMs, in exchange for initial licensing fees and receives ongoing royalties from the OEMs' product sales. Substantially all of the OEMs are large computer system and software suppliers located in the United States, Europe and Asia Pacific.

     Selected elements of our consolidated financial statements are shown below as a percentage of total revenue.

                                                               Three Months Ended
                                                                    March 31,
                                                            ------------------------
                                                              2000            1999
                                                            --------        --------
     Revenue:
         Product license                                          57%             56%
         Service and support                                      34              33
         Royalty                                                   9              11
                                                            --------        --------
              Total revenue                                      100             100

     Cost of revenue:
         Product license                                           3               3
         Service and support                                      14              12
                                                            --------        --------
              Total cost of revenue                               17              15
                                                            --------        --------
                  Gross profit                                    83              85

     Operating expenses:
         Research and development                                 25              18
         Sales and marketing                                      45              46
         General and administrative                               15              11
         Amortization of intangibles                              16               1
                                                            --------        --------
              Total operating expenses                           101              76
                                                            --------        --------
     Income (loss) from operations                               (18)              9
     Interest and other, net                                       2               3
                                                            --------        --------
     Income (loss) before provision for income taxes             (16)             12
     Provision for (benefit from) income taxes                     -               6
                                                            --------        --------
     Net income (loss)                                           (16)%             6%
                                                            ========        ========

Revenue

     Total revenue for the first quarter of 2000 increased 38% percent over total revenue for the comparable period of 1999. The increase was attributable to the continued acceptance of our NetWorker family of products, increased product license sales to large-scale enterprises and increased sales of service and support contracts.

     Product license revenue. Product license revenue were $34.7 million in the first quarter of 2000 and $24.7 million in the first quarter of 1999. Product license revenue increased 40 percent from the first quarter of 1999 to the first quarter of 2000 primarily as a result of the continued acceptance of our products and increased product sales to large-scale enterprises. We recognize product revenue upon shipment if a signed contract exists, the fee is fixed or determinable, collection of resulting receivables is probable and product returns are reasonably estimable, except for sales to domestic distributors and certain value-added resellers for 1999. We recognize revenue from domestic distributors upon sale by the distributor since these distributors have unlimited rights of return and we historically have not been able to make reasonable estimates of product returns for these distributors. We also incur additional internal costs to assist our distributors in selling our products to end users. For transactions entered into 1999 with those value-added resellers where we have determined that fees were not fixed or determinable due to circumstances involving unauthorized written and oral agreements outside our normal contractual terms, as discussed in Note 1, we recognize revenue upon receipt of cash. A total of $7.1 million has been billed to those resellers for transactions entered into in 1999 and for which products have been delivered but for which the receivable and revenue has not been recognized. For certain sales where the licensing fee is not due until the customer deploys the software, revenue is recognized when the customer reports to us that the software has been deployed. Prior growth rates of our product license revenue are not indicative of future product license revenue growth rates and may not be sustainable in the future.

     Service and Support Revenue. Service and support revenue was $20.5 million in the first quarter of 2000 and $14.3 million in the first quarter of 1999. Service and support revenue increased 44 percent from the first quarter of

1999 to the first quarter of 2000 primarily as a result of the growth in the number of registered customers electing to subscribe to support contracts and to renew software support contracts after the initial one-year term. Our increase in internal staffing for software support and education and consulting services helped to increase new sales and renewals of our software support contracts, as well as sales of education and consulting services we offer. We collect fees for ongoing customer support and product updates in advance and recognize this support revenue ratably over the period of the contract. For education and consulting services, we recognize revenue when such services are performed. Prior growth rates of our software service and support revenue are not indicative of future software service and support revenue growth rates and may not be sustainable in the future.

     Royalty Revenue. Royalty revenue was $5.3 million in the first quarter of 2000 and $4.9 million in the first quarter of 1999. Royalty revenue is recognized upon receipt of quarterly royalty reports from OEMs related to their product sales for the previous quarter. Prior growth rates of our royalty revenue are not indicative of future royalty revenue growth rates and may not be sustainable in the future.

     International revenue was $15.0 million in the first quarter of 2000 and $12.0 million in the first quarter of 1999. International revenue increased 25 percent from the first quarter of 1999 to the first quarter of 2000. International revenue accounted for 25 percent of total revenue in the first quarter of 2000 and 27 percent in the first quarter of 1999. International license revenue increased in absolute dollars primarily as a result of the continued market acceptance of our products overseas. An increase in the number of international sales offices and international distributors and resellers marketing our products helped increase the market acceptance of our products overseas. The majority of international revenue during these periods was made in Europe. We continue to expand our international operations, which requires significant management attention and financial resources and could materially adversely affect our operating results. To the extent that we are unable to effect these additions in a timely manner, our growth, if any, in international revenue will be limited, and our business, operating results and financial condition could be seriously harmed. In addition, we cannot guarantee that we will be able to maintain or increase international market demand for our products.

Gross Profit

     Gross profit was $50.3 million in the first quarter of 2000 and $37.1 million in the first quarter of 1999, representing 83 percent of total revenue in the first quarter of 2000 and 85 percent of total revenue in the first quarter of 1999. Gross profit consists of product license, service and support and other revenue less related costs.

     Gross profit from product license revenue was $33.2 million in the first quarter of 2000 and $23.2 million in the first quarter of 1999, representing 95 percent of product license in the first quarter of 2000 and 94 percent in the first quarter of 1999. Gross profit from product license increased 43 percent from the first quarter of 1999 to the first quarter of 2000. Gross profit from product license consists of primarily of product license revenue less the related costs. Related costs of revenue consist primarily of product media, documentation and packaging.

     Gross profit from service and support revenue was $11.9 million in the first quarter of 2000 and $8.9 million in 1999, representing 58 percent of the service and support revenue in the first quarter of 2000 and 62 percent in 1999. Gross profit from service and support revenue increased 33 percent from the first quarter of 1999 to the same period of 2000. Gross profit from service and support revenue as a percentage of service and support revenue decreased primarily as a result of increased costs attributed to our continued investment in developing new service and support offering and providing consulting services. The continued investment consists of costs associated with supporting a larger installed base of products, as well as costs to provide higher support levels to customers. Costs of service and support revenue consist primarily of personnel-related costs incurred in providing telephone support, consulting services, and training to customers, costs of providing software updates and costs of education and consulting materials.

Operating Expenses

     Research and Development. Research and development expenses consist primarily of personnel-related costs. Research and development expenses were $15.3 million in the first quarter of 2000 and $7.7 million in the first quarter of 1999, representing 25 percent of total revenue in the first quarter of 2000 and 18 percent in the first quarter of 1999. Research and development expenses increased 99 percent from the first quarter of 1999 to the first quarter of 2000. The increases in research and development expenses in absolute dollars reflect increased staffing and associated support for engineers necessary to continue to expand, enhance and maintain our product lines. The increases in research and development expenses as a percentage of revenue reflect growth rates of such expenses exceeding revenue growth rates from the first quarter of 1999. We believe that research and development expenses may continue to increase in absolute dollars as we continue to invest in developing new products, applications, and product enhancements.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries and commissions for sales and marketing personnel and promotional expenses. Sales and marketing expenses were $27.0 million in the first quarter of 2000 and $20.3 million in the first quarter of 1999, representing 45 percent of total revenue in the first quarter of 2000 and 46 percent in 1999. Sales and marketing expenses increased 33 percent from the first quarter of 1999 to the first quarter of 2000. The increases in sales and marketing expenses were primarily attributable to the continued growth of our sales force and associated support personnel. The increase in sales and marketing expenses from the first quarter of 1999 to the first quarter of 2000 is also attributed to additional marketing and promotional activities to increase awareness of our products. We believe that sales and marketing expenses may continue to increase in absolute dollars as we may continue to expand our sales and marketing staff.

     General and Administrative. General and administrative expenses include personnel and other costs of our finance, human resources, facilities, information systems and other administrative departments. General and administrative expenses were $9.5 million in the first quarter of 2000 and $4.8 million in the first quarter of 1999, representing 15 percent of total revenue in the first quarter of 2000 and 11 percent of total revenue in the first quarter of 1999. General and administrative expenses increased 97 percent from the first quarter of 1999 to the first quarter of 2000. The increases in general and administrative expenses from the first quarter of 1999 to the first quarter of 2000 was primarily attributable to increased staffing and related costs required to manage and support our expansion. Increases from the first quarter of 1999 were also attributed to professional fees incurred in connection with the special investigation committee appointed by our Board of Directors and threatened shareholder litigation (See Notes 1 and 6 to the Notes of the Condensed Consolidated Financial Statements). We believe that general and administrative expenses may increase in dollar amount as we may continue to expand our operations and incur additional legal expenses in connection with the threatened shareholder litigation.

     Amortization of Intangibles. Amortization of intangibles was $9.5 million in the first quarter of 2000 and $279,000 in the first quarter of 1999. The increase from the first quarter of 1999 is primarily attributed to the amortization of intangibles related to the acquisitions of Intelliguard Software, Inc. and Vinca Corporation during 1999. We are amortizing these intangibles on a straight-line basis over periods ranging from seventeen months to five years from the dates of acquisition.

     Interest and Other Income, Net. Interest and other income, net, was $0.9 million in the first quarter of 2000 and $1.4 million in the first quarter of 1999. Interest and other income primarily represent interest income from funds available for investment. The decrease in interest and other income, net, relates primarily to increased interest earned from our short-term and long-term investments offset by losses from unfavorable foreign currency translation and interest expense from a short-term loan.

     Provision for Income Taxes. The benefit from income taxes for the first quarter of 2000 was $0.1 million, compared to a provision for income tax of $2.5 million for the first quarter of 1999. The effective tax rate was 1 percent for the first quarter of 2000 and 47 percent for the first quarter of 1999. The decrease primarily reflects a loss before income taxes of $10.1 million for the three-months ended March 31, 2000 compared to income before income taxes of $5.4 million for the same period in 1999.


LIQUIDITY AND CAPITAL RESOURCES

     Our cash, cash equivalents and investments totaled $175.4 million at March 31, 2000, and represented 41 percent of total assets. Cash and cash equivalents are highly liquid investments with original maturities of ninety days or less. Investments consist mainly of short-term and long-term municipal securities and auction rate receipts. At March 31, 2000, we had no long-term debt and stockholders' equity was $338.2 million.

     We have financed our operations to date primarily by cash from operations and sales of common stock. Net cash provided by operating activities was $9.4 million in the first quarter of 2000. Net cash provided by operations in the first quarter of 2000 consisted primarily of net loss of $10.0 million, the tax benefit from exercise of stock options of $1.2 million and depreciation and amortization of $12.6 million and the net change in operating assets and liabilities of $7.4 million, offset by net deferred tax assets of $2.0 million.

     Net cash used in investing activities was $13.7 million in the first quarter of 2000. Net cash used in investing activities primarily reflected net purchases of marketable securities of $0.5 million and purchases of property and equipment of $13.0 million.

     Net cash provided by financing activities was $9.2 million in the first quarter of 2000. Net cash provided by financing activities consisted primarily of proceeds received from the issuance of our common stock.

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

RISK FACTORS

     In addition to the other information in this Report, the following risk factors should be considered carefully in evaluating our business and us:

     Our Quarterly Operating Results Are Volatile.

     Our quarterly operating results have varied in the past and may vary in the future. Our quarterly operating results may vary depending on a number of factors, many of which are outside of our control, including:

     .   The size and timing of orders;
     .   Increased competition;
     . Market acceptance of our new products, applications and product enhancements or our competitors;
     .   Changes in pricing policies or those of our competitors;
     . Our ability to develop, introduce and market new products, applications and product enhancements;
     .   Ability to integrate acquired businesses;
     .   Our ability to control costs;
     .   Quality control of products sold;
     .   Lengthy sales cycles, particularly with enterprise license transactions;
     . Delay in the recognition of revenue from enterprise license and application service provider transactions;
     . Modification in reseller relationships resulting in changes to revenue recognition policies;
     .   Success in expanding sales and marketing programs;
     .   Technological changes in our markets;
     .   The mix of sales among our channels;
     . Deferrals of customer orders in anticipation of new products, applications or product enhancements;
     . Market readiness to deploy our products for distributed computing environments;
     .   Changes in our strategy or that of our competitors;
     .   Customer budget cycles and changes in these budget cycles;
     .   Foreign currency and exchange rates;
     . Acquisition costs or other non-recurring charges in connection with the acquisition of companies, products or technologies;
     .   Cost and expenses related to class action litigation;
     .   Personnel changes; and
     .   General economic factors.

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

     Novell NetWare and Windows NT and Windows 2000 platforms:
     ---------------------------------------------------------
         Computer Associates (Cheyenne Software); and
         Seagate (Palindrome and Arcada).

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

     We Rely on Enterprise License Transactions.

     In the past, we marketed our products at the department level of corporate customers. Within the last few years, we developed strategies to pursue larger enterprise license transactions with corporate customers. We may fail to successfully market our products in larger enterprise license transactions. Such failure would seriously harm our business, operating results and financial condition. Our operating results are sensitive to the timing of such orders. Such orders are difficult to manage and predict, because:

     . The sales cycle is typically lengthy, generally lasting three to six months, and varies substantially from transaction to transaction;
     . They often include multiple elements such as product licenses and service and support;
     . Recognition of revenue from enterprise license transactions may vary from transaction to transaction; o They typically involve significant technical evaluation and commitment of capital and other resources; and
     . Customers' internal procedures frequently cause delays in orders. Such internal procedures include approval of large capital expenditures, implementation of new technologies within their networks, and testing new technologies that affect key operations.

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

     We Rely on Our Sales Personnel

     We have recently experienced a number of voluntary resignations in our sales force and may have further attrition or disruption in the sales force following our recent announcements. Our future success depends on our continuing ability to attract and retain highly qualified sales personnel. Competition for such personnel is intense, and we may fail to retain our sales personnel or attract, assimilate or retain other highly qualified sales personnel in the future. Any further attrition or disruption to our sales force could seriously harm our business, operating results and financial condition.

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

     Year 2000 Issues Could Affect Our Business.

     Many currently installed computer systems and software products include coding to accept only two digit entries in the date code field. These date code fields need to accept four digit entries to distinguish 21/st/ century dates from 20/th/ century dates. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. Some uncertainty existed in the software industry concerning the potential effects associated with such problems, although much of that uncertainty has now been allayed following the roll-over to the Year 2000.

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

Item 1.  Legal Proceedings

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

Item 2. Changes in Securities and Use of Proceeds
        Not applicable

Item 3. Defaults Upon Senior Securities
        Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders
        Not applicable.

Item 5. Other Information
        Not applicable.

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

LEGATO SYSTEMS, INC.




Date: May 17, 2000         /s/ Stephen C. Wise
                           ------------------------------------------

                           Stephen C. Wise
                           Senior V.P. of Finance and Chief Financial Officer

                           (Duly authorized officer and principal financial and accounting officer)