Form 10-Q/A
period 1999-03-31
LEGATO SYSTEMS INC
filed 2000-06-08
CIK 859360

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 2

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1999

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from          to          .
                               --------    ---------

                         Commission File Number: 0-26130

                              LEGATO SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                                94-3077394
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

The number of shares outstanding of the registrant's common stock as of April 30, 2000 was 86,828,506.


                              LEGATO SYSTEMS, INC.

                                      INDEX

                                                                                                        Page
                                                                                                        ----
PART I:  CONDENSED FINANCIAL INFORMATION

   Item 1.  Financial Statements:

       Condensed Consolidated Balance Sheets as of March 31, 1999 and December 31, 1998                   3

       Condensed Consolidated Statements of Income for the three-month periods ended March 31,
         1999 and 1998                                                                                    4

       Condensed Consolidated Statements of Cash Flows for the three-month periods ended March 31,
         1999 and 1998                                                                                    5

       Notes to the Condensed Consolidated Financial Statements                                           6

   Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations        11

   Item 3.  Qualitative and Quantitative Disclosures About Market Risks                                  25


PART II:  OTHER INFORMATION

   Item 1.  Legal Proceedings                                                                            26

   Item 2.  Changes in Securities and Use of Proceeds                                                    26

   Item 3.  Defaults Upon Senior Securities                                                              26

   Item 4.  Submission of Matters to a Vote of Security Holders                                          26

   Item 5.  Other Information                                                                            26

   Item 6. Exhibits and Reports on Form 8-K                                                              27

SIGNATURE                                                                                                28

PART I:      CONDENSED FINANCIAL INFORMATION

ITEM 1:      FINANCIAL STATEMENTS

                              LEGATO SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (in thousands)


                                                           March 31,       December 31,
                                                             1999              1998
                                                          -----------      -----------
                                                          (unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                              $    92,835      $    83,177
   Short-term investments                                      30,627           33,772
   Accounts receivable, net                                    35,573           39,982
   Other current assets                                         6,526            6,059
   Deferred tax asset                                          14,765           11,836
                                                          -----------      -----------

     Total current assets                                     178,514          174,826

Long-term investments                                          12,391            9,023
Property and equipment, net                                    21,164           21,119
Intangible assets, net                                          1,963            2,243
Other assets                                                    3,374              536
                                                          -----------      -----------

       Total assets                                       $   219,218      $   207,747
                                                          ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                       $     3,621      $     4,577
   Accrued liabilities                                         19,392           22,239
   Deferred revenue                                            26,931           21,879
                                                          -----------      -----------

     Total current liabilities                                 49,944           48,695

Deferred tax liability                                            528              523
                                                          -----------      -----------

     Total liabilities                                         50,472           49,218

Stockholders' equity:
   Capital stock and other comprehensive income               122,622          115,165
   Retained earnings                                           46,124           43,364
                                                          -----------      -----------

     Total stockholders' equity                               168,746          158,529
                                                          -----------      -----------

Total liabilities and stockholders' equity                $   219,218      $   207,747
                                                          ===========      ===========

          The accompanying notes are an integral part of the Condensed
                       Consolidated Financial Statements.



                              LEGATO SYSTEMS, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                    (in thousands, except per share amounts)


                                                                Three Months Ended
                                                                     March 31,
                                                          ------------------------------
                                                             1999                1998
                                                          -----------        -----------
                                                                    (unaudited)
Revenue:
   Product license                                        $    24,739        $    22,018
   Service and support                                         14,267              7,624
   Royalty                                                      4,939              4,743
                                                          -----------        -----------
       Total revenue                                           43,945             34,385

Cost of revenue:
   Product license                                              1,532              2,143
   Service and support                                          5,355              3,035
                                                          -----------        -----------
       Total cost of revenue                                    6,887              5,178
                                                          -----------        -----------

           Gross profit                                        37,058             29,207

Operating expenses:
   Research and development                                     7,712              5,505
   Sales and marketing                                         20,281             15,560
   General and administrative                                   4,808              3,700
   Amortization of intangibles                                    279                279
                                                          -----------        -----------
       Total operating expenses                                33,080             25,044
                                                          -----------        -----------

Income from operations                                          3,978              4,163

Interest and other income, net                                  1,404                994
                                                          -----------        -----------

Income before provision for income taxes                        5,382              5,157

Provision for income taxes                                      2,622              2,039
                                                          -----------        -----------

Net income                                                $     2,760        $     3,118
                                                          ===========        ===========

Other comprehensive income (loss), net of tax:
   Unrealized gains on securities                                  32                 32
                                                          -----------        -----------
Comprehensive income                                      $     2,792        $     3,150
                                                          ===========        ===========

Basic earnings per share                                  $      0.03        $      0.04
                                                          ===========        ===========

Diluted earnings per share                                $      0.03        $      0.04
                                                          ===========        ===========

Shares used in basic earnings per share calculations           78,873             75,338
                                                          ===========        ===========

Shares used in diluted earnings per share calculations         85,023             81,335
                                                          ===========        ===========


          The accompanying notes are an integral part of the Condensed
                       Consolidated Financial Statements.



                              LEGATO SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                               Three Months Ended
                                                                                    March 31,
                                                                           --------------------------
                                                                               1999           1998
                                                                           -----------    -----------
                                                                                   (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                            $     2,760       $  3,118

     Adjustments to reconcile net income to net cash provided by operating activities:
         Deferred tax asset                                                     (2,924)          (646)
         Depreciation and amortization                                           2,312          1,542
         Tax benefit from exercise of stock options                              2,798          3,467
         Provision for sales returns                                             1,858          1,370
         Provision for doubtful accounts                                             -             22
         Changes in operating assets and liabilities:
              Accounts receivable                                                2,551          3,801
              Other current assets                                                (467)           433
              Accounts payable                                                    (956)         2,435
              Accrued liabilities                                               (2,746)        (3,129)
              Deferred revenue                                                   5,052            238
                                                                           -----------    -----------

              Net cash provided by operating activities                         10,238         12,651

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of available-for-sale securities                                 (26,439)       (10,204)
     Maturities and sales of available-for-sale securities                      26,207         22,278
     Acquisition of property and equipment                                      (2,077)        (3,090)
     Purchase of long-term assets and other                                     (2,838)          (230)
                                                                           -----------    -----------

              Net cash provided by (used in) investing activities               (5,147)         8,754

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                      4,709          4,124
     Other                                                                        (142)            (3)
                                                                           ------------   -----------

              Net cash provided by financing activities                          4,567          4,121
                                                                           -----------    -----------

Net increase in cash and cash equivalents                                        9,658         25,526

Cash and cash equivalents at beginning of period                                83,177         38,155
                                                                           -----------    -----------

Cash and cash equivalents at end of period                                 $    92,835    $    63,681
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

                              LEGATO SYSTEMS, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1.  BASIS OF PRESENTATION AND RESTATEMENT OF FINANCIAL STATEMENTS

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position, results of operations and cash flows of Legato Systems, Inc. and its subsidiaries. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for any future interim periods or for the full fiscal year. The Notes to the Consolidated Financial Statements contained in the 1998 Report on Form 10-K should be read in conjunction with these Condensed Consolidated Financial Statements. The balance sheet as of December 31, 1998 was derived from our audited financial statements for 1998 but does not include all disclosures required by generally accepted accounting principles.

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

     On April 5, 2000, our Board of Directors appointed a special investigation committee of the board composed of two outside directors, Messrs. Bingham and Strohm, to investigate, with the assistance of outside counsel, the nature and extent of the side agreements and our revenue recognition practices. On April 17, 2000, we announced that although we had previously anticipated that we would file our Form 10-K by April 14th, we would be delaying the filing of our Form 10-K pending completion of the evaluation of transactions throughout fiscal 1999. We also announced that, as a result of our ongoing investigation, we would delay the release of our financial results for the first quarter of 2000 until we had filed our Form 10-K. During its investigation, the committee discovered certain facts indicating that a number of our sales representatives, acting outside their authority, had entered into additional unauthorized written and oral agreements outside our standard contractual terms with certain of our resellers. These side agreements allowed the resellers to pay us only when they were paid by end users, to return product in the event that a sale to an end user was not consummated, or to pay us on extended terms. If the existence of these side agreements had been known at the time that the transactions were signed, we would not have recognized revenue on these transactions in the period in which they were initially recorded as the fees involved would not have been deemed to be fixed or determinable. Accordingly, we have revised the revenue recognition for all transactions with these resellers during fiscal 1999 to reflect the point in time when these fees were considered fixed or determinable which coincided with the receipt of payments from resellers. The results of our review of the transactions in 1999 were such that we concluded that the problems surrounding unauthorized written and oral agreements did not extend into earlier years.

     As a result of the revisions discussed above, we are restating our revenues and results of operations for the quarters ended September 30, 1999, June 30, 1999 and March 31, 1999 . The effect of these adjustments is a decrease in revenue of $23.0 million and a decrease in net income of $12.3 million for the year ended December 31, 1999.

     For the quarter ended March 31, 1999, the impact is as follows:

                                                       Three Months Ended
                                                         March 31, 1999
                                                     ----------------------
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

     A reconciliation of the numerator and denominator of basic and diluted earnings per share is provided as follows (in thousands, except per share amounts):

                                                            Three Months Ended
                                                                March 31,
                                                          ----------------------
                                                            1999          1998
                                                          ---------    ---------
Numerator - basic and diluted earnings per share
------------------------------------------------

     Net income                                           $   2,760    $   3,118
                                                          =========    =========

Denominator - basic earnings per share
--------------------------------------

     Weighted average common shares outstanding              78,873       75,338
                                                          ---------    ---------

     Basic earnings per share                             $    0.03    $    0.04
                                                          =========    =========

Denominator - diluted earnings per share
----------------------------------------

     Weighted average common shares outstanding              78,873       75,338

     Effect of dilutive securities:

         Common stock options                                 6,150        5,997
                                                          ---------    ---------

     Weighted average common and common
     equivalent shares                                       85,023       81,335
                                                          =========    =========

     Diluted earnings per share                           $    0.03    $    0.04
                                                          =========    =========


Options excluded from diluted earnings
per share calculation                                           384          281
                                                          =========    =========

     Certain shares of common stock issuable upon exercise of stock options were excluded from the calculation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

NOTE 3.  COMPREHENSIVE INCOME

     Our unrealized gains on investments represents the only component of comprehensive income that is excluded from net income for the three-month periods ended March 31, 1999 and 1998. Our comprehensive income has been presented in the consolidated financial statements.

NOTE 4. SEGMENT INFORMATION

     Management uses one measurement of profitability for its business. Our software products and related services are developed and marketed to support heterogeneous client/server computing environments and large scale enterprises. We market our products and related services to customers in the United States, Canada, Europe and Asia Pacific.

   The table below presents revenue information by geographic area:

                                                         3 Months Ended
                                                            March 31,
                                                       1999            1998
                                                     ---------      ---------
                                                          (in thousands)
Revenue:
     United States...............................   $   31,897     $   24,913
     Europe......................................       10,289          7,893
     Other countries.............................        1,759          1,579
                                                    ----------      ---------
         Total...................................    $  43,945      $  34,385
                                                     =========      =========


                                                      March 31,    December 31,
                                                         1999          1998
                                                    ----------      ----------
Long-lived assets:
     United States...............................   $   18,087      $  18,390
     Europe......................................        1,259          1,113
     Other countries.............................        3,781          3,859
                                                    ----------      ---------
         Total...................................   $   23,127     $   23,362
                                                    ==========     ==========

     The revenue information by geographical area is based on the country of destination. Other than the United States, no country accounted for more than 10 percent of our total revenue for the quarters ended March 31, 1999 and 1998.

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

         The table below presents the separate results of operations of Legato and FullTime for the periods prior to the combination:

                                                        Three Months Ended
                                                             March 31,
                                                      ----------------------
                                                        1999          1998
                                                      ---------    ---------
                                                          (in thousands)
Revenue:
     Legato Systems, Inc.                             $  39,873    $  28,414
     FullTime Software, Inc.                              4,072        5,971
                                                      ---------    ---------
         Total                                        $  43,945    $  34,385
                                                      =========    =========

Net income (loss):
     Legato Systems, Inc.                             $   4,691    $   5,195
     FullTime Software, Inc.                             (1,931)      (2,077)
                                                      ----------   ----------
         Total                                        $   2,760    $   3,118
                                                      =========    =========

NOTE 6.  RECENT PRONOUNCEMENTS

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

     In December 1998, AcSEC released Statement of Position 98-9, or SOP 98-9, Modification of SOP 97-2, "Software Revenue Recognition," with Respect to Certain Transactions, effective March 15, 1999. SOP 98-9 amended SOP 97-2 to require that an entity recognize revenue for multiple element arrangements by means of the "residual method" when (1) there is vendor-specific objective evidence, or VSOE, of the fair values of all the undelivered elements that are not accounted for by means of long-term contract accounting, (2) VSOE of fair value does not exist for one or more of the delivered elements, and (3) all revenue recognition criteria of SOP 97-2 (other than the requirement for VSOE of the fair value of each delivered element) are satisfied. These paragraphs of SOP 97-2 and SOP 98-9 were effective for transactions that were entered into in fiscal years beginning after March 15, 1999. Retroactive application is prohibited. The effect of the adoption in fiscal year 2000 was not material.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, or SAB 101, Revenue Recognition in Financial Statements. SAB 101 provides guidance for revenue recognition under certain circumstances. We are currently evaluating the impact of SAB 101 on our financial statements and related disclosures. The accounting and disclosures prescribed by SAB 101 will be effective for our fiscal year ending December 31, 2000.

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

NOTE 7.  SUBSEQUENT EVENTS

     On April 1, 1999, we completed the acquisition of Intelliguard Software, Inc. and O.R.P., Inc., developers of standards-based storage management solutions for storage area networks. In this document, we refer to Intelliguard Software, Inc. and O.R.P., Inc. collectively as "Intelliguard." We issued 1,440,000 shares of our common stock and provided cash consideration of $9.0 million for all of the outstanding stock and stock rights of Intelliguard. We accounted for the transaction as a business purchase combination.

     On July 30, 1999, we completed the acquisition of Vinca Corporation, a Utah-based leader in high availability and data protection software. The transaction was accounted for as a purchase business combination. We issued 1,531,000 shares of our common stock and provided cash consideration of $18.8 million in exchange for all the stock and options of Vinca Corporation. We accounted for the transaction as a purchase business combination.

     On August 13, 1999, we effected a two-for-one stock split (in the form of a stock dividend). This stock split has been retroactively reflected in the accompanying Condensed Consolidated Financial Statements.

     On November 18, 1999, the Company entered into a definitive agreement to acquire Ontrack Data International, Inc. ("Ontrack"), a developer of data recovery software and a provider of storage service solutions. On January 24, 2000, we entered into a Mutual Termination Agreement with Ontrack to immediately terminate the Agreement and Plan of Reorganization dated November 18, 1999.

     On January 20, 2000, a shareholder securities class action complaint was filed in the U.S. District Court, Northern District of California, against Legato and certain of its directors and officers. Other similar class actions involving the same defendants and substantially similar allegations were filed soon thereafter. The complaints generally allege that, between October 21, 1999 and January 19, 2000, the defendants made false or misleading statements of material fact about our prospects and failed to follow generally accepted accounting principles. The complaints assert claims under the federal securities laws. The complaints seek an unspecified amount in damages. The court has determined that all of the cases are related and assigned them to one federal judge. Two plaintiffs filed motions to be appointed as lead plaintiff. On May 1, 2000, the court held a hearing and consolidated all of the pending cases. On May 10, 2000, the court entered an order appointing a lead plaintiff; the other proposed lead plaintiff has appealed that decision.

     On February 1, 2000, a shareholder derivative action was filed in the U.S. District Court, Northern District of California, against certain of our officers and directors. We are named as nominal defendant. The complaint generally alleges the same conduct as the shareholder class actions filed in U.S. District Court. The complaint asserts that as a result of this conduct certain of our officers and directors breached their fiduciary duties to us and engaged in improper insider trading. The complaint seeks an unspecified amount in damages and injunctive relief on our behalf. The court determined that the derivative action is related to the class actions and has assigned it to the same federal judge. In June 2000 we were served with another shareholder derivative complaint filed in the U.S. District Court, Northern District of California, against certain of our officers and directors. We are named as nominal defendant. The complaint generally alleges the same conduct and claims as the shareholder class actions filed in U.S. District Court and the earlier derivative action filed in federal court. The complaint seeks an unspecified amount in damages and injunctive relief on our behalf.

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

     On May 23, 2000, a shareholder derivative action was filed in the Superior Court of California, County of San Mateo, against certain of our officers and directors. We are named as a nominal defendant. The complaint generally alleges the same conduct as the shareholder class actions filed in U.S. District Court. The complaint asserts that as a result of this conduct certain of our officers and directors breached their fiduciary duties to us, abused their control, were unjustly enriched, and violated provisions of the California Corporations Code. The complaint seeks an unspecified amount in damages and injunctive relief on our behalf.

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

     On April 5, 2000, our Board of Directors appointed a special investigation committee of the board composed of two outside directors, Messrs. Bingham and Strohm, to investigate, with the assistance of outside counsel, the nature and extent of the side agreements and our revenue recognition practices. On April 17, 2000, we announced that although we had previously anticipated that we would file our Form 10-K by April 14th, we would be delaying the filing of our Form 10-K pending completion of the evaluation of transactions throughout fiscal 1999. We also announced that, as a result of our ongoing investigation, we would delay the release of our financial results for the first quarter of 2000 until we had filed our Form 10-K. During its investigation, the committee discovered certain facts indicating that a number of our sales representatives, acting outside their authority, had entered into additional unauthorized written and oral agreements outside our standard contractual terms with certain of our resellers. These side agreements allowed the resellers to pay us only when they were paid by end users, to return product in the event that a sale to an end user was not consummated, or to pay us on extended terms. If the existence of these side agreements had been known at the time that the transactions were signed, we would not have recognized revenue on these transactions in the period in which they were initially recorded as the fees involved would not have been deemed to be fixed or determinable. Accordingly, we have revised the revenue recognition for all transactions with these resellers during fiscal 1999 to reflect the point in time when these fees were considered fixed or determinable which coincided with the receipt of payments from resellers. The results of our review of the transactions in 1999 were such that we concluded that the problems surrounding unauthorized written and oral agreements did not extend into earlier years.

     As a result of the revisions discussed above, we are restating our revenues and results of operations for the quarters ended September 30, 1999, June 30, 1999 and March 31, 1999. The effect of these adjustments is a decrease in revenue of $23.0 million and a decrease in net income of $12.3 million for the year ended December 31, 1999.

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

     We acquired Fulltime in 1999 primarily for its respective product offerings and research and development teams. We accounted for the merger with Fulltime as a pooling-of-interests. Accordingly, we restated the financial statements to represent the combined financial results of the previously separate entities for all periods presented.

     Selected elements of our consolidated financial statements are shown below as a percentage of total revenue.

                                                       Three Months Ended
                                                             March 31,
                                                  -----------------------------
                                                      1999              1998
                                                  -----------       -----------
     Revenue:
         Product license                                   56%               64%
         Service and support                               33                22
         Royalty                                           11                14
                                                  -----------       -----------
              Total revenue                               100               100

     Cost of revenue:
         Product license                                    3                 6
         Service and support                               12                 9
                                                  -----------       -----------
              Total cost of revenue                        15                15
                                                  -----------       -----------
                  Gross profit                             85                85

     Operating expenses:
         Research and development                          18                16
         Sales and marketing                               46                45
         General and administrative                        11                11
         Amortization of intangibles                        1                 1
                                                  -----------       -----------
              Total operating expenses                     76                73
                                                  -----------       -----------
     Income from operations                                 9                12
     Interest and other, net                                3                 3
                                                    ---------       -----------
     Income before provision for income taxes              12                15
     Provision for income taxes                             6                 6
                                                  -----------       -----------
     Net income                                             6%                9%
                                                  ============      ============

Revenue

     Total revenue for the first quarter of 1999 increased 28% percent over total revenue for the comparable period of 1998. The increase was attributable to the continued acceptance of our NetWorker family of products, increased product license sales to large-scale enterprises and increased sales of service and support contracts.

     Product license revenue. Product license revenue were $24.7 million in the first quarter of 1999 and $22.0 million in the first quarter of 1998. Product license revenue increased 12 percent from the first quarter of 1998 to the first quarter of 1999 primarily as a result of the continued acceptance of our products and increased product sales to large-scale enterprises. The increases were primarily attributable to the continued acceptance of our family of products, expansion of our product lines resulting from research and development efforts and integration of products from acquired companies and increased product sales to large-scale enterprises. We recognize product revenue upon shipment if a signed contract exists, the fee is fixed or determinable, collection of resulting receivables is probable and product returns are reasonably estimable, except for sales to domestic distributors and certain value-added resellers for 1999. We recognize revenue from domestic distributors upon sale by the distributor since these distributors have unlimited rights of return and we historically have not been able to make reasonable estimates of product returns for these distributors. We also incur additional internal costs to assist our distributors in selling our products to end users. For transactions entered into 1999 with those value-added resellers where we have determined that fees are not fixed or determinable due to circumstances involving unauthorized written and oral agreements outside our normal contractual terms, as discussed in Note 1, we recognize revenue upon receipt of cash. For certain sales where the licensing fee is not due until the customer deploys the software, revenue is recognized when the customer reports to us that the software has been deployed. Prior growth rates of our product license revenue are not indicative of future product license revenue growth rates and may not be sustainable in the future.

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

     International revenue was $12.0 million in the first quarter of 1999 and $9.5 million in the first quarter of 1998. International revenue increased 27 percent from the first quarter of 1998 to the first quarter of 1999. International revenue accounted for 27 percent of total revenue in the first quarter of 1999 and 1998. International license revenue increased in absolute dollars primarily as a result of the continued market acceptance of our products overseas. An increase in the number of international sales offices and international distributors and resellers marketing our products helped increase the market acceptance of our products overseas. The majority of international revenue during these periods was generated in Europe. We continue to expand our international operations, which requires significant management attention and financial resources and could materially adversely affect our operating results. To the extent that we are unable to effect these additions in a timely manner, our growth, if any, in international revenue will be limited, and our business, operating results and financial condition could be seriously harmed. In addition, we cannot guarantee that we will be able to maintain or increase international market demand for our products.

Gross Profit

     Gross profit was $37.1 million in the first quarter of 1999 and $29.2 million in the first quarter of 1998, representing 85 percent of total revenue in the first quarters of 1999 and 1998. Gross profit consists of product license, service and support and other revenue less related costs.

     Gross profit from product license revenue was $23.2 million in the first quarter of 1999 and $19.9 million in the first quarter of 1998, representing 94 percent of product license in the first quarter of 1999 and 90 percent in the first quarter of 1998. Gross profit from product license increased 17 percent from the first quarter of 1998 to the first quarter of 1999. Gross profit from product license consists of primarily of product license revenue less the related costs. Related costs of revenue consist primarily of product media, documentation and packaging.

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

Operating Expenses

     Research and Development. Research and development expenses consist primarily of personnel-related costs. Research and development expenses were $7.7 million in the first quarter of 1999 and $5.5 million in the first quarter of 1998, representing 18 percent of total revenue in the first quarter of 1999 and 16 percent in the first quarter of 1998. Research and development expenses increased 40 percent from the first quarter of 1998 to the first quarter of 1999. The increases in research and development expenses primarily reflect increased staffing and associated support for engineers necessary to continue to expand, enhance and maintain our product lines. The increase in research and development expenses as a percentage of revenue reflect growth rates of such expenses exceeding revenue growth rates from the first quarter of 1998. We believe that research and development expenses may continue to increase in absolute dollars as we continue to invest in developing new products, applications, and product enhancements.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries and commissions for sales and marketing personnel and promotional expenses. Sales and marketing expenses were $20.3 million in the first quarter of 1999 and $15.6 million in the first quarter of 1998, representing 46 percent of total revenue in the first quarter of 1999 and 45 percent in 1998. Sales and marketing expenses increased 30 percent from the first quarter of 1998 to the first quarter of 1999. The increases in sales and marketing expenses were primarily attributable to the continued growth of our sales force and associated support personnel. The increase in sales and marketing expenses from the first quarter of 1998 to the first quarter of 1999 is also attributed to additional marketing and promotional activities to increase awareness of our products. We believe that sales and marketing expenses may continue to increase in absolute dollars as we may continue to expand our sales and marketing staff.

     General and Administrative. General and administrative expenses include personnel and other costs of our finance, human resources, facilities, information systems and other administrative departments. General and administrative expenses were $4.8 million in the first quarter of 1999 and $3.7 million in the first quarter of 1998, representing 11 percent of total revenue in the first quarter of 1999 and 1998. General and administrative expenses increased 30 percent from the first quarter of 1998 to the first quarter of 1999. The increases in general and administrative expenses from the first quarter of 1998 to the first quarter of 1999 was primarily attributable to increased staffing and related costs required to manage and support our expansion. We believe that general and administrative expenses may increase in dollar amount as we may continue to expand our operations.

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

     Provision for Income Taxes. The provision for income taxes for the first quarter of 1999 was $2.6 million, compared to $2.0 million for the first quarter of 1998. The effective tax rate was 49 percent for the first quarter of 1999 and 40 percent for the first quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

     Our cash, cash equivalents and investments totaled $135.9 million at March 31, 1999, and represented 62 percent of total assets. Cash and cash equivalents are highly liquid investments with original maturities of ninety days or less. Investments consist mainly of short-term and long-term municipal securities and auction rate receipts. At March 31, 1999, we had no long-term debt and stockholders' equity was $168.7 million.

     We have financed our operations to date primarily by cash from operations and sales of common stock. Net cash provided by operating activities was $10.2 million in the first quarter of 1999. Net cash provided by operations in the first quarter of 1999 consisted primarily of net income of $2.8 million, the tax benefit from exercise of stock options of $2.8 million, depreciation and amortization of $2.3 million and the net change in operating assets and liabilities of $5.3 million, offset by net deferred tax assets of $2.9 million.

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

RISK FACTORS

     In addition to the other information in this Report, the following risk factors should be considered carefully in evaluating our business and us:

     Our Quarterly Operating Results Are Volatile.

     Our quarterly operating results have varied in the past and may vary in the future. Our quarterly operating results may vary depending on a number of factors, many of which are outside of our control, including:

 - The size and timing of orders;
 - Increased competition;
 - Market acceptance of our new products, applications and product enhancements or our competitors;
 - Changes in pricing policies or those of our competitors;
 - Our ability to develop, introduce and market new products, applications and product enhancements;
 - Ability to integrate acquired businesses;
 - Our ability to control costs;
 - Quality control of products sold;
 - Lengthy sales cycles, particularly with enterprise license transactions;
 - Delay in the recognition of revenue from enterprise license and application service provider transactions;
 - Modification in reseller relationships resulting in changes to revenue recognition policies;
 - Success in expanding sales and marketing programs;
 - Technological changes in our markets;
 - The mix of sales among our channels;
 - Deferrals of customer orders in anticipation of new products, applications or product enhancements;
 - Market readiness to deploy our products for distributed computing environments;
 - Changes in our strategy or that of our competitors;

 - Customer budget cycles and changes in these budget cycles;
 - Foreign currency and exchange rates;
 - Acquisition costs or other non-recurring charges in connection with the acquisition of companies, products or technologies;
 - Costs and expenses related to class action litigation;
 - Personnel changes; and
 - General economic factors.

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

     We cannot predict our future revenue with any significant degree of certainty for several reasons including:

 - Product revenue in any quarter is substantially dependent on orders booked and shipped in that quarter, since we operate with virtually no order backlog;
 - We do not recognize revenue on sales to domestic distributors until the products are sold through to end-users;
 - The storage management market is rapidly evolving;
 - Our sales cycles vary substantially from customer to customer, in large part because we are becoming increasingly dependent upon larger company-wide enterprise license transactions to corporate customers. Such transactions include product license, service and support components and take a long time to complete;
 - The timing of large orders can significantly affect revenue within a quarter;
 - The timing of recognition of revenue from enterprise license and application service provider transactions can significantly affect revenue within a quarter;
 - Modification in reseller relationships resulting in changes to revenue recognition policies;
 - License and royalty revenue are difficult to forecast. Our royalty revenue is dependent upon product license sales by OEMs of their products that incorporate our software. Accordingly, this royalty revenue is subject to OEMs' product cycles, which are also difficult to predict. Fluctuations in licensing activity from quarter to quarter further impact royalty revenue, because initial license fees generally are non-recurring and recognized upon the signing of a license agreement; and

     Our expense levels are relatively fixed and are based, in part, on our expectations of our future revenue. Consequently, if revenue levels fall below our expectations, our net income will decrease because only a small portion of our expenses varies with our revenue.

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

     Litigation.

     On January 20, 2000, a shareholder securities class action complaint was filed in the U.S. District Court, Northern District of California, against Legato and certain of its directors and officers. Other similar class actions involving the same defendants and substantially similar allegations were filed soon thereafter. The complaints generally allege that, between October 21, 1999 and January 19, 2000, the defendants made false or misleading statements of material fact about our prospects and failed to follow generally accepted accounting principles; one amended complaint alleges that the wrongdoing occurred between October 21, 1999 and March 31, 2000. The complaints assert claims under the federal securities laws. The complaints seek an unspecified amount in damages. The court has determined that all of the cases are related and assigned them to one federal judge. Two plaintiffs filed motions to be appointed as lead plaintiff. On May 1, 2000, the court held a hearing and consolidated all of the pending cases. On May 10, 2000, the court entered an order appointing a lead plaintiff; the other proposed lead plaintiff has appealed that decision.

     On February 1, 2000, a shareholder derivative action was filed in the U.S. District Court, Northern District of California, against certain of our officers and directors. We are named as nominal defendant. The complaint generally alleges the same conduct as the shareholder class actions filed in U.S. District Court. The complaint asserts that as a result of this conduct certain of our officers and directors breached their fiduciary duties to us and engaged in improper insider trading. The complaint seeks an unspecified amount in damages and injunctive relief on our behalf. The court determined that the derivative action is related to the class actions and has assigned it to the same federal judge. In June 2000 we were served with another shareholder derivative complaint filed in the U.S. District Court, Northern District of California, against certain of our officers and directors. We are named as nominal defendant. The complaint generally alleges the same conduct and claims as the shareholder class actions filed in U.S. District Court and the earlier derivative action filed in federal court. The complaint seeks an unspecified amount in damages and injunctive relief on our behalf.

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

     On May 23, 2000, a shareholder derivative action was filed in the Superior Court of California, County of San Mateo, against certain of our officers and directors. We are named as a nominal defendant. The complaint generally alleges the same conduct as the shareholder class actions filed in U.S. District Court. The complaint asserts that as a result of this conduct certain of our officers and directors breached their fiduciary duties to us, abused their control, were unjustly enriched, and violated provisions of the California Corporations Code. The complaint seeks an unspecified amount in damages and injunctive relief on our behalf.

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

     We Rely on Enterprise License Transactions.

     In the past, we marketed our products at the department level of corporate customers. Within the last few years, we developed strategies to pursue larger enterprise license transactions with corporate customers. We may fail to successfully market our products in larger enterprise license transactions. Such failure would seriously harm our business, operating results and financial condition. Our operating results are sensitive to the timing of such orders. Such orders are difficult to manage and predict, because:

 - The sales cycle is typically lengthy, generally lasting three to six months, and varies substantially from transaction to transaction;
 - They often include muliple elements such as product licenses and service and support;
 - Recognition of revenue from enterprise license transactions may vary from transaction to transaction;
 - They typically involve significant technical evaluation and commitment of capital and other resources; and
 - Customers' internal procedures frequently cause delays in orders. Such internal procedures include approval of large capital expenditures, implementation of new technologies within their networks, and testing new technologies that affect key operations.

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

     Additional risks inherent in our international business activities generally include:

 - Significant reliance on our distributors and other resellers who do not offer our products exclusively;
 - Unexpected changes in regulatory requirements;
 - Tariffs and other trade barriers;
 - Lack of acceptance of localized products, if any, in foreign countries;
 - Longer accounts receivable payment cycles;
 - Difficulties in managing international operations;
 - Potentially adverse tax consequences, including restrictions on the repatriation of earnings;
 - The burdens of complying with a wide variety of foreign laws; and
 - The risks related to the global economic turbulence.

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

     Our Trading Price is Volatile.

     The trading of our common stock is highly volatile, closing as high as $79.25 and as low as $9.25 since December 1, 1999, and the price of our common stock will fluctuate in the future. An investment in our common stock is subject to a variety of significant risks, including, but not limited to the following:

 - Quarterly fluctuations in financial results or results of other software companies;
 - Changes in our revenue growth rates or our competitors' growth rates;
 - Announcements that our revenue or income are below analysts' expectations;
 - Changes in analysts' estimates of our performance or industry performance;
 - Announcements of new products by our competitors or by us;
 - Developments with respect to our patents, copyrights, or proprietary rights or those of our competitors;
 - Sales of large blocks of our common stock;
 - Conditions in the financial markets in general;
 - Litigation;
 - General business conditions and trends in the distributed computing environment and software industry; and
 - Costs and resources required to address potential Year 2000 problems relating to our products or our internal use software and hardware.

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

PART II:     OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On January 20, 2000, a shareholder securities class action complaint was filed in the U.S. District Court, Northern District of California, against Legato and certain of its directors and officers. Other similar class actions involving the same defendants and substantially similar allegations were filed soon thereafter. The complaints generally allege that, between October 21, 1999 and January 19, 2000, the defendants made false or misleading statements of material fact about our prospects and failed to follow generally accepted accounting principles; one amended complaint alleges that the wrongdoing occurred between October 21, 1999 and March 31, 2000. The complaints assert claims under the federal securities laws. The complaints seek an unspecified amount in damages. The court has determined that all of the cases are related and assigned them to one federal judge. Two plaintiffs filed motions to be appointed as lead plaintiff. On May 1, 2000, the court held a hearing and consolidated all of the pending cases. On May 10, 2000, the court entered an order appointing a lead plaintiff; the other proposed lead plaintiff has appealed that decision.

     On February 1, 2000, a shareholder derivative action was filed in the U.S. District Court, Northern District of California, against certain of our officers and directors. We are named as nominal defendant. The complaint generally alleges the same conduct as the shareholder class actions filed in U.S. District Court. The complaint asserts that as a result of this conduct certain of our officers and directors breached their fiduciary duties to us and engaged in improper insider trading. The complaint seeks an unspecified amount in damages and injunctive relief on our behalf. The court determined that the derivative action is related to the class actions and has assigned it to the same federal judge. In June 2000 we were served with another shareholder derivative complaint filed in the U.S. District Court, Northern District of California, against certain of our officers and directors. We are named as nominal defendant. The complaint generally alleges the same conduct and claims as the shareholder class actions filed in U.S. District Court and the earlier derivative action filed in federal court. The complaint seeks an unspecified amount in damages and injunctive relief on our behalf.

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

     On May 23, 2000, a shareholder derivative action was filed in the Superior Court of California, County of San Mateo, against certain of our officers and directors. We are named as a nominal defendant. The complaint generally alleges the same conduct as the shareholder class actions filed in U.S. District Court. The complaint asserts that as a result of this conduct certain of our officers and directors breached their fiduciary duties to us, abused their control, were unjustly enriched, and violated provisions of the California Corporations Code. The complaint seeks an unspecified amount in damages and injunctive relief on our behalf.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
             Not applicable.

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

LEGATO SYSTEMS, INC.




Date: June 8, 2000                            /S/ Stephen C. Wise
                                              -------------------

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