Form 10-Q/A
period 1999-06-30
LEGATO SYSTEMS INC
filed 2000-06-08
CIK 859360

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1999

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from          to        .
                               --------    -------

                         Commission File Number: 0-26130

                              LEGATO SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                              94-3077394
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


                              LEGATO SYSTEMS, INC.

                                      INDEX

                                                                                                        Page
                                                                                                        ----
PART I:  CONDENSED FINANCIAL INFORMATION

   Item 1.  Financial Statements:

       Condensed Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998                    3

       Condensed Consolidated Statements of Operations for the three-month and six-month periods
         ended June 30, 1999 and 1998                                                                     4

       Condensed Consolidated Statements of Cash Flows for the six-month periods ended June 30,
         1999 and 1998                                                                                    5

       Notes to the Condensed Consolidated Financial Statements                                           6

   Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations        13

   Item 3. Quantitative and Qualitative Disclosures About Market Risk                                    31

PART II:  OTHER INFORMATION

   Item 1.  Legal Proceedings                                                                            32

   Item 2.  Changes in Securities and Use of Proceeds                                                    32

   Item 3.  Defaults Upon Senior Securities                                                              32

   Item 4.  Submission of Matters to a Vote of Security Holders                                          32

   Item 5.  Other Information                                                                            33

   Item 6. Exhibits and Reports on Form 8-K                                                              33

SIGNATURE                                                                                                35

PART I:      CONDENSED FINANCIAL INFORMATION

ITEM 1:       FINANCIAL STATEMENTS

                              LEGATO SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                           June 30,        December 31,
                                                             1999              1998
                                                          -----------      -----------
                                                          (unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                              $    85,653      $    83,177
   Short-term investments                                      30,791           33,772
   Accounts receivable, net                                    38,427           39,982
   Other current assets                                         6,524            6,059
   Deferred tax asset                                          17,973           11,836
                                                          -----------      -----------

     Total current assets                                     179,368          174,826

Long-term investments                                          16,204            9,023
Property and equipment, net                                    22,221           21,119
Intangible assets, net                                         56,497            2,243
Other assets                                                    1,766              536
                                                          -----------      -----------

       Total assets                                       $   276,056      $   207,747
                                                          ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                       $     4,071      $     4,577
   Accrued liabilities                                         22,103           22,239
   Deferred revenues                                           34,220           21,879
                                                          -----------      -----------

     Total current liabilities                                 60,394           48,695

Deferred tax liability                                            355              523
                                                          -----------      -----------

     Total liabilities                                         60,749           49,218

Stockholders' equity:
   Capital stock and other comprehensive income               170,276          115,165
   Retained earnings                                           45,031           43,364
                                                          -----------      -----------

     Total stockholders' equity                               215,307          158,529
                                                          -----------      -----------

       Total liabilities and stockholders' equity         $   276,056      $   207,747
                                                          ===========      ===========


          The accompanying notes are an integral part of the condensed consolidated financial statements.


                              LEGATO SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                   Three Months Ended                Six Months Ended
                                                        June 30,                         June 30,
                                                  1999           1998              1999           1998
                                               -----------    -----------       ----------     -----------
                                                       (unaudited)                      (unaudited)
Revenue:
   Product license                             $    30,784    $    25,876       $   55,523     $    47,894
   Service and support                              15,818          8,515           30,085          16,139
   Royalty                                           4,962          4,866            9,901           9,609
                                               -----------    -----------       ----------     -----------
       Total revenue                                51,564         39,257           95,509          73,642

Cost of revenue:
   Product license                                   1,450          2,532            2,982           4,675
   Service and support                               5,982          3,757           11,337           6,792
                                               -----------    -----------       ----------     -----------
       Total cost of revenue                         7,432          6,289           14,319          11,467
                                               -----------    -----------       ----------     -----------
Gross profit                                        44,132         32,968           81,190          62,175

Operating expenses:
   Research and development                          9,348          6,088           17,060          11,593
   Sales and marketing                              20,850         17,930           41,131          33,490
   General and administrative                        4,778          3,803            9,586           7,503
   Amortization of intangibles                       4,160            280            4,440             559
   Purchased in process research
           and development                           3,170             --            3,170              --
   Merger related expenses                           4,968             --            4,968              --
                                               -----------    -----------       ----------     -----------
       Total operating expenses                     47,274         28,101           80,355          53,145
                                               -----------    -----------       ----------     -----------
Income (loss) from operations                      (3,142)          4,867              835           9,030

Interest and other income, net                       1,216          1,213            2,620           2,207
                                                 ---------    -----------       ----------        --------

Income (loss) before provision for income taxes    (1,926)          6,080            3,455          11,237

Provision for (benefit from) income taxes            (833)          2,514            1,788           4,553
                                               -----------    -----------       ----------     -----------

Net income (loss)                              $   (1,093)    $     3,566       $    1,667     $     6,684
                                               ===========    ===========       ==========     ===========

Other comprehensive income, net of taxes
   Unrealized gains (losses) on securities            (52)            (1)             (62)              78
                                               -----------    -----------       ----------     -----------

Comprehensive income (loss)                    $   (1,041)    $     3,565       $    1,605     $     6,762
                                               ===========    ===========       ==========     ===========

Basic earnings (loss) per share                $    (0.01)    $      0.05       $     0.02     $      0.09
                                               ===========    ===========       ==========     ===========

Diluted earnings (loss) per share              $    (0.01)    $      0.04       $     0.02     $      0.08
                                               ===========    ===========       ==========     ===========

Shares used in basic earnings (loss)
   per share calculation                            81,284         76,344           80,270          75,954
                                               ===========    ===========       ==========     ===========

Shares used in diluted earnings (loss)
   per share calculation                            81,284         82,344           86,154          82,012
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


                              LEGATO SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                Six Months Ended
                                                                                     June 30,
                                                                           --------------------------
                                                                               1999           1998
                                                                           -----------    -----------
                                                                                   (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income                                                            $     1,667    $     6,684
     Adjustments to reconcile net income to net cash provided by operating activities:
         Deferred tax asset                                                     (6,305)        (1,365)
         Depreciation and amortization                                          10,199          3,051
         Tax benefit from exercise of stock options                              4,674          4,739
         Purchased in-process research and development                           3,170             --
         Provision for sales returns                                             3,286           1460
         Provision for doubtful accounts                                           (66)             7
     Changes in operating assets and liabilities:
     (in 1999, net of effects of Intelliguard acquisition)
         Accounts receivable                                                     7,877          (2307)
         Other current assets                                                     (293)          (134)
         Accounts payable                                                         (599)        10,072
         Accrued liabilities                                                   (15,596)        (7,151)
         Deferred revenue                                                       10,618          4,342
                                                                           -----------    -----------

              Net cash provided by operating activities                         18,632         19,398
                                                                           -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of available-for-sale securities                                 (55,773)       (35,421)
     Maturity and sale of available-
       for-sale securities                                                      51,512         41,059
     Acquisition of property and equipment                                      (5,708)        (5,838)
     Purchase of Intelliguard, net of cash acquired                             (9,021)            --
     Change in other assets                                                     (5,431)          (129)
                                                                           ------------   ------------

              Net cash used in investing activities                            (24,421)          (329)
                                                                           ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                      8,161          5,090
     Other                                                                           4           (193)
                                                                           -----------    -----------

              Net cash provided by financing activities                          8,265          4,897
                                                                           -----------    -----------

Net increase in cash and cash equivalents                                        2,476         23,966

Cash and cash equivalents at beginning of period                                83,177         38,155
                                                                           -----------    -----------

Cash and cash equivalents at end of period                                 $    85,653    $    62,121
                                                                           ===========    ===========

Supplemental cash flow information:
     Issuance of common stock in a purchase business combination           $    42,425             --


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

     For the three-month and six-months ended June 30, 1999, the impact is as follows:

                                                                Three Months Ended           Six Months Ended
                                                                   June 30, 1999               June 30, 1999
                                                              ----------------------      ----------------------
                                                                 As            As             As           As
                                                              Reported      Restated       Reported     Restated

Total revenue                                                 $  62,008    $  51,564      $ 114,360    $  95,509
Gross profit                                                     54,576       44,132        100,041       81,190
Net income (loss)                                                 4,438      (1,093)         12,634        1,667
Basic earnings (loss) per share                               $    0.05    $  (0.01)      $    0.16     $   0.02
Diluted earnings (loss) per share                             $    0.05    $  (0.01)      $    0.15     $   0.02

NOTE 2.  COMPUTATION OF EARNINGS (LOSS) PER SHARE

     Basic earnings(loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common equivalent shares consist of the incremental common shares issuable upon exercise of stock options.

     A reconciliation of the numerator and denominator of basic and diluted net income(loss) per share is provided as follows (in thousands, except per share amounts):

                                                                Three Months Ended           Six Months Ended
                                                                     June 30,                    June 30,
                                                              ----------------------      ----------------------
                                                                1999          1998           1999         1998
                                                              ---------    ---------      ---------     --------
Numerator - basic and diluted earnings (loss) per share
-------------------------------------------------------

     Net income (loss)                                        $ (1,093)    $   3,566      $  12,634     $  6,684
                                                              =========    =========      =========     ========

Denominator - basic earnings (loss) per share
---------------------------------------------

     Weighted average common shares outstanding                  81,284       76,344         80,270       75,954
                                                              ---------    ---------      ---------     --------

     Basic earnings (loss) per share                          $  (0.01)    $    0.05      $    0.02     $   0.09
                                                              =========    =========      =========     ========

Denominator - diluted earnings (loss) per share
-----------------------------------------------

     Weighted average common shares outstanding                  81,284       76,344         80,270       75,954

     Effect of dilutive securities:

         Common stock options                                        --        6,000          5,884        6,058
                                                              ---------    ---------      ---------     --------

     Weighted average common and common
     equivalent shares                                           81,284       82,344         86,154       82,012
                                                              =========    =========      =========     ========

     Diluted earnings (loss) per share                        $  (0.01)    $    0.04      $    0.02     $   0.08
                                                              =========    =========      =========     ========
Options excluded from diluted earnings (loss)
     per share calculation                                        6,158          188            498          170
                                                              =========    =========      =========     ========

     Certain shares of common stock issuable upon exercise of stock options were excluded from the calculation of diluted earnings (loss) per share as the impact of the options would have been anti-dilutive.

NOTE 3. BUSINESS COMBINATIONS

Purchase Combinations

         On April 1, 1999, we completed the acquisition of Intelliguard Software, Inc. and O.R.P., Inc., developers of standards-based storage management solutions for storage area networks, collectively referred to as "Intelliguard." We (i)issued 1,440,000 shares of our common stock with a fair market value of $42.5 million, calculated based on the average of the share price three days before and after this date; and (ii) provided cash consideration of $9.0 million for all of the outstanding stock of Intelliguard and incurred transaction costs consisting primarily of professional fees of $3.9 million, resulting in a total purchase price of $55.4 million. The acquisition was accounted for as a purchase business combination which means that the purchase price was allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of acquisition. The results of operations of Intelliguard have been included with our results of operations since April 1, 1999, the date of acquisition.

         The fair value of the assets of Intelliguard, which was determined through established valuation techniques used in the software industry, and a summary of the consideration exchanged for these assets follows (in thousands):

Total purchase price                                                                                  $55,355
                                                                                                      =======

         Assets acquired:
                  Tangible assets, primarily cash, accounts receivable and property and equipment       1,919
                  Purchased software products                                                          11,930
                  Purchased in-process research and development                                         3,170
                  Assembled workforce                                                                     860
                  Non-compete agreements                                                                  690
                  Goodwill                                                                             45,215
                  Liabilities assumed                                                                   8,429
                                                                                                     --------
                                                                                                      $55,355
                                                                                                     ========

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
                                                                 =========



     The amount allocated to the purchased in-process technology was determined based on an appraisal completed by an independent third party using established valuation techniques and was expensed upon acquisition, because technological feasibility had not been established and no future alternative uses existed. The value of these projects was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from the sale of the products resulting from the completion of the projects reduced by the portion of the revenue attributable to core technology, and discounting the net cash flows back to their present value. Amounts allocated to goodwill, purchased software products and assembled work force and non-compete agreements are amortized on a straight-line basis over five years, two years and three years, respectively. At June 30, 1999, accumulated amortization related to these items totaled $3.9 million.

     Summarized below are the unaudited pro forma results of operations of Legato as though Intelliguard had been acquired at the beginning of the periods presented. Adjustments have been made for estimated increases in amortization for purchased software products, assembled work force and non-compete agreements and related income tax effects.

                                                       Six Months Ended
                                                           June 30,
                                                    ----------------------
                                                      1999          1998
                                                    ---------    ---------
                                                        (in thousands)
Revenue                                             $  97,703    $  79,531
                                                    =========    =========

Net income (loss)                                   $ (4,784)    $     764
                                                    =========    =========

Basic earnings (loss) per share                     $  (0.06)    $    0.01
                                                    =========    =========

Diluted earnings (loss) per share                   $  (0.06)    $    0.01
                                                    =========    =========

     The above amounts are based upon certain assumptions and estimates which we believe are reasonable and do not reflect any benefit from economies which might be achieved from combined operations. The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisition taken place at the beginning of the periods presented or of future results of operations of the combined companies. The charge for in-process research and development has not been included in the unaudited pro forma results because it is nonrecurring and directly related to the acquisition.

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

         The table below presents the separate results of operations of Legato and FullTime for the periods prior to the combination:

                                                                Three Months Ended           Six Months Ended
                                                                     June 30,                    June 30,
                                                              ----------------------      ----------------------
                                                                1999          1998           1999         1998
                                                              ---------    ---------      ---------     --------
Revenues:
     Legato Systems, Inc.                                     $  50,546    $  32,732      $   90,419    $ 61,146
     FullTime Software, Inc.                                      1,018        6,525           5,090      12,496
                                                              ---------    ---------      ----------    --------
         Total                                                $  51,564    $  39,257      $   95,509    $ 73,642
                                                              =========    =========      ==========    ========

Net income (loss):
     Legato Systems, Inc. - as previously reported            $    (394)   $   5,405      $   4,297     $ 10,600
     FullTime Software, Inc. - as previously reported              (699)      (2,736)        (4,012)      (5,826)
                                                              ---------    ---------     ----------     --------
         Total                                                   (1,093)       2,669            285        4,774

     Adjustment to reflect elimination of
     valuation allowance                                             --          897          1,382        1,910
                                                              ---------    ---------      ---------     --------

     Net income (loss) - as reported                          $  (1,093)   $   3,566      $   1,667     $  6,684
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
                                                                        =======


NOTE 4.  COMPREHENSIVE INCOME (LOSS)

     Our unrealized gain (loss) on investments represents the only component of comprehensive income (loss) that is excluded from net income (loss) for the quarter and six-month periods ended June 30, 1999 and 1998. Our comprehensive income (loss) has been presented in the consolidated financial statements.

NOTE 5. SEGMENT INFORMATION

     Management uses one measurement of profitability for its business. Our software products and related services are developed and marketed to support heterogeneous client/server computing environments and large scale enterprises. We market our products and related services to customers in the United States, Canada, Europe and Asia Pacific.

   The table below presents revenue information by geographic area:

                              Three Months Ended           Six Months Ended
                                   June 30,                    June 30,
                            ----------------------      ----------------------
                              1999          1998           1999         1998
                            ---------    ---------      ---------     --------
                                              (in thousands)

   United States            $  39,315    $  30,082      $   69,580    $ 54,995
   Europe                      10,490        7,646          20,779      15,539
   Other countries              1,759        1,529           5,150       3,108
                            ---------    ---------      ----------    --------
       Total                $  51,564    $  39,257      $   95,509    $ 73,642
                            =========    =========      ==========    ========

The table below presents long-lived-asset information by geographic area:

                                                     June 30,    December 31,
                                                      1999          1998
                                                    ---------    ---------
                                                        (in thousands)

     United States                                  $  73,640    $  18,390
     Europe                                             1,674        1,113
     Other countries                                    3,404        3,859
                                                    ---------    ---------
         Total                                      $  78,718    $  23,362
                                                    =========    =========

     The revenue information by geographical area is based on the country of destination. Other than the United States, no country accounted for more than 10 percent of our total revenue for the quarters ended June 30, 1999 and 1998.

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

     As a result of the revisions discussed above, we are restating our revenues and results of operations for the quarters ended September 30, 1999, June 30, 1999 and March 31, 1999. The effect of these adjustments is a decrease in revenue of $23.0 million and a decrease in net income of $12.3 million for the yearended December 31, 1999.

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

     Selected elements of our consolidated financial statements are shown below as a percentage of total revenue.

                                                  Three Months Ended                  Six Months Ended
                                                       June 30,                           June 30,
                                                  1999         1998                  1999         1998
                                               -----------  -----------           -----------  ---------
Revenue:
   Product license                                   60%           66%                  58%           65%
   Service and Support                               30            22                   32            22
   Royalty                                           10            12                   10            13
                                               --------     ---------             --------     ---------
       Total revenue                                100           100                  100           100
Cost of revenue:
   Product license                                    3             6                    3             6
   Service and support                               12            10                   12             9
                                               --------     ---------             --------     ---------
       Total cost of revenue                         15            16                   15            15
                                               --------     ---------             --------     ---------
Gross profit                                         85            84                   85            85
Operating expenses:
   Research and development                          18            15                   18            16
   Sales and marketing                               40            46                   43            46
   General and administrative                         9            10                   10            10
   Amortization of intangibles                        8             1                    5             1
   Purchased in-process research
           and development                            6            --                    3            --
   Merger related expenses                           10            --                    5            --
                                               --------     ---------             --------     ---------
       Total operating expenses                      91            72                   84            73
                                               --------     ---------             --------     ---------
Income (loss) from operations                        (6)           12                    1            12
Interest and other income, net                        2             3                    3             3
                                               --------       -------             --------     ---------
Income(loss) before provision for income taxes       (4)           15                    4            15
Provision for(benefit from) income taxes             (2)            6                    2             6
                                               ---------    ---------             --------     ---------
Net income (loss)                                    (2)%           9%                   2%            9%
                                               =========    =========             ========     =========

Revenue

     Total revenue for the second quarter ended June 30, 1999 increased 31% percent over total revenue for the comparable period of 1998. Total revenue for the six months ended June 30, 1999 increased 30% percent over total revenue for the comparable period of 1998. The increases were attributable to the continued acceptance of our expanding family of products including the HA+ products from our combination with FullTime and BudTool and Celestra products from our purchase of Intelliguard , increased product license sales to large-scale enterprises and increased sales of service and support contracts.

     Product license revenue. Product license revenue was $30.8 million in the second quarter of 1999 and $25.9 million in the second quarter of 1998, representing an increase of 19 percent. Product license revenue was $55.5 million in the first six months of 1999 and $47.9 million in the first six months of 1998, representing an increase of 16 percent. The increases were primarily attributable to the continued acceptance of our family of products, expansion of our product lines resulting from research and development efforts and integration of products from acquired companies and increased product sales to large-scale enterprises. We recognize product revenue upon shipment if a signed contract exists, the fee is fixed or determinable, collection of resulting receivables is probable and product returns are reasonably estimable, except for sales to domestic distributors and certain value-added resellers for 1999. We recognize revenue from domestic distributors upon sale by the distributor since these distributors have unlimited rights of return and we historically have not been able to make reasonable estimates of product returns for these distributors. We also incur additional internal costs to assist our distributors in selling our products to end users. For transactions entered into 1999 with those value-added resellers where we have determined that fees are not fixed or determinable due to circumstances involving unauthorized written and oral agreements outside our normal contractual terms, as discussed in Note 1, we recognize revenue upon receipt of cash. For certain sales where the licensing fee is not due until the customer deploys the software, revenue is recognized when the customer reports to us that the software has been deployed. Prior growth rates of our product license revenue are not indicative of future product license revenue growth rates and may not be sustainable in the future.

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

     International product license revenue was $12.2 million in the second quarter of 1999 and $9.2 million in the second quarter of 1998. International product license revenue increased 34 percent from the second quarter of 1998 to the second quarter of 1999. International product license revenue accounted for 24 percent of total revenue in the second quarter of 1999 and 23 percent in the second quarter of 1998. International product license revenue was $25.9 million in the first six months of 1999 and $18.6 million in the first six months of 1998. International product license revenue increased 39 percent from the first six months of 1998 to the first six months of 1999. International product license revenue accounted for 27 percent of total revenue in the first six months of 1999 and 25 percent in the first six months of 1998. International license revenue increased primarily as a result of the continued market acceptance of our products overseas. An increase in the number of international sales offices, personnel and international distributors and resellers marketing our products helped increase the market acceptance of our products overseas. Sales in Europe accounted for the majority of our international revenue during these periods. We intend to continue to expand our international operations, which requires significant management attention and financial resources. Such diversion of resources could materially adversely affect our operating results. To the extent that we are unable to effect these additions in a timely manner, our growth, if any, in international revenue will be limited, and our business, operating results and financial condition could be seriously harmed. In addition, we cannot guarantee that we will be able to maintain or increase international market demand for our products.

Gross Profit

     Gross profit was $44.1 million in the second quarter of 1999 and $33.0 million in the second quarter of 1998, representing 85 percent of total revenue in the second quarter of 1999 and 84 percent of total revenue in the second quarter of 1998. Gross profit was $81.2 million in the first six months of 1999 and $62.2 million in first six months of 1998, representing 85 percent in each of the first six months of 1999 and 1998. Gross profit consists of product license and service and support revenue less related costs.

     Gross profit from product license revenue was $29.3 million in the second quarter of 1999 and $23.3 million in the second quarter of 1998, representing 95 percent of product license revenue in the second quarter of 1999 and 90 percent in the second quarter of 1998. Gross profit from product license revenue increased 26 percent from the second quarter of 1998 to the second quarter of 1999. Gross profit from product license revenue was $52.5 million in the first six months of 1999 and $43.2 million in the first six months of 1998, representing 95 percent of product license revenue in the first six months of 1999 and 90 percent in the first six months of 1998. Gross profit from product license revenue increased 22 percent from the first six months of 1998 to the first six months of 1999. The increases in gross profit from product license revenue as a percentage of product license revenue were primarily attributable to our merger with FullTime in April 1999. Prior to the merger, FullTime's gross profit from product license revenue as a percentage of product license revenue was lower than ours. Once the combination was completed, FullTime's manufacturing facility was closed. Therefore, the costs of product license revenue declined. Gross profit from product license revenue consists of product license revenue less the related costs. Related costs of revenue consist primarily of product media, documentation and packaging. The rate of increase in gross profit from product license revenue was greater than the rate of increase in the related costs of product license revenue.

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

Operating Expenses

     Research and development. Research and development expenses consist primarily of personnel-related costs. Research and development expenses were $9.3 million in the second quarter of 1999 and $6.1 million in the second quarter of 1998, representing 18 percent of total revenue in the second quarter of 1999 and 15 percent in the second quarter of 1998. Research and development expenses increased 54 percent from the second quarter of 1998 to the second quarter of 1999. Research and development expenses were $17.1 million in the first six months of 1999 and $11.6 million in the first six months of 1998, representing 18 percent of total revenue in the first six months of 1999 and 16 percent in first six months of 1998. Research and development expenses increased 47 percent from the first six months of 1998 to the first six months of 1999. The increases in research and development expenses in absolute dollars primarily reflect increased staffing and associated support for engineers necessary to continue to expand and enhance our product line. Research and development expenses as a percentage of total revenue increased primarily as a result of research and development expenses increasing at a more rapid rate than the rate of increase in total revenue. We believe that research and development expenses will continue to increase in absolute dollars as we continue to invest in developing new products, applications, and product enhancements.

     Sales and marketing. Sales and marketing expenses consist primarily of salaries and commissions for sales and marketing personnel and promotional expenses. Sales and marketing expenses were $20.9 million in the second quarter of 1999 and $17.9 million in the second quarter of 1998, representing 40 percent of total revenue in the second quarter of 1999 and 46 percent in the second quarter of 1998. Sales and marketing expenses increased 16 percent from the second quarter of 1998 to the second quarter of 1999. Sales and marketing expenses were $41.1 million in the first six months of 1999 and $33.5 million in the first six months of 1998, representing 43 percent of total revenue in the six months of 1999 and 46 percent in the first six months of 1998. Sales and marketing expenses increased 23 percent from the six months of 1998 to the first six months of 1999. The increases in sales and marketing expenses in absolute dollars was primarily attributable to the continued growth of our sales force and associated support personnel. Sales and marketing expenses also increased as a result of additional marketing and promotional activities to increase awareness of our products. The decreases in sales and marketing expenses as a percentage of total revenue were primarily attributable to the integration of the sales staffs following our merger with FullTime in April 1999, accounted for as a pooling-of-interests. We believe that sales and marketing expenses will continue to increase in absolute dollars as we continue to expand our sales and marketing staff.

     General and administrative. General and administrative expenses include personnel and other costs of our finance, human resources, facilities, information systems and other administrative departments. General and administrative expenses were $4.8 million in the second quarter of 1999 and $3.8 million in the second quarter of 1998, representing 9 percent of total revenue in the second quarter of 1999 and 10 percent of total revenue in the second quarter of 1998. General and administrative expenses increased 26 percent from the second quarter of 1998 to the second quarter of 1999. General and administrative expenses were $9.6 million in the first six months of 1999 and $7.5 million in the first six months of 1998, representing 10 percent of total revenue in the first six months of 1999 and 1998. General and administrative expenses increased 28 percent from the first six months of 1998 to the first six months of 1999. The increase in absolute dollars of general and administrative expenses from the second quarter of 1998 to the second quarter of 1999 was primarily attributable to increased staffing and related costs required to manage and support our expansion. The decreases in general and administrative expenses as a percentage of total revenue were attributable to leveraging general and administrative expenses over a larger revenue base and our merger with FullTime in April 1999, accounted for as a pooling-of-interests. Prior to the merger, FullTime's general and administrative expenses as a percentage of total revenues were higher than ours. We expect that general and administrative expenses will increase in dollar amount as we continue to expand our operations.

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
                                                                =========

      Products incorporating the acquired technology have been completed and have begun to generate cash flows. We expect additional products, or advanced versions, will be completed within the next six months. However, development of these technologies remains a significant risk to Legato due to the remaining effort to achieve technical viability, rapidly changing customer markets, uncertain standards for new products and significant competitive threats from numerous companies. The nature of efforts to develop the acquired technology into commercially viable products consists principally of planning, designing, coding and testing activities necessary to determine that the product can meet market expectations, including functionality and technical requirements. Failure to achieve the expected levels of revenues and net income from these products will negatively impact the return on investment expected at the time of the acquisition and potentially result in impairment of any other assets related to the development activities.

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

     Provision for Income Taxes. The benefit from income taxes for the second quarter of 1999 was $833,000, compared to provision for income taxes of $2.5 million for the second quarter of 1998. The provision for income taxes for the first six months of 1999 was $1.8 million, compared to $4.6 million for the first six months of 1998. The effective tax rate was 43 percent for the second quarter of 1999 and 41 percent for the second quarter of 1998. The effective tax rate was 52 percent for the first six months of 1999 and 41 percent for the first six months of 1998. The increase in the effective rate from the second quarter of 1998 to the second quarter of 1999 is primarily attributable to merger related expenses which are not deductible for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

     Our cash, cash equivalents and investments totaled $132.6 million at June 30, 1999, and represented 48 percent of total assets. Cash and cash equivalents are highly liquid investments with original maturities of ninety days or less. Investments consist mainly of short-term and long-term municipal securities and auction-rate receipts. At June 30, 1999, we had no long-term debt and stockholders' equity was $215.3 million.

     We have financed our operations to date primarily by cash from operations and sales of common stock. Net cash provided by operating activities was $18.6 million in the first six months of 1999. Net cash provided by operations in the first six months of 1999 consisted primarily of net income of $1.7 million, depreciation and amortization of $10.2 million, tax benefit from exercise of stock options of $4.7 million, the write-off of $3.2 million of purchased in-process research and development for the acquisition of Intelliguard and the net change in operating assets and liabilities of $9.2 million offset by the net change in deferred tax assets of $6.3 million.

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

     Non-cash transactions consisted primarily of the issuance of 1,440,000 shares of common stock in connection with the acquisition of Intelliguard.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
             Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
             Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholders was held on May 13, 1999 in Palo Alto, California. Of the 38,088,074 shares outstanding as of the record date, 34,158,801 shares were present or represented by proxy at the meeting. The following matters were submitted to a vote of security holders:

(1)      To elect the following to serve as Directors of the Company:

                                         Votes For           Votes Abstaining
                                         ---------           ----------------

         Louis C. Cole                   68,212,778               104,824
         Eric A. Benhamou                68,244,008                73,594
         H. Raymond Bingham              68,246,178                71,424
         Kevin Fong                      68,246,178                71,424
         David N. Strohm                 68,246,178                71,424
         Phillip E. White                68,232,234                85,368

(2) To approve an amendment to the Company's Certificate of Incorporation to increase the number of shares of Common Stock that the Company is authorized to issue from 100,000,000 to 200,000,000:

         Votes for:                                        66,578,692
         Votes against:                                     1,666,024
         Votes abstaining:                                     72,886


(3) To approve an amendment to the Company's 1995 Stock Option/Stock Issuance Plan, including an increase to the number of shares available for issuance:

         Votes for:                                        31,759,382
         Votes against:                                    25,187,620
         Votes abstaining:                                 11,370,600

(4) To approve an amendment to the Company's Employee Stock Purchase Plan, including an increase to the number of shares available for issuance:

         Votes for:                                        54,553,180
         Votes against:                                     2,414,150
         Votes abstaining:                                 11,350,272

(5) To ratify the Company's appointment of PricewaterhouseCoopers LLP as independent accountants for the Company for the fiscal year ending December 31, 1999:

         Votes for:                                        68,252,652
         Votes against:                                        30,184
         Votes abstaining:                                     34,766

ITEM 5.  OTHER INFORMATION
             Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

       3.1 (1) Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant
               dated, May 13, 1999
       27.1    Financial Data Schedule
---------------------
       (1) Incorporated by reference to the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders, dated April 8, 1999.


(b) Reports on Form 8-K

    (i) The Company filed a report on Form 8-K, dated April 1, 1999, as amended May 14, 1999, in connection with our acquisition of Intelliguard Software, Inc.

    (ii) The Company filed a report on Form 8-K, dated April 19, 1999, in connection with our acquisition of Qualix Group, Inc. (dba FullTime Software, Inc.).

    (iii) The Company filed a report on Form 8-K, dated June 7, 1999, in connection with our proposed acquisition of Vinca Corporation.

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