Form 10-Q/A
period 1999-09-30
LEGATO SYSTEMS INC
filed 2000-06-08
CIK 859360

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1999

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from         to        .
                               -------    -------

                         Commission File Number: 0-26130

                              LEGATO SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                         94-3077394
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


                              LEGATO SYSTEMS, INC.

                                      INDEX

                                                                                      Page
                                                                                      ----
PART I:  CONDENSED FINANCIAL INFORMATION

   Item 1.  Financial Statements:

       Condensed Consolidated Balance Sheets as of September 30,
         1999 and December 31, 1998                                                     3

       Condensed Consolidated Statements of Income for the three
         and nine month periods ended September 30, 1999 and 1998                       4

       Condensed Consolidated Statements of Cash Flows for the nine
         month periods ended September 30, 1999 and 1998                                5

       Notes to the Condensed Consolidated Financial Statements                         6

   Item 2.  Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                            14

   Item 3.  Qualitative and Quantitative Disclosures About Market
        Risks                                                                          31

PART II:  OTHER INFORMATION

   Item1.  Legal Proceedings                                                           32

   Items 2. Changes in Securities and Use of Proceeds                                  32

   Item 3. Defaults Upon Senior Securities                                             32

   Item 4. Submission of Matters to a Vote of Security Holders                         32

   Item 5. Other Information                                                           32

   Item 6. Exhibits and Reports on Form 8-K                                            33


Signature                                                                              34

PART I:      CONDENSED FINANCIAL INFORMATION

ITEM 1:       FINANCIAL STATEMENTS

                              LEGATO SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                         September 30,     December 31,
                                                             1999              1998
                                                          -----------      ------------
                                                          (unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                              $    97,319      $    83,177
   Short-term investments                                      37,127           33,772
   Accounts receivable, net                                    50,100           39,982
   Other current assets                                         9,194            6,059
   Deferred tax asset                                          17,445           11,836
                                                          -----------      -----------

     Total current assets                                     211,184          174,826

Long-term investments                                          10,278            9,023
Property and equipment, net                                    23,895           21,119
Intangible assets, net                                        151,620            2,243
Other assets                                                    2,253              536
                                                          -----------      -----------

       Total assets                                       $   399,230      $   207,747
                                                          ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                       $     2,935      $     4,577
   Accrued liabilities                                          5,884           22,239
   Deferred revenue                                            43,980           21,879
                                                          -----------      -----------

     Total current liabilities                                 52,799           48,695

Deferred tax liability                                         25,519              523
                                                          -----------      -----------

     Total liabilities                                         78,318           49,218

Stockholders' equity:
   Capital stock and other comprehensive income               274,485          115,165
   Retained earnings                                           46,427           43,364
                                                          -----------      -----------

     Total stockholders' equity                               320,912          158,529
                                                          -----------      -----------

       Total liabilities and stockholders' equity
                                                          $   399,230      $   207,747
                                                          ===========      ===========


          The accompanying notes are an integral part of the Condensed
                       Consolidated Financial Statements.



                              LEGATO SYSTEMS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)


                                                   Three Months Ended                Nine Months Ended
                                                      September 30,                    September 30,
                                                  1999           1998              1999           1998
                                               -----------    -----------       ----------     -----------
                                                       (unaudited)                      (unaudited)
Revenue:
   Product license                             $    43,896    $    29,055       $   99,418     $    76,949
   Service and support                              17,621         10,312           47,706          26,451
   Royalty                                           6,414          5,126          16,315           14,735
                                               -----------    -----------       ----------     -----------
       Total revenue                                67,931         44,493          163,439         118,135

Cost of revenue:
   Product license                                   1,381          2,490            4,363           7,165
   Service and support                               6,643          4,077           17,980          10,869
                                               -----------    -----------       ----------     -----------
       Total cost of revenue                         8,024          6,567           22,343          18,034
                                               -----------    -----------       ----------     -----------
Gross profit                                        59,907         37,926          141,096         100,101

Operating expenses:
   Research and development                         10,354          6,837           27,414          18,430
   Sales and marketing                              24,128         17,883           65,259          51,373
   General and administrative                        4,552          3,717           14,137          11,220
   Amortization of intangibles                       7,722            279           12,162             838
   Purchased in process research
           and development                           8,300             --           11,470              --
   Merger related expenses                              --            645            4,968             645
                                               -----------    -----------       ----------     -----------
       Total operating expenses                     55,056         29,361          135,410          82,506
                                               -----------    -----------       ----------     -----------

Income from operations                               4,851          8,565            5,686          17,595
Interest and other income, net                       1,257          1,262            3,877           3,469
                                                 ---------    -----------       ----------        --------

Income before provision for income taxes             6,108          9,827            9,563          21,064
Provision for income taxes                           4,712          3,725            6,500           8,278
                                               -----------    -----------       ----------     -----------

Net income                                     $     1,396    $     6,102       $    3,063     $    12,786
                                               ===========    ===========       ===========    ===========

Other comprehensive income, net of tax
   Unrealized gains (losses) on securities            (14)            136             (74)             153
                                               -----------    -----------       ----------     -----------

Comprehensive income                           $     1,382    $     6,238       $    2,989     $    12,939
                                               ===========    ===========       ==========     ===========

Basic earnings per share                       $      0.02    $      0.08       $     0.04     $      0.17
                                               ===========    ===========       ==========     ===========

Diluted earnings per share                     $      0.02    $      0.07       $     0.03     $      0.16
                                               ===========    ===========       ==========     ===========

Shares used in basic earnings
    per share calculation                           83,766         77,275           81,353          76,319
                                               ===========    ===========       ==========     ===========

Shares used in diluted earnings
    per share calculation                           90,694         83,723           87,802          82,465
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


                              LEGATO SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                               Nine Months Ended
                                                                                 September 30,
                                                                           --------------------------
                                                                               1999           1998
                                                                           -----------    -----------
                                                                                   (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                            $     3,063    $    12,786
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Deferred taxes                                                         (2,305)        (3,660)
         Depreciation and amortization                                          20,421          5,941
         Tax benefit from exercise of stock options                             19,088          8,252
         Purchased in-process research and development                          11,470             --
         Provision for sales returns                                             4,940          3,318
         Provision for doubtful accounts                                            45            315
     Changes in operating assets and liabilities:
     (in 1999, net of effects of acquisitions)
         Accounts receivable                                                    (1,875)        (9,604)
         Other current assets                                                  (11,045)          (577)
         Accounts payable                                                       (2,320)         3,720
         Accrued liabilities                                                   (26,643)         3,510
         Deferred revenue                                                       16,810          4,936
                                                                           -----------    -----------

              Net cash provided by operating activities                         31,649         28,937
                                                                           -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of available-for-sale securities                                 (77,283)       (46,393)
     Maturities and sales of available-
       for-sale securities                                                      72,598         51,695
     Acquisition of property and equipment                                      (8,539)       (11,230)
     Payment for purchase of subsidiares, net of cash acquired                 (22,908)            --
     Change in other assets                                                     (1,671)          (100)
                                                                           ------------   ------------

              Net cash used in investing activities                            (37,803)        (6,028)
                                                                           ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                     20,292          7,689
     Other                                                                           4           (423)
                                                                           -----------    -----------

              Net cash provided by financing activities                         20,296          7,266
                                                                           -----------    -----------

Net increase in cash and cash equivalents                                       14,142         30,175

Cash and cash equivalents at beginning of period                                83,177         38,155
                                                                           -----------    -----------

Cash and cash equivalents at end of period                                 $    97,319    $    68,330
                                                                           ===========    ===========

Supplemental cash flow information:

     Issuance of common stock and stock options
         exchanged in purchase business combinations                       $   114,344             --

     Net deferred taxes recorded in a purchase business combination             22,740             --

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

     For the three-month and nine-months ended September 30, 1999, the impact is as follows:

                                                                Three Months Ended           Nine Months Ended
                                                                September 30, 1999          September 30, 1999
                                                              ----------------------      --------------------
                                                                 As            As             As           As
                                                              Reported      Restated       Reported     Restated

Total revenue                                                 $  71,688    $  67,931      $ 186,047    $ 163,439
Gross profit                                                     63,664       59,907        163,704      141,096
Net income                                                        3,438        1,396         16,072        3,063
Basic earnings  per share                                     $    0.04    $    0.02      $    0.19     $   0.04
Diluted earnings  per share                                   $    0.04    $    0.02      $    0.18     $   0.03


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

     A reconciliation of the numerator and denominator of basic and diluted earnings (loss) per share is provided as follows (in thousands, except per share amounts):

                                                                Three Months Ended           Nine Months Ended
                                                                   September 30,               September 30,
                                                              ----------------------      ----------------------
                                                                1999          1998           1999         1998
                                                              ---------    ---------      ---------     --------
Numerator - basic and diluted earnings  per share
--------------------------------------  ---------

     Net income                                               $   1,396    $   6,102      $   3,063     $ 12,786
                                                              =========    =========      =========     ========

Denominator - basic earnings  per share
----------------------------  ---------

     Weighted average common shares outstanding                  83,766       77,275         81,353       76,319
                                                              ---------    ---------      ---------     --------

     Basic earnings  per share                                $    0.02    $    0.08      $    0.04     $   0.17
                                                              =========    =========      =========     ========

Denominator - diluted earnings  per share
------------------------------  ---------

     Weighted average common shares outstanding                  83,766       77,275         81,353       76,319

     Effect of dilutive securities:

         Common stock options                                     6,928        6,448          6,449        6,146
                                                              ---------    ---------      ---------     --------

     Weighted average common and common
     equivalent shares                                           90,694       83,723         87,802       82,465
                                                              =========    =========      =========     ========

     Diluted earnings  per share                              $    0.02    $    0.07      $    0.03     $   0.16
                                                              =========    =========      =========     ========

Options excluded from diluted  earnings
     per share calculation                                           46           83            328          182
                                                              =========    =========      =========     ========

     Certain shares of common stock issuable upon exercise of stock options were excluded from the calculation of diluted net earnings per share because the options' exercise price was greater than the average market price of the common shares.

NOTE 3. BUSINESS COMBINATIONS

Purchase Combinations

         On April 1, 1999, we completed the acquisition of Intelliguard Software, Inc. and O.R.P., Inc., developers of standards-based storage management solutions for storage area networks, collectively referred to as "Intelliguard." We (i)issued 1,440,000 shares of our common stock with a fair market value of $42.5 million; and (ii) provided cash consideration of $9.0 million for all of the outstanding stock of Intelliguard and incurred transaction costs consisting primarily of professional fees of $3.9 million, resulting in a total purchase price of $55.4 million. The acquisition was accounted for as a purchase business combination which means that the purchase price was allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of acquisition. The results of operations of Intelliguard have been included with our results of operations since April 1, 1999, the date of acquisition.

         On July 30, 1999, we completed the acquisition of Vinca Corporation, or Vinca a developer of high availability and data protection software. We (i) issued 1,531,000 shares of our common stock with an estimated value of $54.3 million; and (ii) exchanged options to purchase 590,000 shares of our common stock with a fair market value of $17.6 million and provided cash consideration of $18.8 million for all of the outstanding stock and options of Vinca. The fair market value of the exchanged options to purchase 590,000 shares of our common stock was calculated using the Black-scholes option-pricing model with the following assumptions: 1) expected volatility of 80.59%, 2) weighted-average risk-free interest rate of 5.68%, 3) expected term of approximately five years and 4) no expected dividends. In connection with the acquisition, Legato incurred transaction costs consisting primarily of professional fees of $1.0 million, resulting in a total purchase price of $91.7 million. The results of operations of Vinca have been included with our results of operations since July 30, 1999, the date of acquisition.

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

         The fair value of the assets of Intelliguard which was determined through established valuation techniques used in the software industry, and a summary of the consideration exchanged for these assets follows (in thousands):

Total purchase price                                                 $55,355
                                                                     =======

 Assets acquired:
          Tangible assets, primarily cash, accounts
             receivable and property and equipment                     1,919
          Purchased software products                                 11,930
          Purchased in-process research and development                3,170
          Assembled workforce                                            860
          Non-compete agreements                                         690
          Goodwill                                                    45,215
          Liabilities assumed                                         (8,429)
                                                                    ---------
                                                                     $55,355

     The Intelliguard projects included in in-process research and development and the percent complete, the estimated cost to complete and the value assigned to each project are as follows (in thousands):

                       Estimate Percent    Estimated Cost        Value
        Project           Completion       To Complete           Assigned
        -------           ----------       -----------           --------

        A                       9%            $     340          $     780
        B                      50%                  680              1,660
        C                      17%                  170                730
                                                                 ---------

        Total purchased in-process research and development      $   3,170
                                                                 =========

         The fair value of the assets of Vinca that was determined through established valuation techniques used in the software industry, and a summary of the consideration exchanged for these assets is follows (in thousands):

Total purchase price                                                   $91,705
    Deferred taxes                                                      22,740
                                                                      --------
                                                                      $114,445
                                                                      ========
    Assets acquired:
             Tangible assets, primarily cash, accounts
                receivable and property and equipment                   10,858
             Patents and core technology                                23,600
             Distribution channel                                       22,500
             Completed products                                          5,200
             Purchased in-process research and development               8,300
             Assembled workforce                                         4,500
             Trademarks                                                  7,300
             Goodwill                                                   39,621
             Liabilities assumed                                        (7,434)
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
                                                                 =========

     The amounts allocated to the purchased in-process technology were determined based on an appraisal completed by an independent third parties using established valuation techniques and was expensed upon acquisition, because technological feasibility had not been established and no future alternative uses existed. The value of these projects was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from the sale of the products resulting from the completion of the projects reduced by the portion of the revenue attributable to core technology, and discounting the net cash flows back to their present value. Amounts allocated to intangible assets and goodwill resulting from the above acquisitions are amortized over periods ranging from seventeen months to five years from the date of acquisition. At September 30, 1999, accumulated amortization related to these items totaled $11.3 million.

     Summarized below are the unaudited pro forma results of operations of Legato as though Intelliguard and Vinca had been acquired at the beginning of the periods presented. Adjustments have been made for estimated increases in amortization for purchased software products, assembled work force and non-compete agreements and related income tax effects.

                                                       Nine Months Ended
                                                         September 30,
                                                    ----------------------
                                                      1999          1998
                                                    ---------    ---------
                                                        (in thousands)

Revenue                                             $ 172,438    $ 140,295
                                                    =========    =========

Net income (loss)                                   $ (4,033)    $ (1,813)
                                                    =========    =========

Basic earnings (loss) per share                     $  (0.05)    $  (0.02)
                                                    =========    =========

Diluted earnings (loss) per share                   $  (0.05)    $  (0.02)
                                                    =========    =========

     The above amounts are based upon certain assumptions and estimates that we believe are reasonable and do not reflect any benefit from economies of scale that might be achieved from combined operations. The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisitions taken place at the beginning of the periods presented or of future results of operations of the combined companies. The charges for in-process research and development and merger-related expenses have not been included in the unaudited pro forma results because it is nonrecurring and directly related to the acquisition.

Pooling of Interests Combination

         On April 19, 1999, we completed the merger with Qualix Group, Inc. (dba FullTime Software, Inc.), or FullTime, a developer of distributed, enterprise-wide, cross-platform, adaptive computing solutions that enable customers to proactively manage application service level availability, into a wholly-owned subsidiary of Legato. . We issued 3,442,000 shares of our common stock in exchange for all the common stock and options of FullTime. We accounted for the transaction as a pooling-of-interests. Accordingly, we restated the accompanying financial statements to represent the combined results of the previously separate entities for the periods presented.

         The table below presents the separate results of operations of Legato and FullTime for the periods prior to the combination:

                                                                Three Months Ended           Nine Months Ended
                                                                   September 30,               September 30,
                                                              ----------------------      ----------------------
                                                                1999          1998           1999         1998
                                                              ---------    ---------      ---------     --------
Revenue:
     Legato Systems, Inc.                                     $  67,931    $  37,492      $  158,349   $  98,638
     FullTime Software, Inc.                                         --        7,001           5,090      19,497
                                                              ---------    ---------      ----------   ---------
         Total                                                $  67,931    $  44,493      $  163,439   $ 118,135
                                                              =========    =========      ==========   =========

Net income (loss):
     Legato Systems, Inc. - as previously reported            $   1,396    $   7,527      $   5,693    $  18,127
     FullTime Software, Inc. - as previously reported                --       (2,120)        (4,012)      (7,946)
                                                              ---------    ----------     ----------   ---------
         Total                                                    1,396        5,407          1,681       10,181

     Adjustment to reflect elimination of
     valuation allowance                                             --          695          1,382        2,605
                                                              ---------    ---------      ---------    ---------

     Net income (loss) - as reported                          $   1,396    $   6,102      $   3,063    $  12,786
                                                              =========    =========      =========    =========

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
                                                                 =======


NOTE 4.  COMPREHENSIVE INCOME

     Our unrealized gain (loss) on investments represents the only component of comprehensive income that is excluded from net income for the quarter and nine-month periods ended September 30, 1999 and 1998. Our comprehensive income has been presented in the consolidated financial statements.

NOTE 5. SEGMENT INFORMATION

     Management uses one measurement of profitability for its business. Our software products and related services are developed and marketed to support heterogeneous client/server computing environments and large scale enterprises. We market our products and related services to customers in the United States, Canada, Europe and Asia Pacific.

   The table below presents revenue information by geographic area:

                                                                Three Months Ended           Nine Months Ended
                                                                   September 30,               September 30,
                                                              ----------------------      ----------------------
                                                                1999          1998           1999         1998
                                                              ---------    ---------      ---------     --------
                                                                                (in thousands)

     United States                                            $  48,458    $  33,282      $  118,037    $ 88,277
     Europe                                                      14,575        9,339          35,354      24,878
     Other countries                                              4,898        1,872          10,048       4,980
                                                              ---------    ---------      ----------    --------
         Total                                                $  67,931    $  44,493      $  163,439    $118,135
                                                              =========    =========      ==========    ========



The table below presents long-lived-asset information by geographic area:

                                             September 30,  December 31,
                                                  1999          1998
                                                ---------    ---------
                                                    (in thousands)

     United States                              $ 170,463    $  18,390
     Europe                                         1,933        1,113
     Other countries                                3,119        3,859
                                                ---------    ---------
         Total                                  $ 175,515    $  23,362
                                                =========    =========

The revenue information by geographical area is based on the country of destination. Other than the United States, no country accounted for more than 10 percent of our total revenue for the quarters ended September 30th , 1999 and 1998.

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

NOTE 8.  SUBSEQUENT EVENTS

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

     Selected elements of our consolidated financial statements are shown below as a percentage of total revenue.

                                                  Three Months Ended                  Nine Months Ended
                                                     September 30,                      September 30,
                                                  1999         1998                  1999         1998
                                               -----------  -----------           -----------  ---------
Revenue:
   Product license                                   65%           65%                  61%           65%
   Service and support                               26            23                   29            22
   Royalty                                            9            12                   10            13
                                               --------     ---------             --------     ---------
       Total revenue                                100           100                  100           100
Cost of revenue:
   Product license                                    2             6                    3             6
   Service and support                               10             9                   11             9
                                               --------     ---------             --------     ---------
       Total cost of revenue                         12            15                   14            15
                                               --------     ---------             --------     ---------
Gross profit                                         88            85                   86            85
Operating expenses:
   Research and development                          15            16                   16            16
   Sales and marketing                               36            40                   40            44
   General and administrative                         7             8                    9             9
   Amortization of intangibles                       11             1                    7             1
   Purchased in-process research
           and development                           12            --                    7            --
   Merger related expenses                           --             1                    3            --
                                               --------     ---------             --------     ---------
       Total operating expenses                      81            66                   82            70
                                               --------     ---------             --------     ---------
Income from operations                                7            19                    4            15
Interest and other income, net                        2             3                    2             3
                                               --------       -------             --------     ---------
Income before provision for income taxes              9            22                    6            18
Provision for income taxes                            7             8                    4             7
                                               --------     ---------             --------     ---------
Net income                                            2%           14%                   2%           11%
                                               ========     =========             ========     =========


Revenue

     Total revenue for the third quarter ended September 30, 1999 increased 53 percent over total revenue for the comparable period of 1998. Total revenue for the nine months ended September 30, 1999 increased 38 percent over total revenue for the comparable period of 1998. The increases were attributable to the continued acceptance of our Networker family of products, as well as the HA+ products from our merger with FullTime, the BudTool and Celestra products from our purchase of Intelliguard and Standby Server and the Co-Standby Server products from our purchase of Vinca, increased product license sales to large-scale enterprises and increased sales of service and support contracts.

     Product License Revenue. Product license revenue was $43.9 million in the third quarter of 1999 and $29.0 million in the third quarter of 1998, representing an increase of 51 percent. Product license revenue was $99.4 million in the first nine months of 1999 and $76.9 million in the first nine months of 1998, representing an increase of 29 percent. The increases were primarily attributable to the continued acceptance of our family of products, expansion of our product lines resulting from research and development efforts and integration of products from acquired companies and increased product sales to large-scale enterprises. We recognize product revenue upon shipment if a signed contract exists, the fee is fixed or determinable, collection of resulting receivables is probable and product returns are reasonably estimable, except for sales to domestic distributors and certain value-added resellers for 1999. We recognize revenue from domestic distributors upon sale by the distributor since these distributors have unlimited rights of return and we historically have not been able to make reasonable estimates of product returns for these distributors. We also incur additional internal costs to assist our distributors in selling our products to end users. For transactions entered into 1999 with those value-added resellers where we have determined that fees are not fixed or determinable due to circumstances involving unauthorized written and oral agreements outside our normal contractual terms, as discussed in Note 1, we recognize revenue upon receipt of cash. For certain sales where the licensing fee is not due until the customer deploys the software, revenue is recognized when the customer reports to us that the software has been deployed. Prior growth rates of our product license revenue are not indicative of future product license revenue growth rates and may not be sustainable in the future.

     Service and Support Revenue. Service and support revenue was $17.6 million in the third quarter of 1999 and $10.3 million in the third quarter of 1998, representing an increase of 71 percent. Service and support revenue was $47.7 million in the first nine months of 1999 and $26.5 million in the first nine months of 1998, representing an increase of 80 percent. The increases were primarily attributable to the growth in the number of registered customers electing to subscribe to support contracts and to renew software support contracts after their initial one-year term. Our increase in internal staffing for software support and education and consulting services helped to increase new sales and renewals of our software support contracts, as well as sales of education and consulting services we offer. We collect fees for ongoing customer support and product updates in advance and recognize this support revenue ratably over the period of the contract. For education and consulting services, we recognize revenue when such services are performed. Prior growth rates of our software service and support revenue are not indicative of future software service and support revenue growth rates and may not be sustainable in the future.

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

     International product license revenue was $19.5 million in the third quarter of 1999 and $11.2 million in the third quarter of 1998. International product license revenue increased 74 percent from the third quarter of 1998 to the third quarter of 1999. International product license revenue accounted for 29 percent of total revenue in the third quarter of 1999 and 25 percent in the third quarter of 1998. International product license revenue was $45.4 million in the first nine months of 1999 and $29.9 million in the first nine months of 1998. International product license revenue increased 52 percent from the first nine months of 1998 to the first nine months of 1999. International product license revenue accounted for 28 percent of total revenue in the first nine months of 1999 and 25 percent in the first nine months of 1998. International license revenue increased in absolute dollars primarily as a result of the continued market acceptance of our products overseas. An increase in the number of international sales offices, personnel and international distributors and resellers marketing our products helped increase the market acceptance of our products overseas. Sales in Europe accounted for the majority of our international revenue during these periods. We intend to continue to expand our international operations, which requires significant management attention and financial resources. Such diversion of resources could materially adversely affect our operating results. To the extent that we are unable to effect these additions in a timely manner, our growth, if any, in international revenue will be limited, and our business, operating results and financial condition could be seriously harmed. In addition, we cannot guarantee that we will be able to maintain or increase international market demand for our products.

Gross Profit

     Gross profit was $59.9 million in the third quarter of 1999 and $37.9 million in the third quarter of 1998, representing 88 percent of total revenue in the third quarter of 1999 and 85 percent of total revenue in the third quarter of 1998. Gross profit was $141.1 million in the first nine months of 1999 and $100.1 million in first nine months of 1998, representing 86 percent in the first nine months of 1999 and 85 percent in the first nine months of 1998. Gross profit consists of product license and service and support revenue less related costs.

     Gross profit from product license revenue was $42.5 million in the third quarter of 1999 and $26.6 million in the third quarter of 1998, representing 97 percent of product license revenue in the third quarter of 1999 and 91 percent in the third quarter of 1998. Gross profit from product license revenue increased 60 percent from the third quarter of 1998 to the third quarter of 1999. Gross profit from product license revenue was $95.1 million in the first nine months of 1999 and $69.8 million in the first nine months of 1998, representing 96 percent of product license revenue in the first nine months of 1999 and 91 percent in the first nine months of 1998. Gross profit from product license revenue increased 36 percent from the first nine months of 1998 to the first nine months of 1999. The increases in gross profit from product license revenue as a percentage of product license revenue were primarily attributable to our merger with FullTime in April 1999. Prior to the merger, FullTime's gross profit from product license revenue as a percentage of product license revenue was lower than ours. Once the combination was completed, FullTime's manufacturing facility was closed. Therefore, the costs of product license revenue declined. Gross profit from product license revenue consists of product license revenue less the related costs. Related costs of revenue consist primarily of product media, documentation and packaging. The rate of increase in gross profit from product license revenue was greater than the rate of increase in the related costs of product license revenue.

     Gross profit from service and support revenue was $11.0 million in the third quarter of 1999 and $6.2 million in 1998, representing 62 percent of the service and support revenue in the third quarter of 1999 and 60 percent in the third quarter of 1998. Gross profit from service and support revenue increased 76 percent from the third quarter of 1998 to the same period of 1999. Gross profit from service and support revenue was $29.7 million in the first nine months of 1999 and $15.6 million in the first nine months of 1998, representing 62 percent of the service and support revenue in the first nine months of 1999 and 59 percent in 1998. Gross profit from service and support revenue increased 91 percent from the first nine months of 1998 to the same period of 1999. Gross profit from service and support revenue as a percentage of service and support revenue increased primarily as a result of leveraging the costs of service and support revenue over a larger revenue base. The rate of increase in service and support revenue was greater than the rate of increase in the related costs of service and support revenue. The increase in our costs of service and support revenue in absolute dollars is attributable to our continued investment in developing new services and support offerings. The continued investment consists of costs associated with supporting a larger installed base of products, as well as costs to provide higher support levels to customers. Costs of service and support revenue consist primarily of personnel-related costs incurred in providing telephone support, consulting services, and training to customers as well as costs of providing software updates and costs of education and consulting materials.

Operating Expenses

     Research and Development. Research and development expenses consist primarily of personnel-related costs. Research and development expenses were $10.4 million in the third quarter of 1999 and $6.8 million in the third quarter of 1998, representing 15 percent of total revenue in the third quarter of 1999 and 16% in the third quarter of 1998. Research and development expenses increased 51 percent from the third quarter of 1998 to the third quarter of 1999. Research and development expenses were $27.4 million in the first nine months of 1999 and $18.4 million in the first nine months of 1998, representing 16 percent of total revenue in the first nine months of 1999 and 1998. Research and development expenses increased 49 percent from the first nine months of 1998 to the first nine months of 1999. The increases in research and development expenses in absolute dollars primarily reflect increased staffing and associated support for engineers necessary to continue to expand and enhance our product line. We believe that research and development expenses will continue to increase in absolute dollars as we continue to invest in developing new products, applications, and product enhancements.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries and commissions for sales and marketing personnel and promotional expenses. Sales and marketing expenses were $24.1 million in the third quarter of 1999 and $17.9 million in the third quarter of 1998, representing 36 percent of total revenue in the third quarter of 1999 and 40 percent in the third quarter of 1998. Sales and marketing expenses increased 35 percent from the third quarter of 1998 to the third quarter of 1999. Sales and marketing expenses were $65.3 million in the first nine months of 1999 and $51.4 million in the first nine months of 1998, representing 40 percent of total revenue in the first nine months of 1999 and 44 percent in the first nine months of 1998. Sales and marketing expenses increased 27 percent from the first nine months of 1998 to the first nine months of 1999. The increases in sales and marketing expenses in absolute dollars was primarily attributable to the continued growth of our sales force and associated support personnel. Sales and marketing expenses also increased as a result of additional marketing and promotional activities to increase awareness of our products. The decreases in sales and marketing expenses as a percentage of total revenue were primarily attributable to the integration of the sales staffs following our merger with FullTime in April

1999, accounted for as a pooling-of-interests. We believe that sales and marketing expenses will continue to increase in absolute dollars as we continue to expand our sales and marketing staff.

     General and Administrative. General and administrative expenses include personnel and other costs of our finance, human resources, facilities, information systems and other administrative departments. General and administrative expenses were $4.6 million in the third quarter of 1999 and $3.7 million in the third quarter of 1998, representing 7 percent of total revenue in the third quarter of 1999 and 8 percent of total revenue in the third quarter of 1998. General and administrative expenses increased 22 percent from the third quarter of 1998 to the third quarter of 1999. General and administrative expenses were $14.1 million in the first nine months of 1999 and $11.2 million in the first nine months of 1998, representing 9 percent of total revenue in the first nine months of 1999 and 1998. General and administrative expenses increased 26 percent from the first nine months of 1998 to the first nine months of 1999. The increase in absolute dollars of general and administrative expenses from the third quarter of 1998 to the third quarter of 1999 was primarily attributable to increased staffing and related costs required to manage and support our expansion. . Prior to the merger, FullTime's general and administrative expenses as a percentage of total revenue were higher than ours. We expect that general and administrative expenses will increase in dollar amount as we continue to expand our operations.

     Amortization of Intangibles. Amortization of intangibles was $7.7 million in the third quarter of 1999 and $279,000 in the third quarter of 1998. Amortization of intangibles was $12.2 million in the first nine months of 1999 and $838,000 in the first nine months of 1998. During the first nine months of 1999, we recorded additional intangibles related to the acquisitions of Intelliguard totaling $58.7 million and Vinca totaling $102.7 million (See Note 3 of the Notes to the Condensed Consolidated Financial Statements). We amortize these intangibles on a straight-line basis over periods ranging from seventeen months to five years from the dates of acquisition which resulted in additional amortization of $11.3 million in the first nine months of 1999.

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

     The Intelliguard projects included in in-process research and development and the percent complete, the estimated cost to complete and the value assigned to each project follows (in thousands):

                       Estimate Percent    Estimated Cost        Value
        Project           Completion       To Complete           Assigned
        -------           ----------       -----------           --------

        A                       9%            $     340          $     780
        B                      50%                  680              1,660
        C                      17%                  170                730
                                                                 ---------

        Total purchased in-process research and development      $   3,170
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
                                                                   =========


     Products incorporating the acquired technology have been completed and have begun to generate cash flows. We expect additional products, or advanced versions, will be completed within the next year. However, development of these technologies remains a significant risk to Legato due to the remaining effort to achieve technical viability, rapidly changing customer markets, uncertain standards for new products and significant competitive threats from numerous companies. The nature of efforts to develop the acquired technology into commercially viable products consists principally of planning, designing, coding and testing activities necessary to determine that the product can meet market expectations, including functionality and technical requirements. Failure to achieve the expected levels of revenue and net income from these products will negatively impact the return on investment expected at the time of the acquisition and potentially result in impairment of any other assets related to the development activities.

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

     Provision for Income Taxes. The provision for income taxes for the third quarter of 1999 was $4.7 million, compared to $3.7 million for the third quarter of 1998. The provision for income taxes for the first nine months of 1999 was $6.5 million, compared to $8.3 million for the first nine months of 1998. The effective tax rate was 77 percent for the third quarter of 1999 and 38 percent for the third quarter of 1998. The effective tax rate was 68 percent for the first nine months of 1999 and 39 percent for the first nine months of 1998. The increase in the effective rate from the third quarter of 1998 to the third quarter of 1999 is primarily attributable to merger related expenses and amortization of goodwill and intangible assets which are not deductible for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

     Our cash, cash equivalents and investments totaled $144.7 million at September 30, 1999, and represented 35 percent of total assets. Cash and cash equivalents are highly liquid investments with original maturities of ninety days or less. Investments consist mainly of short-term and long-term municipal securities. At September 30, 1999, we had no long-term debt and stockholders' equity was $320.9 million.

     We have financed our operations to date primarily by cash from operations and sales of common stock. Net cash provided by operating activities was $31.6 million in the first nine months of 1999. Net cash provided by operations in the first nine months of 1999 consisted primarily of net income of $3.1 million plus depreciation and amortization of $20.4 million, tax benefit from exercise of stock options of $19.1 million and the write-off of $11.5 million of purchased in-process research and development for the acquisitions of Intelliguard and Vinca offset by the net change in operating assets and liabilities of $20.1 million and net change in deferred tax assets of $2.3 million.

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

     Non-cash transactions consisted primarily of the issuance of 1,440,000 shares of common stock in connection with the acquisition of Intelliguard and 1,531,000 shares of common stock in connection with the acquisition of Vinca during 1999.

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

    (ii) The Company filed a report on Form 8-K, as amended, dated October 12, 1999, in connection with our acquisition of Vinca Corporation.

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