Form 10-Q/A
period 1999-03-31
LEGATO SYSTEMS INC
filed 2000-06-09
CIK 859360

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 3

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

PART I:      CONDENSED FINANCIAL INFORMATION

ITEM 1:      FINANCIAL STATEMENTS

                              LEGATO SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (in thousands)


                                                           March 31,       December 31,
                                                             1999              1998
                                                          -----------      -----------
                                                          (unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                              $    92,835      $    83,177
   Short-term investments                                      30,627           33,772
   Accounts receivable, net                                    35,573           39,982
   Other current assets                                         6,526            6,059
   Deferred tax asset                                          14,765           11,836
                                                          -----------      -----------

     Total current assets                                     180,326          174,826

Long-term investments                                          12,391            9,023
Property and equipment, net                                    21,164           21,119
Intangible assets, net                                          1,963            2,243
Other assets                                                    3,374              536
                                                          -----------      -----------

       Total assets                                       $   219,218      $   207,747
                                                          ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                       $     3,621      $     4,577
   Accrued liabilities                                         19,392           22,239
   Deferred revenue                                            26,931           21,879
                                                          -----------      -----------

     Total current liabilities                                 49,944           48,695

Deferred tax liability                                            528              523
                                                          -----------      -----------

     Total liabilities                                         50,472           49,218

Stockholders' equity:
   Capital stock and other comprehensive income               122,622          115,165
   Retained earnings                                           46,124           43,364
                                                          -----------      -----------

     Total stockholders' equity                               168,746          158,529
                                                          -----------      -----------

Total liabilities and stockholders' equity                $   219,218      $   207,747
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