Form 10-Q
period 2000-06-30
LEGATO SYSTEMS INC
filed 2000-08-14
CIK 859360

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2000

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from              to              .
                               ------------    -------------

                         Commission File Number: 0-26130

                              LEGATO SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                           94-3077394
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

The number of shares outstanding of the registrant's common stock as of July 31, 2000 was 86,962,614.



                              LEGATO SYSTEMS, INC.

                                      INDEX

                                                                                                        Page
                                                                                                        ----
PART I:  CONDENSED FINANCIAL INFORMATION

   Item 1.  Financial Statements:

       Condensed Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999                    3

       Condensed Consolidated Statements of Operations for the three-month and six-month periods
         ended June 30, 2000 and 1999                                                                     4

       Condensed Consolidated Statements of Cash Flows for the six-month periods ended June 30,
         2000 and 1999                                                                                    5

       Notes to the Condensed Consolidated Financial Statements                                           6

   Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations        11

   Item 3. Quantitative and Qualitative Disclosures About Market Risk                                    27

PART II:  OTHER INFORMATION

   Item 1.  Legal Proceedings                                                                            28

   Item 2.  Changes in Securities and Use of Proceeds                                                    28

   Item 3.  Defaults Upon Senior Securities                                                              28

   Item 4.  Submission of Matters to a Vote of Security Holders                                          29

   Item 5.  Other Information                                                                            29

   Item 6. Exhibits and Reports on Form 8-K                                                              29

SIGNATURE                                                                                                30

PART I:      CONDENSED FINANCIAL INFORMATION

ITEM 1:       FINANCIAL STATEMENTS

                              LEGATO SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                           June 30,        December 31,
                                                             2000              1999
                                                          -----------      -----------
                                                          (unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                              $   105,380      $   115,222
   Short-term investments                                      45,968           42,983
   Accounts receivable, net                                    39,767           53,387
   Other current assets                                         9,013           10,112
   Deferred tax asset                                          17,487           15,959
                                                          -----------      -----------

     Total current assets                                     217,615          237,663

Long-term investments                                           9,755           11,723
Property and equipment, net                                    38,392           27,090
Intangible assets, net                                        122,992          141,988
Deferred tax assets - long term                                 3,878            2,176
Other assets                                                    2,703            2,254
                                                          -----------      -----------

                                                          $   395,335      $   422,894
                                                          ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                       $     3,688      $     5,757
   Accrued compensation and benefits                           11,267           16,867
   Accrued liabilities                                         10,018            9,240
   Short-term loan payable                                         --            6,847
   Deferred revenues                                           40,592           46,438
                                                          -----------      -----------

     Total current liabilities                                 65,565           85,149

Stockholders' equity:
   Capital stock and other comprehensive income               301,273          291,677
   Retained earnings                                           28,497           46,068
                                                          -----------      -----------

     Total stockholders' equity                               329,770          337,745
                                                          -----------      -----------

                                                          $   395,335      $   422,894
                                                          ===========      ===========


          The accompanying notes are an integral part of the condensed consolidated financial statements.


                              LEGATO SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                   Three Months Ended                Six Months Ended
                                                        June 30,                         June 30,
                                                  2000           1999              2000           1999
                                               -----------    -----------       ----------     -----------
                                                       (unaudited)                      (unaudited)
Revenue:
   Product license                             $    31,343    $    30,784       $   66,079     $    55,523
   Services and support                             20,916         15,818          41,430           30,085
   Royalty                                           6,022          4,962           11,292           9,901
                                               -----------    -----------       ----------     -----------
       Total revenue                                58,281         51,564          118,801          95,509

Cost of revenue:
   Product license                                   1,582          1,450            3,144           2,982
   Services and support                              9,804          5,982           18,428          11,337
                                               -----------    -----------       ----------     -----------
       Total cost of revenue                        11,386          7,432           21,572          14,319
                                               -----------    -----------       ----------     -----------
Gross profit                                        46,895         44,132           97,229          81,190

Operating expenses:
   Research and development                         14,399          9,348           29,728          17,060
   Sales and marketing                              24,422         20,850           51,463          41,131
   General and administrative                        8,000          4,778           16,219           9,586
   Amortization of intangibles                       9,522          4,160           19,045           4,440
   Purchased in-process research
           and development                              --          3,170               --           3,170
   Merger related expenses                              --          4,968            1,250           4,968
                                               -----------    -----------       ----------     -----------
       Total operating expenses                     56,343         47,274          117,705          80,355
                                               -----------    -----------       ----------     -----------
Income (loss) from operations                      (9,448)        (3,142)         (20,476)             835
Interest and other income, net                       1,790          1,216            2,731           2,620
                                               -----------    -----------       ----------     -----------

Income (loss) before provision
   for income taxes                                (7,658)        (1,926)         (17,745)           3,455
Provision for (benefit from) income taxes             (77)          (833)            (177)           1,788
                                               -----------    -----------       ----------     -----------

Net income (loss)                              $   (7,581)    $   (1,093)       $ (17,568)     $     1,667
                                               ===========    ===========       ==========     ===========

Other comprehensive income, net of taxes
   Unrealized losses on securities                     (1)           (52)              (4)            (62)
                                               -----------    -----------       ----------     -----------

Comprehensive income (loss)                    $   (7,582)    $   (1,145)       $ (17,572)     $     1,605
                                               ===========    ===========       ==========     ===========

Basic earnings (loss) per share                $    (0.09)    $    (0.01)       $   (0.20)     $      0.02
                                               ===========    ===========       ==========     ===========

Diluted earnings (loss) per share              $    (0.09)    $    (0.01)       $   (0.20)     $      0.02
                                               ===========    ===========       ==========     ===========

Shares used in basic earnings (loss)
   per share calculation                            86,561         81,284           86,229          80,270
                                               ===========    ===========       ==========     ===========

Shares used in diluted earnings (loss)
   per share calculation                            86,561         81,284           86,229          86,154
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


                              LEGATO SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                Six Months Ended
                                                                                     June 30,
                                                                           --------------------------
                                                                               2000           1999
                                                                           -----------    -----------
                                                                                   (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income (loss)                                                     $   (17,568)   $     1,667

     Adjustments to reconcile net income/loss to net cash provided by operating activities:

         Net deferred tax asset                                                 (3,231)        (6,305)
         Depreciation and amortization                                          25,886         10,199
         Provision for doubtful accounts                                         1,515            120
         Tax benefit from exercise of stock options                                 --          4,674
         Purchased in-process research and development                              --          3,170

     Changes in operating assets and liabilities:

         Accounts receivable                                                    12,105         10,977
         Other current assets                                                    1,099           (293)
         Accounts payable                                                       (2,069)          (599)
         Accrued compensation and benefits                                      (5,600)           (64)
         Accrued liabilities                                                       778        (15,532)
         Deferred revenue                                                       (5,846)        10,618
                                                                           -----------    -----------

              Net cash provided by operating activities                          7,069         18,632
                                                                           -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchase of available-for-sale securities                                 (31,983)       (55,773)
     Proceeds from maturity and sale of available-
       for-sale securities                                                      30,970         51,512
     Acquisition of property and equipment                                     (18,129)        (5,708)
     Acquisition of Intelliguard, net of cash acquired                              --         (9,021)
     Change in other assets                                                       (511)        (5,431)
                                                                           -----------    -----------

              Net cash used in investing activities                            (19,653)       (24,421)
                                                                           -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from issuance of common stock                                      9,589          8,261
     Payment of short-term loan payable                                         (6,847)            --
     Other                                                                          --              4
                                                                           -----------    -----------

              Net cash provided by financing activities                          2,742          8,265
                                                                           -----------    -----------

Net increase/decrease in cash and cash equivalents                              (9,842)         2,476

Cash and cash equivalents at beginning of period                               115,222         83,177
                                                                           -----------    -----------

Cash and cash equivalents at end of period                                 $   105,380    $    85,653
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

NOTE 1.  BASIS OF PRESENTATION AND RESTATEMENT OF QUARTERLY FINANCIAL STATEMENTS

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

     On May 17, 2000, we filed our Form 10-K for 1999, which included our revised financial results for fiscal 1999. On June 8, 2000, we filed our amended Form 10-Qs for the first, second and third quarters of fiscal 1999, which included our restated results for these periods. We revised our preliminary fiscal 1999 results and restated results for the first, second and third quarters of 1999 following our discovery that a number of our sales representatives, acting outside their authority, had entered into additional unauthorized written and oral agreements outside our standard contractual terms with certain of our resellers. These side agreements allowed the resellers to pay us only when they were paid by end users, to return product in the event that a sale to an end user was not consummated, or to pay us on extended terms. If the existence of these side agreements had been known at the time that the transactions were signed, we would not have recognized revenue on these transactions in the period in which they were initially recorded as the fees involved would not have been deemed to be fixed or determinable. Accordingly, we revised the revenue recognition for all transactions with these resellers during fiscal 1999 to reflect the point in time when these fees were considered fixed or determinable which coincided with the receipt of payments from resellers. The results of our review of the transactions in 1999 were such that we concluded that the problems surrounding unauthorized written and oral agreements did not extend into earlier years.

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

NOTE 2.  EARNINGS PER SHARE

     Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common equivalent shares consist of the incremental common shares issuable upon exercise of stock options.

     A reconciliation of the numerator and denominator of basic and diluted earnings (loss) per share is provided as follows (in thousands, except per share amounts):

                                                                Three Months Ended           Six Months Ended
                                                                     June 30,                    June 30,
                                                              ----------------------      ----------------------
                                                                2000          1999           2000         1999
                                                              ---------    ---------      ---------     --------
Numerator - basic and diluted earnings per share

     Net income (loss)                                        $ (7,581)    $ (1,093)      $(17,568)     $  1,667
                                                              =========    =========      =========     ========

Denominator - basic earnings (loss) per share

     Weighted average common shares outstanding                  86,561       81,284         86,229       80,270
                                                              ---------    ---------      ---------     --------

     Basic earnings (loss) per share                          $  (0.09)    $  (0.01)      $  (0.20)     $   0.02
                                                              =========    =========      =========     ========

Denominator - diluted earnings (loss) per share

     Weighted average common shares outstanding                  86,561       81,284         86,229       80,270

     Effect of dilutive securities:

         Common stock options                                        --           --             --        5,884
                                                              ---------    ---------      ---------     --------

     Weighted average common and common
          equivalent shares                                      86,561       81,284         86,229       86,154
                                                              =========    =========      =========     ========

     Diluted earnings (loss) per share                        $  (0.09)    $  (0.01)      $  (0.20)     $   0.02
                                                              =========    =========      =========     ========


     Options excluded from diluted net income (loss)
          per share calculation                                   7,168        6,158          2,125          498
                                                              =========    =========      =========     ========

     Certain shares of common stock issuable upon exercise of stock options were excluded from the calculation of diluted net income (loss) per share, as the impact of the options would have been anti-dilutive.

 NOTE 3.  COMPREHENSIVE INCOME (LOSS)

     Our unrealized loss on investments represents the only component of comprehensive income (loss) that is excluded from net income/loss for the quarter and six-month period ended June 30, 2000. Our comprehensive income/loss has been presented in the consolidated financial statements.

NOTE 4. SEGMENT INFORMATION

     Management uses one measurement of profitability for its business. Our software products and related services are developed and marketed to support heterogeneous client/server computing environments and large scale enterprises. We market our products and related services to customers in the United States, Canada, Europe and Asia Pacific.

   Revenue information on a product basis is as follows:

                                                                Three Months Ended           Six Months Ended
                                                                     June 30,                    June 30,
                                                              ----------------------      ----------------------
                                                                2000          1999           2000         1999
                                                              ---------    ---------      ---------     --------
                                                                                (in thousands)
     Product license:
         NetWorker and related NetWorker products             $  27,340    $  24,835      $   56,617    $ 46,942
         Other products                                           4,003        5,949           9,462       8,131
     Service and support                                         20,916       15,818          41,430      30,085
     Royalty                                                      6,022        4,962          11,292       9,901
     Other products, primarily third-party hardware
          and software                                               --           --              --         450
                                                              ---------    ---------      ----------    --------
                                                              $  58,281    $  51,564      $  118,801    $ 95,509
                                                              =========    =========      ==========    ========


   The table below presents revenue information by geographic area:

                                                                Three Months Ended           Six Months Ended
                                                                     June 30,                    June 30,
                                                              ----------------------      ----------------------
                                                                2000          1999           2000         1999
                                                              ---------    ---------      ---------     --------
                                                                                (in thousands)

     United States                                            $  45,587    $  37,683      $   91,032    $ 69,580
     Europe                                                       9,406       10,490          20,420      20,779
     Other                                                        3,288        3,391           7,349       5,150
                                                              ---------    ---------      ----------    --------
                                                              $  58,281    $  51,564      $  118,801    $ 95,509
                                                              =========    =========      ==========    ========

The table below presents long-lived-asset information by geographic area:

                                                              June 30,   December 31,
                                                                2000          1999
                                                              ---------    ---------
                                                                  (in thousands)

     United States                                             $154,994    $ 163,336
     Europe                                                       2,544        2,208
     Other countries                                              3,846        3,534
                                                              ---------    ---------
         Total                                                $ 161,384    $ 169,078
                                                              =========    =========

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


     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, or SAB 101, Revenue Recognition in Financial Statements. SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB 101B which defers the implementation of SAB 101 to no later than the fourth quarter of fiscal years beginning after December 15, 1999. We do not expect the adoption of SAB 101 to have a material effect on our financial position or results of operations.

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

NOTE 6.  LEGAL PROCEEDINGS

     On January 20, 2000, a shareholder securities class action complaint was filed in the U.S. District Court, Northern District of California, against us and certain of our directors and officers. Approximately thirty other similar class actions involving the same defendants and substantially similar allegations were filed soon thereafter. The court has determined that all of the cases are related and assigned them to one federal judge. On May 1, 2000, the court consolidated all of the pending cases. On May 10, 2000, the court appointed a lead plaintiff, who filed a consolidated amended complaint on August 7, 2000. The consolidated amended complaint alleges that, between April 22, 1999 and May 17, 2000, we and certain of our officers made false or misleading statements of material fact about the Company's prospects and failed to follow generally accepted accounting principles in violation of the federal securities laws. The complaints seek an unspecified amount in damages.

     On February 1, 2000, a shareholder derivative action was filed in the U.S. District Court, Northern District of California, against certain of our officers and directors. We are named as nominal defendant. The complaint generally alleges the same conduct as the shareholder class actions filed in U.S. District Court for the period October 21, 1999 through January 19, 2000. The complaint asserts that defendants breached their fiduciary duties and engaged in improper insider trading. The complaint seeks unspecified damages and injunctive relief. On June 7, 2000, the Company was served with a shareholder derivative complaint filed in the U.S. District Court, Northern District of California, against the Company and certain of its officers and directors. The second federal case alleges substantially similar claims on behalf of shareholders for the period

March 30, 2000 through April 26, 2000. The complaint seeks unspecified damages and injunctive relief. Both federal derivative cases have been related to the securities class action.

     We have been advised by the staff of the Securities and Exchange Commission that the Commission will enter a formal order of investigation concerning our restatement of financial results for the first, second, and third quarters of 1999, and our revision of financial results for the fourth quarter and fiscal 1999. We have been voluntarily cooperating with the staff of the Commission in its investigation.

     On April 13, 2000, a shareholder derivative action was filed in the Superior Court of California, County of Santa Clara, against certain of our officers and directors. We are named as a nominal defendant. The complaint alleges substantially similar allegations as the federal derivative actions for the period October 21, 1999 through April 3, 2000. The complaint seeks unspecified damages. On May 23, 2000, a shareholder derivative action was filed in the Superior Court of California, County of San Mateo, against certain of our officers and directors. We are named as a nominal defendant. The complaint generally alleges the same conduct as the derivative actions filed in federal court, and asserts that our officers and directors breached their fiduciary duties. The complaint seeks unspecified damages and injunctive relief.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion in this report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those described in our forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, fluctuations in quarterly operating results, uncertainty in future operating results, litigation, product concentration, competition, technological changes, reliance on enterprise license transactions, reliance on indirect sales channels, dependence on international revenue, continuing attrition of sales or other key personnel, management of our growth and expansion, integration of recent acquisitions and other risks discussed in this item under the heading "Risk Factors" and the risks discussed in our other Securities and Exchange Commission filings.

RESULTS OF OPERATIONS

Overview

     On May 17, 2000, we filed our Form 10-K for 1999, which included our revised financial results for fiscal 1999. On June 8, 2000, we filed our amended Form 10-Qs for the first, second and third quarters of fiscal 1999, which included our restated results for these periods. We revised our preliminary fiscal 1999 results and restated results for the first, second and third quarters of 1999 following our discovery that a number of our sales representatives, acting outside their authority, had entered into additional unauthorized written and oral agreements outside our standard contractual terms with certain of our resellers. These side agreements allowed the resellers to pay us only when they were paid by end users, to return product in the event that a sale to an end user was not consummated, or to pay us on extended terms. If the existence of these side agreements had been known at the time that the transactions were signed, we would not have recognized revenue on these transactions in the period in which they were initially recorded as the fees involved would not have been deemed to be fixed or determinable. Accordingly, we have revised the revenue recognition for all transactions with these resellers during fiscal 1999 to reflect the point in time when these fees were considered fixed or determinable which coincided with the receipt of payments from resellers. The results of our review of the transactions in 1999 were such that we concluded that the problems surrounding unauthorized written and oral agreements did not extend into earlier years.

     We develop, market and support enterprise storage management software products for heterogeneous client/server computing environments and large scale enterprises. Our data protection products, primarily the NetWorker family of software products, from which we derive a majority of our revenue, and data availability products, primarily HA+, Octopus, Replication and Cluster products, support many storage management server platforms and can accommodate a variety of servers, clients, applications, databases and storage devices. We license our products through resellers and directly to end users primarily located in North America, Europe and Asia Pacific. We also license our source code to original equipment manufacturers, or OEMs, in exchange for initial licensing fees and receive ongoing royalties from the OEMs' product sales. Substantially all of the OEMs are large computer system and software suppliers located in the United States, Europe and Asia Pacific.

     Selected elements of our consolidated financial statements are shown below as a percentage of total revenue.

                                                  Three Months Ended                  Six Months Ended
                                                       June 30,                           June 30,
                                                  2000         1999                  2000         1999
                                               -----------  -----------           -----------  ---------
Revenue:
   Product license                                   54%           60%                  56%           58%
   Services and Support                              36            30                   35            32
   Royalty                                           10            10                    9            10
                                               --------     ---------             --------     ---------
       Total revenue                                100           100                  100           100
Cost of revenue:
   Product license                                    3             3                    3             3
   Services and support                              17            12                   15            12
                                               --------     ---------             --------     ---------
       Total cost of revenue                         20            15                   18            15
                                               --------     ---------             --------     ---------
Gross profit                                         80            85                   82            85
Operating expenses:
   Research and development                          25            18                   25            18
   Sales and marketing                               42            40                   43            43
   General and administrative                        14             9                   14            10
   Amortization of intangibles                       16             8                   16             5
   Purchased in-process research
           and development                           --             6                   --             3
   Merger related expenses                           --            10                    1             5
                                               --------     ---------             --------     ---------
       Total operating expenses                      97            91                   99            84
                                               --------     ---------             --------     ---------
Income(loss) from operations                        (16)           (6)                 (17)            1
Interest and other income, net                        3             2                    2             3
                                               --------     ---------             --------     ---------
Income(loss) before provision for income taxes      (13)           (4)                 (15)            4
Provision for(benefit from) income taxes             --            (2)                  --             2
                                               --------     ----------            --------     ---------
Net income(loss)                                    (13)%          (2)%                (15)%           2%
                                               =========    ==========            =========    =========

Revenue

     Total revenue for the second quarter ended June 30, 2000 increased 13% over total revenue for the comparable period of 1999. Total revenue for the six months ended June 30, 2000 increased 24% over total revenue for the comparable period of 1999. The increases were attributed primarily to increased product licenses and service and support contracts.

     Product license revenue. Product license revenue was $31.3 million in the second quarter of 2000 and $30.8 million in the second quarter of 1999, representing an increase of 1.8%. Product license revenue was $66.1 million in the first six months of 2000 and $55.5 million in the first six months of 1999, representing an increase of 19%. The increase was attributed primarily to the continued acceptance of our products. We recognize product revenue upon shipment if a signed contract exists, the fee is fixed or determinable, collection of resulting receivables is probable and product returns are reasonably estimable, with the exception of sales to domestic distributors and certain value-added resellers for 2000. We recognize revenue from domestic distributors upon sale by the distributor since these distributors have unlimited rights of return and we historically have not been able to make reasonable estimates of product returns for these distributors. We also incur additional internal costs to assist our distributors in selling our products to end users. For transactions entered into 1999 with those value-added resellers where we have determined that fees were not fixed or determinable due to circumstances involving unauthorized written and oral agreements outside our normal contractual terms, as discussed in Note 1, we recognize revenue when fees are fixed or determinable, which coincides with the receipt of cash. For certain sales where the licensing fee is not due until the customer deploys the software, revenue is recognized when the customer reports to us that the software has been deployed. Prior growth rates of our product license revenue are not indicative of future product license revenue growth rates and may not be sustainable in the future.

     Services and support revenue. Services and support revenue was $20.9 million in the second quarter of 2000 and $15.8 million in the second quarter of 1999, representing an increase of 32%. Service and support revenue was $41.4 million in the first six months of 2000 and $30.1 million in the first six months of 1999, representing an increase of 38%. The increases were primarily attributable to the growth in the number of registered customers electing to subscribe to support contracts and to renew existing software support contracts. Our increase in internal staffing for software support and education and consulting services helped to increase new sales and renewals of our software support contracts, as well as sales of education and consulting services we offer. We collect fees for ongoing customer support and product updates in advance and recognize this support revenue ratably over the period of the contract. For education and consulting services, we recognize revenue when such services are performed. Prior growth rates of our software service and support revenue are not indicative of future software service and support revenue growth rates and may not be sustainable in the future.

     Royalty revenue. Royalty revenue was $6.0 million in the second quarter of 2000 and $5.0 million in the second quarter of 1999, representing an increase of 21%. Royalty revenue was $11.3 million in the first six months of 2000 and $9.9 million in the first six months of 1999, representing an increase of 14%. Royalty revenue is recognized upon receipt of quarterly royalty reports from OEMs related to their product sales for the previous quarter. Prior growth rates of our royalty revenue are not indicative of future royalty revenue growth rates and may not be sustainable in the future.

     International product license revenue was $12.7 million in the second quarter of 2000 and $13.9 million in the second quarter of 1999. International product license revenue decreased 9% from the second quarter of 1999 to the second quarter of 2000. International product license revenue accounted for 22% of total revenue in the second quarter of 2000 and 27% in the second quarter of 1999. International product license revenue was $27.8 million in the first six months of 2000 and $25.9 million in the first six months of 1999. International product license revenue increased 7% from the first six months of 1999 to the first six months of 2000. International product license revenue accounted for 23% of total revenue in the first six months of 2000 and 27% in the first six months of 1999. Sales in Europe and Asia accounted for the majority of our international revenue during these periods. International product license revenue decreased in the second quarter of 2000 from the same quarter of 1999 primarily as a result of a reorganization of our European operations and delays in completing several large transactions in Europe.

     We have expanded our international operations significantly over the past several years. Such expansion requires significant management attention and financial resources. Diversion of resources could materially adversely affect our operating results. To the extent that we are unable to manage these expanded international operations, our growth, if any, in international revenue will be limited, and our business, operating results and financial condition could be seriously harmed. In addition, we cannot guarantee that we will be able to maintain or increase international market demand for our products.

Gross Profit

     Gross profit was $46.9 million in the second quarter of 2000 and $44.1 million in the second quarter of 1999, representing 80% of total revenue in the second quarter of 2000 and 85% of total revenue in the second quarter of 1999. Gross profit was $97.2 million in the first six months of 2000 and $81.2 million in first six months of 1999, representing 82% in the first six months of 2000 and 85% in the first six months of 1999. Gross profit consists of product license and service and support revenue less related costs.

     Gross profit from product license revenue was $29.8 million in the second quarter of 2000 and $29.3 million in the second quarter of 1999, representing 95% of product license revenue in the second quarter of 2000 and 1999. Gross profit from product license revenue increased 1% from the second quarter of 1999 to the same period of 2000. Gross profit from product license revenue was $62.9 million in the first six months of 2000 and $52.5 million in the first six months of 1999, representing 95% of product license revenue in the first six months of 2000 and 95% for the first six months of 1999. Gross profit from product license revenue increased 20% from the first six months of 1999 to the first six months of 2000, consistent with the increase in product license revenue over the comparable periods. Related costs of revenue consist primarily of product media, documentation and packaging.

     Gross profit from service and support revenue was $11.1 million in the second quarter of 2000 and $9.8 million in the second quarter of 1999, representing 53% of the service and support revenue in the second quarter of 2000 and 62% in the second quarter of 1999. Gross profit from service and support revenue increased 13% from the second quarter of 1999 to the same period of 2000. Gross profit from service and support revenue was $23.0 million in the first six months of 2000 and $18.7 million in the first six months of 1999, representing 56% of the service and support revenue in the first six months of 2000 and 62% in the first six months of 1999. Gross profit from service and support revenue increased 23% from the first six months of 1999 to the same period of 2000. Gross profit from service and support revenue as a percentage of service and support revenue decreased primarily as a result of expense levels being relatively fixed and based, in part, on our expectations of our future revenue. Consequently, when revenue levels fall below our expectations, the gross profit from service and support decreases. The increase in our costs of service and support revenue in absolute dollars is also attributable to our continued investment in developing new services and support offerings. The continued investment consists of costs associated with supporting a larger installed base of products, as well as costs to provide higher support levels to customers. Costs of service and support revenue consist primarily of personnel-related costs incurred in providing telephone support, consulting services, and training to customers, costs of providing software updates and costs of education and consulting materials.

Operating Expenses

     Research and development. Research and development expenses consist primarily of personnel-related costs. Research and development expenses were $14.4 million in the second quarter of 2000 and $9.3 million in the second quarter of 1999, representing 24% of total revenue in the second quarter of 2000 and 18% in the second quarter of 1999. Research and development expenses increased 54% from the second quarter of 1999 to the second quarter of 2000. Research and development expenses were $29.7 million in the first six months of 2000 and $17.1 million in the first six months of 1999, representing 25% of total revenue in the first six months of 2000 and 18% in first six months of 1999. Research and development expenses increased 74% from the first six months of 1999 to the first six months of 2000. Research and development expenses as a percentage of revenue increased primarily as a result of expense levels being relatively fixed and based primarily on our expectations of our future revenue. Consequently, when revenue levels fall below our expectations, the research and development expenses as a percentage of revenue increases. The increases in research and development expenses in absolute dollars primarily reflect increased staffing and associated support for engineers necessary to continue to expand and enhance our product line. We believe that research and development expenses will continue to increase in absolute dollars as we continue to invest in developing new products, applications, and product enhancements.

     Sales and marketing. Sales and marketing expenses consist primarily of salaries and commissions for sales and marketing personnel and promotional expenses. Sales and marketing expenses were $24.4 million in the second quarter of 2000 and $20.9 million in the second quarter of 1999, representing 42% of total revenue in the second quarter of 2000 and 40% in the second quarter of 1999. Sales and marketing expenses increased 17% from the second quarter of 1999 to the second quarter of 2000. Sales and marketing expenses were $51.5 million in the first six months of 2000 and $41.1 million in the first six months of 1999, representing 43% of total revenue in the six months of 2000 and 1999. Sales and marketing expenses increased 25% from the six months of 1999 to the first six months of 2000. Sales and marketing expenses as a percentage of revenue increased primarily as a result of expense levels being tied closely to personnel and facilities costs and based primarily on our expectations of our future revenue. Consequently, when revenue levels fall below our expectations, the sales and marketing expenses as a percentage of revenue increases. We believe that sales and marketing expenses will continue to increase in absolute dollars as the costs to hire new sales and marketing personnel increases.

     General and administrative. General and administrative expenses include personnel and other costs of our finance, human resources, legal, facilities, information systems and other administrative departments. General and administrative expenses were $8.0 million in the second quarter of 2000 and $4.8 million in the second quarter of 1999, representing 14% of total revenue in the second quarter of 2000 and 9% of total revenue in the second quarter of 1999. General and administrative expenses increased 67% from the second quarter of 1999 to the second quarter of 2000. General and administrative expenses were $16.2 million in the first six months of 2000 and $9.6 million in the first six months of 1999, representing 15% of total revenue in the first six months of 2000 and 10% in the first six months of 1999. General and administrative expenses increased 69% from the first six months of 1999 to the first six months of 2000. The increases in general and administrative were primarily attributable to increased staffing and related costs required to manage and support our expanded operations and professional fees incurred in connection with the litigation (See Notes 6 to the Notes of the Condensed Financial Statements). We expect that general and administrative expenses will increase in dollar amount as we continue to incur additional legal expenses in connection with the shareholder litigation.

     Amortization of intangibles. Amortization of intangibles was $9.5 million in the second quarter of 2000 and $4.2 in the second quarter of 1999. Amortization of intangibles was $19.0 million in the first six months of 2000 and $4.4 million in the first six months of 1999. The increase from the first quarter of 1999 is primarily attributed to the amortization of intangibles related to the acquisitions of Intelliguard Software, Inc. and Vinca Corporation during 1999 . We are amortizing these intangibles on a straight-line basis ranging from seventeen months to five years from the dates of acquisition.

     In-process research and development. We did not incur any in-process research and development costs for the second quarter and the first six months of 2000. During the second quarter of 1999, we incurred in-process research and development costs of $3.2 million in connection with our acquisition of Intelliguard.

     Merger-Related Expenses. We did not incur any merger-related expenses for the second quarter and the first six months of 2000. In connection with the merger with FullTime in 1999, we incurred $5.0 million in merger related expenses, consisting primarily of charges for transaction fees, involuntary termination benefits, non-cancelable lease obligations and write-offs of leasehold improvements for sales and administrative offices that were duplicative and vacated.

     Interest and Other Income, Net. Interest and other income, net, was $1.8 million in the second quarter of 2000 and $1.2 million in the second quarter of 1999. Interest and other income, net, was $2.7 million in the first six months of 2000 and $2.6 million in the first six months of 1999. Interest and other income primarily represent interest income from funds available for investment. The increase in interest and other income was primarily attributed to additional interest income earned from higher cash and investment balances from the second quarter of 1999.

     Provision for Income Taxes. The benefit from income taxes for the second quarter of 2000 was $77,000, compared to a benefit from income taxes of $833,000 for the second quarter of 1999. The benefit from income taxes for the first six months of 2000 was $177,000, compared to a provision for income taxes of $1.8 million for the first six months of 1999. The effective tax rate was 1% for the second quarter of 2000 and 43% for the second quarter of 1999. The effective tax rate was 1% for the first six months of 2000 and 52% for the first six months of 1999. The decrease in the effective rates primarily reflects losses before income taxes of $7.7 million for the second quarter of 2000 and $17.7 million for the first six months of 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Our cash, cash equivalents and investments totaled $161.1 million at June 30, 2000, and represented 41% of total assets. Cash and cash equivalents are highly liquid investments with original maturities of ninety days or less. Investments consist mainly of short-term and long-term municipal securities and auction-rate receipts. At June 30, 2000, we had no long-term debt and stockholders' equity was $329.8 million.

     We have financed our operations to date primarily by cash from operations and sales of common stock. Net cash provided by operating activities was $7.1 million in the first six months of 2000. Net cash provided by operations in the first six months of 2000 consisted primarily of net loss of $17.6 million and net change in deferred tax assets of $3.2 million, offset by depreciation and amortization of $25.9 million and provision for doubtful accounts of $1.5 million and the net change in operating assets and liabilities of $0.5 million.

     Net cash used in investing activities was $19.7 million in the first six months of 2000. Net cash used in investing activities primarily reflected purchases of marketable securities of $32.0 million and purchases of property and equipment of $18.1 million. The cash used in investing activities was offset primarily by proceeds from the maturity and sale of marketable securities of $31.0 million and the change in other assets of $0.5 million. Purchases of property and equipment increased to support the growth in our operations from the same period from 1999.

     Net cash provided by financing activities was $2.7 million in the first six months of 2000. Net cash provided by financing activities consisted primarily of proceeds of $9.6 million received from the issuance of our common stock offset by the payment of a short-term loan payable of $6.8 million.

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

RISK FACTORS

     In addition to the other information in this Report, the following risk factors should be considered carefully in evaluating our business and us:

     Our Quarterly Operating Results Are Volatile.

     Our quarterly operating results have varied in the past and may vary in the future. Our quarterly operating results may vary depending on a number of factors, many of which are outside of our control, including:

 - The size and timing of orders;
 - Increased competition;
 - Personnel change or turnover;
 - Continuing attrition of employees;
 - Market acceptance of our new products, applications and product enhancements or our competitors;
 - Changes in pricing policies or those of our competitors;
 - Our ability to develop, introduce and market new products, applications and product enhancements;
 - Implementation of new business models will result in deferring recognition of revenue on certain transactions;
 - Ability to integrate acquired businesses;
 - Our ability to control costs;
 - Quality control of products sold;
 - Lengthy sales cycles, particularly with enterprise license transactions;
 - Delay in the recognition of revenue from enterprise license and application service provider transactions;
 - Modification in reseller relationships resulting in changes to revenue recognition policies;
 - Success in expanding sales and marketing programs;
 - Technological changes in our markets;
 - The mix of sales among our channels;
 - Deferrals of customer orders in anticipation of new products, applications or product enhancements;
 - Market readiness to deploy our products for distributed computing environments;
 - Changes in our strategy or that of our competitors;
 - Customer budget cycles and changes in these budget cycles;
 - Foreign currency and exchange rates;
 - Acquisition costs or other non-recurring charges in connection with the acquisition of companies, products or technologies;
 - Costs and expenses related to shareholder litigation; and
 - General economic factors.

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

     We cannot predict our future revenue with any significant degree of certainty for several reasons including:

 - Product revenue in any quarter is substantially dependent on orders booked and shipped in that quarter, since we operate with virtually no order backlog;
 - We do not recognize revenue on sales to domestic distributors until the products are sold through to end-users;
 - Implementation of new business models will result in deferring recognition of revenue on certain transactions;
 - The storage management market is rapidly evolving;
 - Our sales cycles vary substantially from customer to customer, in large part because we are becoming increasingly dependent upon larger company-wide enterprise license transactions to corporate customers. Such transactions include product license, service and support components and take a long time to complete;
 - The timing of large orders can significantly affect revenue within a quarter;
 - The timing of recognition of revenue from enterprise license and application service provider transactions can significantly affect revenue within a quarter;
 - Modification in reseller relationships resulting in changes to revenue recognition policies;
 - License and royalty revenue are difficult to forecast. Our royalty revenue is dependent upon product license sales by OEMs of their products that incorporate our software. Accordingly, this royalty revenue is subject to OEMs' product cycles, which are also difficult to predict. Fluctuations in licensing activity from quarter to quarter further impact royalty revenue, because initial license fees generally are non-recurring and recognized upon the signing of a license agreement; and

     Our expense levels are relatively fixed and are based, in part, on our expectations of our future revenue. Consequently, if revenue levels fall below our expectations, our net income will decrease because only a small portion of our expenses varies with our revenue.

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

     Litigation.

     On January 20, 2000, a shareholder securities class action complaint was filed in the U.S. District Court, Northern District of California, against us and certain of our directors and officers. Approximately thirty other similar class actions involving the same defendants and substantially similar allegations were filed soon thereafter. The court has determined that all of the cases are related and assigned them to one federal judge. On May 1, 2000, the court consolidated all of the pending cases. On May 10, 2000, the court appointed a lead plaintiff, who filed a consolidated amended complaint on August 7, 2000. The consolidated amended complaint alleges that, between April 22, 1999 and May 17, 2000, we and certain of our officers made false or misleading statements of material fact about the Company's prospects and failed to follow generally accepted accounting principles in violation of the federal securities laws. The complaints seek an unspecified amount in damages.

     On February 1, 2000, a shareholder derivative action was filed in the U.S. District Court, Northern District of California, against certain of our officers and directors. We are named as nominal defendant. The complaint generally alleges the same conduct as the shareholder class actions filed in U.S. District

Court for the period October 21, 1999 through January 19, 2000. The complaint asserts that defendants breached their fiduciary duties and engaged in improper insider trading. The complaint seeks unspecified damages and injunctive relief. On June 7, 2000, the Company was served with a shareholder derivative complaint filed in the U.S. District Court, Northern District of California, against the Company and certain of its officers and directors. The second federal case alleges substantially similar claims on behalf of shareholders for the period March 30, 2000 through April 26, 2000. The complaint seeks unspecified damages and injunctive relief. Both federal derivative cases have been related to the securities class action.

     On April 13, 2000, a shareholder derivative action was filed in the Superior Court of California, County of Santa Clara, against certain of our officers and directors. We are named as a nominal defendant. The complaint alleges substantially similar allegations as the federal derivative actions for the period October 21, 1999 through April 3, 2000. The complaint seeks unspecified damages. On May 23, 2000, a shareholder derivative action was filed in the Superior Court of California, County of San Mateo, against certain of our officers and directors. We are named as a nominal defendant. The complaint generally alleges the same conduct as the derivative actions filed in federal court, and asserts that our officers and directors breached their fiduciary duties. The complaint seeks unspecified damages and injunctive relief.

     We have been advised by the staff of the Securities and Exchange Commission that the Commission will enter a formal order of investigation concerning our restatement of financial results for the first, second, and third quarters of 1999, and our revision of financial results for the fourth quarter and fiscal 1999. We have been voluntarily cooperating with the staff of the Commission in its investigation.

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

     Our  Management Team is in Transition

     We have recently experienced and will continue to experience changes in our management team. On April 2, 2000 we announced that Kent Smith, formerly Executive Vice President for Strategic Alliances, would expand his role and reassume responsibility for worldwide sales from David Malmstedt, who resigned from the Company. On June 18, 2000, we announced a realignment of our product operations organization into two functional units: (i) Product Development to be headed by George Symons who was appointed Vice President of Product Development and (ii) Product Marketing, to be headed by Terry Dickson who was appointed Vice President of Marketing. This realignment of the product operations organization followed the resignation of Nora Denzel, formerly senior vice president of product operations. On July 25, 2000, we announced that we are conducting a search for a new president and chief operating officer to assume responsibility for the day-to-day operations of the company and that a separate search was also underway to replace Stephen C. Wise, who will be resigning as the Company's Chief Financial Officer. Our business could be seriously harmed if we are not successful in recruiting executives to fill the open positions or if integration of the recently appointed executives into our company is not successful.

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

     In addition, our public announcements over the past several months related to the restatement of our 1999 financials, attrition in our sales force and management changes have and may continue to adversely affect our ability to compete effectively.

     We Rely on Our Key Personnel.

     We have recently experienced attrition of key personnel and may have further attrition or disruption following our recent announcements. Our future performance depends on the continued service of our key technical, sales and senior management personnel. Most of our technical, sales or senior management personnel are not bound by employment agreements. The loss of the services of one or more of our officers or other key employees could seriously harm our business, operating results and financial condition.

     Our future success also depends on our continuing ability to attract and retain highly qualified technical, sales and managerial personnel. Competition for such personnel is intense, and we may fail to retain our key technical, sales and managerial employees or attract, assimilate or retain other highly qualified technical, sales and managerial personnel in the future.

     We Rely on Our Sales Personnel

     We have recently experienced a number of voluntary resignations in our sales force and may have further attrition or disruption in the sales force following our recent announcements. On April 2, 2000 we announced that Kent Smith, formerly Executive Vice President for Strategic Alliances, would expand his role and reassume responsibility for worldwide sales from David Malmstedt, who resigned from the Company. Our future success depends on our continuing ability to attract and retain highly qualified sales personnel. Competition for such personnel is intense, and we may fail to retain our sales personnel or attract, assimilate or retain other highly qualified sales personnel in the future. Any further attrition or disruption to our sales force could seriously harm our business, operating results and financial condition.

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

We may:

 - Fail to develop and market new products that respond to technological changes or evolving industry standards;
 - Experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products; or
 - Fail to develop new products that adequately meet the requirements of the marketplace or achieve market acceptance.

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

     We Rely on Enterprise License Transactions.

     In the past, we marketed our products at the department level of corporate customers. Within the last few years, we developed strategies to pursue larger enterprise license transactions with corporate customers. We may fail to successfully market our products in larger enterprise license transactions. Such failure would seriously harm our business, operating results and financial condition. Our operating results are sensitive to the timing of such orders. Such orders are difficult to manage and predict, because:

 - The sales cycle is typically lengthy, generally lasting three to six months, and varies substantially from transaction to transaction;
 - They often include multiple elements such as product licenses and service and support;
 - Recognition of revenue from enterprise license transactions may vary from transaction to transaction;
 - They typically involve significant technical evaluation and commitment of capital and other resources; and
 - Customers' internal procedures frequently cause delays in orders. Such internal procedures include approval of large capital expenditures, implementation of new technologies within their networks, and testing new technologies that affect key operations.

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

     Our Trading Price is Volatile.

     The trading of our common stock is highly volatile, trading as high as $82.5 and as low as $8.187 between December 1, 1999 and August 11, 2000, and the price of our common stock will fluctuate in the future. An investment in our common stock is subject to a variety of significant risks, including, but not limited to the following:

 - Quarterly fluctuations in financial results or results of other software companies;
 - Changes in our revenue growth rates or our competitors' growth rates;
 - Announcements that our revenue or income are below analysts' expectations;
 - Changes in analysts' estimates of our performance or industry performance;
 - Announcements of new products by our competitors or by us;
 - Developments with respect to our patents, copyrights, or proprietary rights or those of our competitors;
 - Sales of large blocks of our common stock;
 - Conditions in the financial markets in general;
 - Litigation;
 - General business conditions and trends in the distributed computing environment and software industry; and
 - Announcements related to our restatement of 1999 financials.

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

     We maintain an investment portfolio of various issuers, types and maturities. Our investment portfolio consists of both fixed and variable rate financial instruments. These securities are classified as available-for-sale, and consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of stockholders' equity, net of taxes. At any time, a sharp rise in interest rates could seriously harm the fair value of our investment portfolio. Conversely, declines in interest rates could seriously harm interest earnings of our investment portfolio. A 1% change in interest rates would result in an increase or decrease to the annualized interest income of approximately $1.5 million. Currently, we do not hedge these interest rate exposures.

PART II:     OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On January 20, 2000, a shareholder securities class action complaint was filed in the U.S. District Court, Northern District of California, against us and certain of our directors and officers. Approximately thirty other similar class actions involving the same defendants and substantially similar allegations were filed soon thereafter. The court has determined that all of the cases are related and assigned them to one federal judge. On May 1, 2000, the court consolidated all of the pending cases. On May 10, 2000, the court appointed a lead plaintiff, who filed a consolidated amended complaint on August 7, 2000. The consolidated amended complaint alleges that, between April 22, 1999 and May 17, 2000, we and certain of our officers made false or misleading statements of material fact about the Company's prospects and failed to follow generally accepted accounting principles in violation of the federal securities laws. The complaints seek an unspecified amount in damages.

     On February 1, 2000, a shareholder derivative action was filed in the U.S. District Court, Northern District of California, against certain of our officers and directors. We are named as nominal defendant. The complaint generally alleges the same conduct as the shareholder class actions filed in U.S. District Court for the period October 21, 1999 through January 19, 2000. The complaint asserts that defendants breached their fiduciary duties and engaged in improper insider trading. The complaint seeks unspecified damages and injunctive relief. On June 7, 2000, the Company was served with a shareholder derivative complaint filed in the U.S. District Court, Northern District of California, against the Company and certain of its officers and directors. The second federal case alleges substantially similar claims on behalf of shareholders for the period March 30, 2000 through April 26, 2000. The complaint seeks unspecified damages and injunctive relief. Both federal derivative cases have been related to the securities class action.

     On April 13, 2000, a shareholder derivative action was filed in the Superior Court of California, County of Santa Clara, against certain of our officers and directors. We are named as a nominal defendant. The complaint alleges substantially similar allegations as the federal derivative actions for the period October 21, 1999 through April 3, 2000. The complaint seeks unspecified damages. On May 23, 2000, a shareholder derivative action was filed in the Superior Court of California, County of San Mateo, against certain of our officers and directors. We are named as a nominal defendant. The complaint generally alleges the same conduct as the derivative actions filed in federal court, and asserts that our officers and directors breached their fiduciary duties. The complaint seeks unspecified damages and injunctive relief.

     We have been advised by the staff of the Securities and Exchange Commission that the Commission will enter a formal order of investigation concerning our restatement of financial results for the first, second, and third quarters of 1999, and our revision of financial results for the fourth quarter and fiscal 1999. We have been voluntarily cooperating with the staff of the Commission in its investigation.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
             Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
             Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholders was held on July 12, 2000 in Palo Alto, California. Of the 86,502,921 shares outstanding as of the record date, 72,020,832 shares were present or represented by proxy at the meeting. The following matters were submitted to a vote of security holders:

(1)      To elect the following to serve as Directors of the Company:

                                            Votes For          Votes Abstaining
                                         ----------------      ----------------

         Louis C. Cole                       70,021,669           1,999,163
         Eric A. Benhamou                    70,923,312           1,097,520
         H. Raymond Bingham                  70,919,478           1,101,354
         Kenneth A. Goldman                  70,156,752           1,864,080
         Christopher B. Paisley              70,132,603           1,888,229
         David N. Strohm                     70,922,033           1,098,799

 (2) To ratify the Company's appointment of PricewaterhouseCoopers LLP as independent accountants for the Company for the fiscal year ending December 31, 2000:

         Votes for:                          70,825,677
         Votes against:                       1,034,913
         Votes abstaining:                      160,242

ITEM 5.  OTHER INFORMATION
             Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

       27.1    Financial Data Schedule

(b) Reports on Form 8-K

    No reports were filed by the Registrant on Form 8-K for the quarter ended June 30, 2000.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGATO SYSTEMS, INC.




Date:  August 11, 2000                        /S/ Stephen C. Wise
                                              ------------------------------

                                              Stephen C. Wise
                                              Senior V.P. of Finance and
                                              Chief Financial Officer

                                              (Duly authorized officer and
                                               principal financial and
                                               accounting officer)

                                 EXHIBIT INDEX



Exhibit No.             Description
-----------             -----------

27.1                    Financial Data Schedule