Form 10-Q
period 2000-09-30
LEGATO SYSTEMS INC
filed 2000-11-14
CIK 859360

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2000

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of the registrant's common stock as of November 8, 2000 was 87,329,855.


                              LEGATO SYSTEMS, INC.

                                      INDEX

                                                                                                        Page
                                                                                                        ----
PART I:  CONDENSED FINANCIAL INFORMATION

   Item 1. Financial Statements:

       Condensed Consolidated Balance Sheet as of September 30, 2000 and
         December 31, 1999                                                                                3

       Condensed Consolidated Statement of Operations for the three-month and
         nine-month periods ended September 30, 2000 and 1999                                             4

       Condensed Consolidated Statement of Cash Flows for the nine-month
         periods ended September 30, 2000 and 1999                                                        5

       Notes to the Condensed Consolidated Financial Statements                                           6

   Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                                            11

   Item 3. Quantitative and Qualitative Disclosures About Market Risk                                    26

PART II:  OTHER INFORMATION

   Item 1. Legal Proceedings                                                                             27

   Item 2. Changes in Securities and Use of Proceeds                                                     27

   Item 3. Defaults Upon Senior Securities                                                               27

   Item 4. Submission of Matters to a Vote of Security Holders                                           28

   Item 5. Other Information                                                                             28

   Item 6. Exhibits and Reports on Form 8-K                                                              28

SIGNATURE                                                                                                29

PART I:      CONDENSED FINANCIAL INFORMATION

ITEM 1:       FINANCIAL STATEMENTS


                              LEGATO SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (in thousands)

                                                         September 30,     December 31,
                                                             2000              1999
                                                          -----------      -----------
                                                          (unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                              $   114,342      $   115,222
   Short-term investments                                      42,385           42,983
   Accounts receivable, net                                    38,577           53,387
   Other current assets                                        10,415           10,112
   Deferred tax asset                                          30,514           15,959
                                                          -----------      -----------

     Total current assets                                     236,233          237,663

Long-term investments                                          12,152           11,723
Property and equipment, net                                    37,355           27,090
Intangible assets, net                                        113,466          141,988
Deferred tax assets - long term                                 1,268            2,176
Other assets                                                    2,073            2,254
                                                          -----------      -----------

                                                          $   402,547      $   422,894
                                                          ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                       $     5,002      $     5,757
   Accrued compensation and benefits                            9,070           16,867
   Accrued liabilities                                          8,311            9,240
   Loan payable                                                    --            6,847
   Income taxes payable                                         2,383               --
   Deferred revenues                                           44,620           46,438
                                                          -----------      -----------

     Total current liabilities                                 69,386           85,149

Stockholders' equity:
   Capital stock and other comprehensive income               308,408          291,677
   Retained earnings                                           24,753           46,068
                                                          -----------      -----------

     Total stockholders' equity                               333,161          337,745
                                                          -----------      -----------

                                                          $   402,547      $   422,894
                                                          ===========      ===========



          The accompanying notes are an integral part of the condensed consolidated financial statements.


                              LEGATO SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (in thousands, except per share data)

                                                   Three Months Ended                Nine Months Ended
                                                      September 30,                    September 30,
                                                  2000           1999              2000           1999
                                               -----------    -----------       ----------     -----------
                                                       (unaudited)                      (unaudited)
Revenue:
   Product license                             $    27,365    $    43,896       $   93,444     $    99,418
   Service and support                              21,234         17,621           62,664          47,706
   Royalty                                           5,571          6,414           16,863          16,315
                                               -----------    -----------       ----------     -----------
       Total revenue                                54,170         67,931          172,971         163,439

Cost of revenue:
   Product license                                   1,387          1,381            4,531           4,363
   Service and support                               9,708          6,643           28,136          17,980
                                               -----------    -----------       ----------     -----------
       Total cost of revenue                        11,095          8,024           32,667          22,343
                                               -----------    -----------       ----------     -----------
Gross profit                                        43,075         59,907          140,304         141,096

Operating expenses:
   Research and development                         13,472         10,354           43,200          27,414
   Sales and marketing                              25,269         24,128           76,732          65,259
   General and administrative                        7,954          4,552           24,173          14,137
   Amortization of intangibles                       9,522          7,722           28,567          12,162
   Purchased in-process research
           and development                              --          8,300               --          11,470
   Merger related expenses                              --             --            1,250           4,968
                                               -----------    -----------       ----------     -----------
       Total operating expenses                     56,217         55,056          173,922         135,410
                                               -----------    -----------       ----------     -----------
Income (loss) from operations                     (13,142)          4,851         (33,618)           5,686
Interest and other income, net                       1,923          1,257            4,654           3,877
                                               -----------    -----------       ----------     -----------

Income (loss) before provision
   for income taxes                               (11,219)          6,108         (28,964)           9,563
Provision for (benefit from) income taxes          (7,475)          4,712          (7,652)           6,500
                                               -----------    -----------       ----------     -----------

Net income (loss)                              $   (3,744)    $     1,396       $ (21,312)     $     3,063
                                               ===========    ===========       ============   ===========

Other comprehensive income, net of taxes
   Unrealized gains (losses) on investments             33           (14)               37            (74)
                                               -----------    -----------       ----------     -----------

Comprehensive income (loss)                    $   (3,711)    $     1,382       $ (21,275)     $     2,989
                                               ===========    ===========       ==========     ===========

Basic earnings (loss) per share                $    (0.04)    $      0.02       $   (0.25)     $      0.04
                                               ===========    ===========       ==========     ===========

Diluted earnings (loss) per share              $    (0.04)    $      0.02       $   (0.25)     $      0.03
                                               ===========    ===========       ==========     ===========

Shares used in basic earnings (loss)
   per share calculation                            86,956         83,766           86,527          81,353
                                               ===========    ===========       ==========     ===========

Shares used in diluted earnings (loss)
   per share calculation                            86,956         90,694           86,527          87,802
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


                              LEGATO SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                Nine Months Ended
                                                                                  September 30,
                                                                           --------------------------
                                                                               2000           1999
                                                                           -----------    -----------
                                                                                   (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                     $   (21,312)      $  3,063
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
         Net deferred tax asset                                                (13,648)        (2,305)
         Depreciation and amortization                                          39,428         20,421
         Provision for doubtful accounts                                         1,182             45
         Provision for sales returns                                               735          4,940
         Tax benefit from exercise of stock options                              2,197         19,088
         Purchased in-process research and development                              --         11,470
     Changes in operating assets and liabilities:
         Accounts receivable                                                    12,892         (1,875)
         Other current assets                                                     (303)       (11,045)
         Accounts payable                                                         (755)        (2,320)
         Accrued liabilities                                                    (6,343)       (26,643)
         Deferred revenue                                                       (1,818)        16,810
                                                                           -----------    -----------

              Net cash provided by operating activities                         12,255         31,649
                                                                           -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchase of investments                                                   (49,905)       (77,283)
     Proceeds from maturity and sale of investments                             50,111         72,598
     Acquisition of property and equipment                                     (21,105)        (8,539)
     Acquisition of subsidiaries, net of cash acquired                              --        (22,908)
     Change in other assets                                                        114         (1,671)
                                                                           -----------    -----------

              Net cash used in investing activities                            (20,785)       (37,803)
                                                                           -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from issuance of common stock                                     14,482         20,292
     Payment of short term loan payable                                         (6,847)            --
     Other                                                                          15              4
                                                                           -----------    -----------

              Net cash provided by financing activities                          7,650         20,296
                                                                           -----------    -----------

Net increase (decrease) in cash and cash equivalents                              (880)        14,142

Cash and cash equivalents at beginning of period                               115,222         83,177
                                                                           -----------    -----------

Cash and cash equivalents at end of period                                 $   114,342    $    97,319
                                                                           ===========    ===========

Supplemental cash flow information:

     Issuance of common stock and stock options exchanged in a
     purchase business combination                                         $       --     $   114,344
                                                                           ----------     -----------
     Net deferred taxes recorded in a purchase business combination        $       --     $    22,740
                                                                           -----------    -----------

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                              LEGATO SYSTEMS, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1.  BASIS OF PRESENTATION AND RESTATEMENT OF FINANCIAL STATEMENTS

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly the financial position, results of operations and cash flows of Legato Systems, Inc. and its subsidiaries. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for any future interim periods or for the full fiscal year. The Notes to the Consolidated Financial Statements contained in the 1999 Report on Form 10-K should be read in conjunction with these Condensed Consolidated Financial Statements.

     We restated our revenues and results of operations for the quarters ended March 31, 1999, June 30, 1999 and September 30, 1999 and revised our results for the quarter ended December 31, 1999 for the reasons set forth in our annual report on Form 10-K for the period ended December 31, 1999 and in our amended quarterly reports on Form 10-Q for the quarters ended March 31, 1999, June 30, 1999, and September 30, 1999. The effect of these adjustments is a decrease in revenue of $23.0 million and a decrease in net income of $13.0 million for the twelve months ended December 31, 1999. A portion of our revenue for the quarter ended September 30, 2000 is the result of deferred revenue being recognized on the basis of cash received or otherwise from some carryover that is a consequence of this restatement.

     For the three-month and nine-months ended September 30, 1999, the impact is as follows:

                                               Three Months Ended           Nine Months Ended
                                               September 30, 1999          September 30, 1999
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

NOTE 2.  COMPUTATION OF EARNINGS (LOSS) PER SHARE

     Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common equivalent shares consist of the incremental common shares issuable upon exercise of stock options.

     A reconciliation of the numerator and denominator of basic and diluted earnings (loss) per share is as follows (in thousands, except per share amounts):

                                                                Three Months Ended           Nine Months Ended
                                                                   September 30,               September 30,
                                                              ----------------------      ----------------------
                                                                2000          1999           2000         1999
                                                              ---------    ---------      ---------     --------
Numerator - basic and diluted earnings (loss) per share
-------------------------------------------------------
     Net income (loss)                                        $ (3,744)    $   1,396      $(21,312)     $  3,063
                                                              =========    =========      =========     ========

Denominator - basic earnings (loss) per share
---------------------------------------------
     Weighted average common shares outstanding                  86,956       83,766         86,527       81,353
                                                              ---------    ---------      ---------     --------

     Basic earnings (loss) per share                          $  (0.04)    $    0.02      $  (0.25)     $   0.04
                                                              =========    =========      =========     ========

Denominator - diluted earnings (loss) per share
-----------------------------------------------
     Weighted average common shares outstanding                  86,956       83,766         86,527       81,353

     Effect of dilutive securities:

         Common stock options                                        --        6,928             --        6,449
                                                              ---------    ---------      ---------     --------

     Weighted average common and common
     equivalent shares                                           86,956       90,694         86,527       87,802
                                                              =========    =========      =========     ========

     Diluted earnings (loss) per share                        $  (0.04)    $    0.02      $  (0.25)     $   0.03
                                                              =========    =========      =========     ========
Options excluded from diluted earnings (loss)
     per share calculation                                        8,466           46          7,064          328
                                                              =========    =========      =========     ========

     Certain shares of common stock issuable upon exercise of stock options were excluded from the calculation of diluted earnings (loss) per share as the impact of the options would have been anti-dilutive.

NOTE 3.  COMPREHENSIVE INCOME (LOSS)

     Our unrealized gain (loss) on investments represents the only component of comprehensive income (loss) that is excluded from net income (loss) for the quarters and nine-month periods ended September 30, 2000 and 1999. Our comprehensive income (loss) has been presented in the condensed consolidated financial statements.

NOTE 4. SEGMENT INFORMATION

     Management uses one measurement of profitability for its business. Our software products and related services are developed and marketed to support heterogeneous client/server computing environments and large scale enterprises. We market our products and related services to customers in the United States, Canada, Europe and Asia Pacific.

   Revenue information on a product basis is as follows:

                                                                Three Months Ended           Nine Months Ended
                                                                   September 30,               September 30,
                                                              ----------------------      ----------------------
                                                                2000          1999           2000         1999
                                                              ---------    ---------      ---------     --------
                                                                                (in thousands)
     Product license:
         NetWorker and NetWorker-related products             $  23,281    $  36,806      $   79,898    $ 83,747
         Other products                                           4,084        7,090          13,546      15,221
     Service and support                                         21,234       17,621          62,664      47,706
     Royalty                                                      5,571        6,414          16,863      16,315
     Discontinued products                                           --           --              --         450
                                                              ---------    ---------      ----------    --------
         Total                                                $  54,170    $  67,931      $  172,971    $163,439
                                                              =========    =========      ==========    ========


   The table below presents revenue information by geographic area:

                                                                Three Months Ended           Nine Months Ended
                                                                   September 30,               September 30,
                                                              ----------------------      ----------------------
                                                                2000          1999           2000         1999
                                                              ---------    ---------      ---------     --------
                                                                                (in thousands)

     United States                                            $  38,823    $  48,458      $  129,855    $118,037
     Europe                                                      10,649       14,575          30,510      35,354
     Other countries                                              4,698        4,898          12,606      10,048
                                                              ---------    ---------      ----------    --------
         Total                                                $  54,170    $  67,931      $  172,971    $163,439
                                                              =========    =========      ==========    ========



The table below presents long-lived-asset information by geographic area:

                                                            September 30,      December 30,
                                                                2000              1999
                                                              ---------         --------
                                                                   (in thousands)

     United States                                            $ 144,814         $163,335
     Europe                                                       2,581            2,206
     Other countries                                              3,426            3,536
                                                              ---------         --------
         Total                                                $ 150,821         $169,077
                                                              =========         ========

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

     In July 1999, the FASB issued Statement of Financial Accounting Standards No. 137, or SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133. SFAS 137 deferred the effective date of SFAS 133 until the first quarter of the fiscal year beginning after June 15, 2000.

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

     FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The effect of the adoption was not material.

     In March 2000, the Emerging Issues Task Force (the "EITF") published their consensus on Issue No. 00-2, "Accounting for Web Site Development Costs, " which requires that costs incurred during the development of web site applications and infrastructure, involving developing software to operate the web site, including graphics that affect the "look and feel" of the web page and all costs relating to software used to operate a web site should be accounted for under Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company will be required to adopt Issue No. 00-2 in its first fiscal quarter of 2001, beginning after December 1, 2000. The Company has capitalized $2.8 million of web site development costs during the first nine months of 2000 in accordance with SOP 98-1. The Company does not expect the adoption of Issue No. 00-2 to have a material impact on its financial position or results of operations.

     In May 2000, the EITF reached a consensus on Issue No. 00-14, "Accounting for Coupons, Rebates, and Discounts." Issue No. 00-14 addresses the recognition, measurement, and income statement classification for sales incentives offered voluntarily by a vendor without charge to customers that can be used in, or that are exercisable by a customer as a result of a single exchange transaction. Issue No. 00-14 will be adopted in the same quarter as SAB No. 101. The Company does not expect the adoption of Issue No. 00-14 to have a material impact on its financial position or results of operations.


NOTE 6.  LEGAL PROCEEDINGS

     On January 20, 2000, a shareholder securities class action complaint was filed in the U.S. District Court, Northern District of California, against us and certain of our directors and officers. On May 1, 2000, the court consolidated all of the pending cases and, on May 10, 2000, appointed a lead plaintiff, who filed a consolidated amended complaint on August 7, 2000. The consolidated amended complaint alleges that, between April 22, 1999 and May 17,

2000, we and certain of our officers made false or misleading statements of material fact about the Company's prospects and failed to follow generally accepted accounting principles in violation of the federal securities laws. The complaints seek an unspecified amount in damages. Defendants have moved to dismiss the complaint.

     On February 1, 2000, a shareholder derivative action was filed in the U.S. District Court, Northern District of California, against certain of our officers and directors. We are named as nominal defendant. The complaint generally alleges the same conduct as the shareholder class actions filed in U.S. District Court for the period October 21, 1999 through January 19, 2000. The complaint asserts that defendants breached their fiduciary duties and engaged in improper insider trading, and seeks unspecified damages and injunctive relief. The federal derivative case has been related to the securities class action. On June 7, 2000, the Company was served with a second shareholder derivative complaint filed in the U.S. District Court, Northern District of California, against the Company and certain of its officers and directors alleging substantially similar claims on behalf of shareholders for the period March 30, 2000 through April 26, 2000. The second complaint was voluntarily dismissed.

     On April 13, 2000, a shareholder derivative action was filed in the Superior Court of California, County of Santa Clara, against certain of our officers and directors. We are named as a nominal defendant. The complaint alleges substantially similar allegations as the federal derivative action for the period October 21, 1999 through April 3, 2000, and seeks unspecified damages. On May 23, 2000, a shareholder derivative action was filed in the Superior Court of California, County of San Mateo, against certain of our officers and directors. We are named as a nominal defendant. The complaint generally alleges the same conduct as the derivative actions filed in federal court, which asserts that our officers and directors breached their fiduciary duties, and seeks unspecified damages and injunctive relief.

     Plaintiffs have transferred the Santa Clara derivative action to San Mateo County and consolidated it with the San Mateo derivative case. Plaintiffs in the federal derivative action have moved to stay their case in favor of the San Mateo case. Defendants oppose a stay of the federal derivative action.

     The Securities and Exchange Commission has entered a formal order of investigation concerning our restatement of financial results for the first, second, and third quarters of 1999, and our revision of financial results for the fourth quarter and fiscal 1999. We have been voluntarily cooperating with the Staff of the Commission in its investigation.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion in this report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we disclaim any obligation to update these forward-looking statements as a result of financial, business or any other developments occurring after the date of this report. Our actual results could differ materially from those described in our forward-looking statements. Factors that might cause such a difference include, but are not limited to, demand for the Company's products, customers' acceptance of terms that result in deferred revenue, integration of new executives and employees, unexpected fluctuations in quarterly operating results, product concentration, competition from other companies, employee attrition, rapid technological change, and negative reactions of potential customers to the Company's restated fiscal results for 1999 and other risks discussed in this item under the heading "Risk Factors" and the risks discussed in our other Securities and Exchange Commission filings.

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

     We restated our revenues and results of operations for the quarters ended March 31, 1999, June 30, 1999 and September 30, 1999 and revised our results for the quarter ended December 31, 1999 for the reasons set forth in our annual report on Form 10-K for the period ended December 31, 1999 and in our amended quarterly reports on Form 10-Q for the quarters ended March 31, 1999, June 30, 1999, and September 30, 1999. The effect of these adjustments is a decrease in revenue of $23.0 million and a decrease in net income of $13.0 million for the twelve months ended December 31, 1999. A portion of our revenue for the quarter ended September 30, 2000 is the result of deferred revenue being recognized on the basis of cash received or otherwise from some carryover that is a consequence of this restatement.

RESULTS OF OPERTIONS

     Selected elements of our consolidated financial statements are shown below as a percentage of total revenue.

                                                  Three Months Ended                  Nine Months Ended
                                                     September 30,                      September 30,
                                                  2000         1999                  2000         1999
                                               -----------  -----------           -----------  ---------
Revenue:
   Product license                                   51%           65%                  54%           61%
   Service and support                               39            26                   36            29
   Royalty                                           10             9                   10            10
                                               --------     ---------             --------     ---------
       Total revenue                                100           100                  100           100

Cost of revenue:
   Product license                                    2             2                    3             3
   Service and support                               18            10                   16            11
                                               --------     ---------             --------     ---------
       Total cost of revenue                         20            12                   19            14
                                               --------     ---------             --------     ---------
Gross profit                                         80            88                   81            86

Operating expenses:
   Research and development                          25            15                   25            17
   Sales and marketing                               46            36                   44            40
   General and administrative                        15             7                   14             9
   Amortization of intangibles                       18            11                   16             7
   Purchased in-process research
           and development                           --            12                   --             7
   Merger related expenses                           --            --                    1             3
                                               --------     ---------             --------     ---------
       Total operating expenses                     104            81                  100            83
                                               --------     ---------             --------     ---------
Income (loss) from operations                       (24)            7                  (19)            3
Interest and other income, net                        3             2                    3             3
                                               --------       -------             --------     ---------
Income (loss) before provision for income taxes     (21)            9                  (16)            6
Provision for income taxes                          (14)            7                   (4)            4
                                               ---------    ---------             ---------    ---------
Net income (loss)                                    (7)%           2%                 (12)%           2%
                                               =========    =========             =========    =========

Revenue

     Total revenue for the third quarter ended September 30, 2000 decreased 20% compared with total revenue for the comparable period of 1999. Total revenue for the nine months ended September 30, 2000 increased 6% over total revenue for the comparable period of 1999. The decrease in revenue in the quarter over quarter period was primarily attributed to a lower level of license revenue.

     Product license revenue. Product license revenue was $27.4 million in the third quarter of 2000 and $43.9 million in the third quarter of 1999, representing a decrease of 38%. Product license revenue was $93.4 million in the first nine months of 2000 and $99.4 million in the first nine months of 1999, representing a decrease of 6%. The decrease is attributed primarily to lower levels of license revenue. This resulted from two factors. One factor was a change in the structure of enterprise contracts that results in recognizing product revenue ratably over the term of the contract. The second factor was lower sales force productivity in North America, which was a result of high attrition in prior periods.

     We recognize product revenue upon shipment if a signed contract exists, the fee is fixed or determinable, collection of resulting receivables is probable and product returns are reasonably estimable, except for sales to domestic distributors and certain value-added resellers. We recognize revenue from domestic distributors upon sale by the distributor since these distributors have unlimited rights of return and we historically have not been able to make reasonable estimates of product returns for these distributors. We also incur additional internal costs to assist our distributors in selling our products to end users. For transactions entered into since January 1999 with those value-added resellers where we have determined that fees are not fixed or determinable due to circumstances involving unauthorized written and oral agreements outside our normal contractual terms, as discussed in our previous filings with the Securities and Exchange Commission, we recognize revenue upon receipt of cash payments. For certain sales where the licensing fee is not due until the customer deploys the software, revenue is recognized when the customer reports to us that the software has been deployed.

     International product license revenue was $14.0 million in the third quarter of 2000 and $18.0 million in the third quarter of 1999. International product license revenue decreased 22% from the third quarter of 1999 to the third quarter of 2000. International product license revenue accounted for 26% of total revenue in the third quarter of 2000 and 27% in the third quarter of 1999. International product license revenue was $39.4 million in the first nine months of 2000 and $42.2 million in the first nine months of 1999. International product license revenue decreased 7% from the first nine months of 1999 to the first nine months of 2000. International product license revenue accounted for 23% of total revenue in the first nine months of 2000 and 26% in the first nine months of 1999. Sales in Europe and Asia accounted for the majority of our international revenue during these periods. International license revenue decreased in the third quarter of 2000 from the same quarter of 1999 primarily as a result of a reorganization of our European operations.

     Service and support revenue. Service and support revenue was $21.2 million in the third quarter of 2000 and $17.6 million in the third quarter of 1999, representing an increase of 21%. Service and support revenue was $62.7 million in the first nine months of 2000 and $47.7 million in the first nine months of 1999, representing an increase of 31%. The increases were primarily attributable to the growth in the number of registered customers electing to subscribe to support contracts and to renew existing software support contracts. Our increase in internal staffing for software support and education and consulting services helped to increase new sales and renewals of our software support contracts, as well as sales of education and consulting services we offer. We collect fees for ongoing customer support and product updates in advance and recognize this support revenue ratably over the period of the contract. For education and consulting services, we recognize revenue when such services are performed. Prior growth rates of our software service and support revenue are not indicative of future software service and support revenue growth rates and may not be sustainable in the future.

     Royalty revenue. Royalty revenue was $5.6 million in the third quarter of 2000 and $6.4 million in the third quarter of 1999, representing a decrease of 13%. Royalty revenue was $16.9 million in the first nine months of 2000 and $16.3 million in the first nine months of 1999, representing an increase of 3%. Royalty revenue is recognized upon receipt of quarterly royalty reports from OEMs related to their product sales for the previous quarter. Prior growth rates of our royalty revenue are not indicative of future royalty revenue growth rates.

Gross Profit

     Gross profit was $43.1 million in the third quarter of 2000 and $59.9 million in the third quarter of 1999, representing 80% of total revenue in the third quarter of 2000 and 88% of total revenue in the third quarter of 1999. Gross profit was $140.3 million in the first nine months of 2000 and $141.1 million in first nine months of 1999, representing 81% in the first nine months of 2000 and 86% in the first nine months of 1999. Gross profit consists of product license and service and support revenue less related costs.

     Gross profit from product license revenue was $26.0 million in the third quarter of 2000 and $42.5 million in the third quarter of 1999, representing 95% of product license revenue in the third quarter of 2000 and 97% in the third quarter of 1999. Gross profit from product license revenue was $88.9 million in the first nine months of 2000 and $95.1 million in the first nine months of 1999, representing 95% of product license revenue in the first nine months of 2000 and 96% in the first nine months of 1999. Gross profit from product license revenue decreased 7% from the first nine months of 1999 to the first nine months of 2000, consistent with the decrease in product license revenue over the comparable periods. Related costs of revenue consist primarily of product media, documentation and packaging.

     Gross profit from service and support revenue was $11.5 million in the third quarter of 2000 and $11.0 million in 1999, representing 54% of the service and support revenue in the third quarter of 2000 and 62% in the third quarter of 1999. Gross profit from service and support revenue increased 5% from the third quarter of 1999 to the same period of 2000. Gross profit from service and support revenue was $34.5 million in the first nine months of 2000 and $29.7 million in the first nine months of 1999, representing 55% of the service and support revenue in the first nine months of 2000 and 62% in 1999. Gross profit from service and support revenue increased 16% from the first nine months of 1999 to the same period of 2000. Gross profit from service and support revenue as a percentage of service and support revenue decreased primarily as a result of expense levels being relatively fixed. Consequently, when revenue levels fall, the gross profit from service and support decreases. The increase in our costs of service and support revenue in absolute dollars is also attributable to our continued investment in developing new services and support offerings. The continued investment consists of costs associated with supporting a larger installed base of products, as well as costs to provide higher support levels to customers. Costs of service and support revenue consist primarily of personnel-related costs incurred in providing telephone support, consulting services, and training to customers, costs of providing software updates and costs of education and consulting materials.

Operating Expenses

     Research and development. Research and development expenses consist primarily of personnel-related costs. Research and development expenses were $13.5 million in the third quarter of 2000 and $10.4 million in the third quarter of 1999, representing 25% of total revenue in the third quarter of 2000 and 15% in the third quarter of 1999. Research and development expenses increased 30% from the third quarter of 1999 to the third quarter of 2000. Research and development expenses were $43.2 million in the first nine months of 2000 and $27.4 million in the first nine months of 1999, representing 25% of total revenue in the first nine months of 2000 and 17% in first nine months of 1999. Research and development expenses increased 58 % from the first nine months of 1999 to the first nine months of 2000. Research and development expenses as a percentage of revenue increased primarily as a result of expense levels being relatively fixed. Consequently, when revenue levels fall, the research and development expenses as a percentage of revenue increases. The increases in research and development expenses in absolute dollars primarily reflect increased staffing and associated support for engineers necessary to continue to expand and enhance our product line. We believe that research and development expenses will continue to increase in absolute dollars as we continue to invest in developing new products, applications, and product enhancements.

     Sales and marketing. Sales and marketing expenses consist primarily of salaries and commissions for sales and marketing personnel and promotional expenses. Sales and marketing expenses were $25.3 million in the third quarter of 2000 and $24.1 million in the third quarter of 1999, representing 46% of total revenue in the third quarter of 2000 and 36% in the third quarter of 1999. Sales and marketing expenses increased 5% from the third quarter of 1999 to the third quarter of 2000. Sales and marketing expenses were $76.7 million in the first nine months of 2000 and $65.3 million in the first nine months of 1999, representing 44% of total revenue in the nine months of 2000 and 40% of total revenue in the first nine months of 1999. Sales and marketing expenses increased 18% from the nine months of 1999 to the first nine months of 2000. Sales and marketing expenses as a percentage of revenue increased primarily as a result of expense levels being relatively fixed. Consequently, when revenue levels fall, the sales and marketing expenses as a percentage of revenue increases. We believe that sales and marketing expenses will continue to increase in absolute dollars as the costs to hire new sales and marketing personnel increases.

     General and administrative. General and administrative expenses include personnel and other costs of our finance, human resources, facilities, information systems and other administrative departments. General and administrative expenses were $8.0 million in the third quarter of 2000 and $4.6 million in the third quarter of 1999, representing 15% of total revenue in the third quarter of 2000 and 7% of total revenue in the third quarter of 1999. General and administrative expenses increased 75% from the third quarter of 1999 to the third quarter of 2000. General and administrative expenses were $24.2 million in the first nine months of 2000 and $14.1 million in the first nine months of 1999, representing 14% of total revenue in the first nine months of 2000 and 9% in the first nine months of 1999. General and administrative expenses increased 71% from the first nine months of 1999 to the first nine months of 2000. The increases in general and administrative were primarily attributable to increased staffing and related costs required to manage and support our expanded operations and costs related to recruiting new management.

     Amortization of intangibles. Amortization of intangibles was $9.5 million in the third quarter of 2000 and $7.7 million in the third quarter of 1999. Amortization of intangibles was $28.6 million in the first nine months of 2000 and $12.2 million in the first nine months of 1999. The increase from the third quarter of 1999 is primarily attributed to the amortization of intangibles related to the acquisitions of Intelliguard Software, Inc. and Vinca Corporation during 1999. We are amortizing these intangibles on a straight-line basis ranging from seventeen months to five years from the dates of acquisition.

     In-process research and development. We did not incur any in-process research and development costs for the third quarter and the first nine months of 2000. During the third quarter of 1999, we purchased in-process research and development costs of $8.3 million in connection with our acquisition of Vinca Corporation. The first nine months of 1999 also included $3.2 million in connection with our second quarter acquisition of Intelliguard for a nine month total of $11.5 million.

     Merger-Related Expenses. We incurred $1.3 million in merger-related expenses for the first nine months of 2000. These costs consisted primarily of legal fees. In connection with the merger with FullTime in 1999, we incurred $5.0 million in merger related expenses, consisting primarily of charges for transaction fees, involuntary termination benefits, non-cancelable lease obligations and write-offs of leasehold improvements for sales and administrative offices that were duplicative and vacated.

     Interest and Other Income, Net. Interest and other income, net, was $1.9 million in the third quarter of 2000 and $1.3 million in the third quarter of 1999. Interest and other income, net, was $4.7 million in the first nine months of 2000 and $3.9 million in the first nine months of 1999. Interest and other income primarily represent interest income from funds available for investment. The increase in interest and other income was primarily attributed to additional interest income earned from higher cash and investment balances from the third quarter of 1999.

     Provision for Income Taxes. The benefit from income taxes for the third quarter of 2000 was $7.5 million, compared to provision for income taxes of $4.7 million for the third quarter of 1999. The benefit from income taxes for the first nine months of 2000 was $7.7 million, compared to provision for income taxes of $6.5 million for the first nine months of 1999. The effective tax rate was a 67% benefit for the third quarter of 2000 and a 77% provision for the third quarter of 1999. The effective tax rate was a 26% benefit for the first nine months of 2000 and 68% provision for the first nine months of 1999. The change in the effective rates primarily reflects losses before income taxes of $11.2 million for the third quarter of 2000 and $29.0 million for the first nine months of 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Our cash, cash equivalents and investments totaled $168.9 million at September 30, 2000, and represented 42% of total assets. Cash and cash equivalents are highly liquid investments with original maturities of ninety days or less. Investments consist mainly of short-term and long-term municipal securities and auction-rate receipts. At September 30, 2000, we had no long-term debt and stockholders' equity was $333.2 million.

     We have financed our operations to date primarily by cash from operations and sales of common stock. Net cash provided by operating activities was $12.3 million in the first nine months of 2000. Net cash provided by operations in the first nine months of 2000 consisted primarily of net loss of $21.3 million and net change in deferred tax assets of $13.7 million, decreased by depreciation and amortization of $39.4 million, tax benefit from the exercise of stock options of $2.2 million, provision for doubtful accounts of $1.2 million, provision for sales returns of $0.7 million and the net change in operating assets and liabilities of $3.7 million.

     Net cash used in investing activities was $20.8 million in the first nine months of 2000. Net cash used in investing activities primarily reflected purchases of marketable securities of $49.9 million and purchases of property and equipment of $21.1 million. The cash used in investing activities was offset, primarily by proceeds from the maturity and sale of marketable securities of $50.1 million and the change in other assets of $0.1 million. Purchases of property and equipment increased to support the growth in our operations from the same period from 1999.

     Net cash provided by financing activities was $7.6 million in the first nine months of 2000. Net cash provided by financing activities consisted primarily of proceeds of $14.5 million received from the issuance of our common stock offset by the payment of a short-term loan payable of $6.8 million.

     We believe our current cash balances and cash flow from operations, if any, will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. If we need to raise additional funds prior to the end of the next twelve months or at a later date, we cannot assure you that any additional financing we may need will be available on terms favorable to us, if at all.

RISK FACTORS

     In addition to the other information in this Report, the following risk factors should be considered carefully in evaluating our business:

     Our Quarterly Operating Results Are Volatile.

     Our quarterly operating results have varied in the past and may vary in the future. Our quarterly operating results may vary depending on a number of factors, many of which are outside of our control, including:

 - The size and timing of orders;
 - Increased competition;
 - Integration of new employees and executive management;
 - Personnel change or turnover;
 - Continuing attrition of employees;
 - Negative reactions of potential customers to the Company's restated fiscal results for 1999;
 - Market acceptance of our new products, applications and product enhancements or our competitors;
 - Changes in pricing policies or those of our competitors;
 - Our ability to develop, introduce and market new products, applications and product enhancements;
 - Implementation of new business models that may result in deferring recognition of revenue on certain transactions;
 - Customers' acceptance of terms that result in deferred recognition of revenue;
 - Our ability to control costs;
 - Quality control of products sold;
 - Lengthy sales cycles, particularly with enterprise license transactions;
 - Delay in the recognition of revenue from enterprise license and application service provider transactions;
 - Modification in reseller relationships resulting in changes to revenue recognition policies;
 - Success in expanding sales and marketing programs;
 - Technological changes in our markets;
 - The mix of sales among our channels;
 - Deferrals of customer orders in anticipation of new products, applications or product enhancements;
 - Market readiness to deploy our products for distributed computing environments;
 - Changes in our strategy or that of our competitors;
 - Customer budget cycles and changes in these budget cycles;
 - Foreign currency and exchange rates;
 - Acquisition costs or other non-recurring charges in connection with the acquisition of companies, products or technologies;
 - Costs and expenses related to shareholder litigation; and
 - General economic factors.

     Our Future Operating Results Are Uncertain.

     Our historical results of operations are not necessarily indicative of our results for any future period. Expectations, forecasts, and projections by us or others are by nature forward-looking statements, and future results cannot be guaranteed. Forward-looking statements that were true at the time when made may ultimately prove to be incorrect or false. We disclaim any obligation to update our forward-looking statements as a result of financial, business or any other developments occurring after the date of this report. Some investors in our securities inevitably will experience gains while others will experience losses, depending on the prices at which they purchase and sell securities.

Prospective and existing investors are strongly urged to carefully consider the various cautionary statements and risks set forth in this report.

     We cannot predict our future revenue with any significant degree of certainty for several reasons including:

 - Product revenue in any quarter is substantially dependent on orders booked and shipped in that quarter;
 - We do not recognize revenue on sales to domestic distributors until the products are sold through to end-users;
 - Implementation of new business models that may result in deferring recognition of revenue on certain transactions;
 - The storage management market is rapidly evolving;
 - Our sales cycles vary substantially from customer to customer. Such transactions include product license, service and support components and take a long time to complete;
 - The timing of large orders can significantly affect revenue within a quarter;
 - The timing of recognition of revenue from enterprise license and application service provider transactions can significantly affect revenue within a quarter;
 - Modification in reseller relationships resulting in changes to revenue recognition policies;
 - License and royalty revenue are difficult to forecast. Our royalty revenue is dependent upon product license sales by OEMs of their products that incorporate our software. Accordingly, this royalty revenue is subject to OEMs' product cycles, which are also difficult to predict. Fluctuations in licensing activity from quarter to quarter further impact royalty revenue, because initial license fees generally are non-recurring and recognized upon the signing of a license agreement; and

     Our expense levels are relatively fixed and are based, in part, on our expectations of our future revenue. Consequently, if revenue levels fall below our expectations, our net income will decrease because only a small portion of our expenses varies with our revenue.

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

     Litigation.

     On January 20, 2000, a shareholder securities class action complaint was filed in the U.S. District Court, Northern District of California, against us and certain of our directors and officers. On May 1, 2000, the court consolidated all of the pending cases and, on May 10, 2000, appointed a lead plaintiff, who filed a consolidated amended complaint on August 7, 2000. The consolidated amended complaint alleges that, between April 22, 1999 and May 17, 2000, we and certain of our officers made false or misleading statements of material fact about the Company's prospects and failed to follow generally accepted accounting principles in violation of the federal securities laws. The complaints seek an unspecified amount in damages. Defendants have moved to dismiss the complaint.

     On February 1, 2000, a shareholder derivative action was filed in the U.S. District Court, Northern District of California, against certain of our officers and directors. We are named as nominal defendant. The complaint generally alleges the same conduct as the shareholder class actions filed in U.S. District Court for the period October 21, 1999 through January 19, 2000. The complaint asserts that defendants breached their fiduciary duties and engaged in improper insider trading, and seeks unspecified damages and injunctive relief. The federal derivative case has been related to the securities class action. On June 7, 2000, the Company was served with a second shareholder derivative complaint filed in the U.S. District Court, Northern District of California, against the Company and certain of its officers and directors alleging substantially similar claims on behalf of shareholders for the period March 30, 2000 through April 26, 2000. The second complaint was voluntarily dismissed.

     On April 13, 2000, a shareholder derivative action was filed in the Superior Court of California, County of Santa Clara, against certain of our officers and directors. We are named as a nominal defendant. The complaint alleges substantially similar allegations as the federal derivative action for the period October 21, 1999 through April 3, 2000, and seeks unspecified damages. On May 23, 2000, a shareholder derivative action was filed in the Superior Court of California, County of San Mateo, against certain of our officers and directors. We are named as a nominal defendant. The complaint generally alleges the same conduct as the derivative actions filed in federal court, which asserts that our officers and directors breached their fiduciary duties, and seeks unspecified damages and injunctive relief.

     Plaintiffs have transferred the Santa Clara derivative action to San Mateo County and consolidated it with the San Mateo derivative case. Plaintiffs in the federal derivative action have moved to stay their case in favor of the San Mateo case. Defendants oppose a stay of the federal derivative action.

     The Securities and Exchange Commission has entered a formal order of investigation concerning our restatement of financial results for the first, second, and third quarters of 1999, and our revision of financial results for the fourth quarter and fiscal 1999. We have been voluntarily cooperating with the Staff of the Commission in its investigation.

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

     Our Management Team is in Transition

     We have recently experienced and may continue to experience changes in our management team. On October 4, 2000 we announced the appointments of a new chief executive officer, as well as a new chief financial officer to our executive team. David B. Wright, formerly the president and CEO of Amdahl Corporation joined the Company as president and CEO. Andrew Brown, former CFO of Adaptec, Inc., joined the Company as CFO. Louis C. Cole will remain as Chairman of the Board of Directors. Our business could be seriously harmed if we are not successful in integrating the recently appointed executives into our company.

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

     In addition, our public announcements over the past several quarters related to the restatement of our 1999 financials, attrition in our sales force and management changes have and may continue to adversely affect our ability to compete effectively.

     We Rely on Our Key Personnel.

     We have recently experienced attrition of key personnel and may have further attrition or disruption. Our future performance depends on the continued service of our key technical, sales and senior management personnel. Most of our technical, sales or senior management personnel are not bound by employment agreements. The loss of the services of one or more of our officers or other key employees could seriously harm our business, operating results and financial condition.

     Our future success also depends on our continuing ability to attract and retain highly qualified technical, sales and managerial personnel. Competition for such personnel is intense, and we may fail to retain our key technical, sales and managerial employees or attract, assimilate or retain other highly qualified technical, sales and managerial personnel in the future.

     We Rely on Our Sales Organization and Need to Attract and Retain Additional Sales Personnel.

     Our products and services require a sophisticated sales effort targeted at senior management and chief information officers of our customers. We have recently experienced a number of voluntary resignations in our sales force and may experience further attrition or disruption in the future. Although we have hired a significant number of sales personnel to replace those who have left the Company, newly hired sales personnel frequently require extensive training before they achieve desired levels of productivity, so a continued high employee turnover rate could seriously impair our ability to operate and manage our business. We intend to hire additional personnel in our sales organization in order to increase revenue. Competition for such personnel is intense, and we may fail to retain our sales personnel or attract, assimilate or retain other highly qualified sales personnel in the future. In the past, we have experienced difficulty in recruiting a sufficient number of qualified sales persons. Any further attrition or disruption to our sales force, including our ability to attract and retain additional sales personnel, could seriously harm our business, operating results and financial condition.

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

     We Rely on Enterprise License Transactions.

     In the past, we marketed our products at the department level of corporate customers. Within the last few years, we developed strategies to pursue larger enterprise license transactions with corporate customers. We may fail to successfully market our products in larger enterprise license transactions. Such failure would seriously harm our business, operating results and financial condition. Our operating results are sensitive to the timing of such orders. Such orders are difficult to manage and predict, because:

 - The sales cycle is typically lengthy, generally lasting three to six months, and varies substantially from transaction to transaction;
 - Such orders often include multiple elements such as product licenses and service and support;
 - Recognition of revenue from enterprise license transactions may vary from transaction to transaction;
 - Such orders typically involve significant technical evaluation and commitment of capital and other resources; and
 - Customers' internal procedures frequently cause delays in orders. Such internal procedures include approval of large capital expenditures, implementation of new technologies within their networks, and testing new technologies that affect key operations.

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

     We Must Manage Our Systems and Resources.

     Our expansion in operations has placed a significant strain upon our management systems and resources. This expansion has resulted and any future expansion will continue to result in substantial demands on our management resources. From time to time, we receive customer complaints about the timeliness and accuracy of customer support. We have hired additional technical support personnel and plan to add support personnel in order to address current customer support needs. If we are not successful hiring such personnel, our business, operating results and financial condition could be seriously harmed. Our ability to compete effectively and to manage future expansion of our operations, if any, will require us to (a) continue to improve our financial and management controls, reporting systems and procedures on a timely basis, and (b) expand, train and manage our employees. Our failure to do so would seriously harm our business, operating results and financial condition.

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

     Our Trading Price is Volatile.

     The trading of our common stock is highly volatile, trading as high as $82.50 and as low as $8.125 between December 1, 1999 and November 8, 2000, and the price of our common stock will fluctuate in the future. An investment in our common stock is subject to a variety of significant risks, including, but not limited to the following:

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

     We maintain an investment portfolio of various issuers, types and maturities. Our investment portfolio consists of both fixed and variable rate financial instruments. These securities are classified as available-for-sale, and consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of stockholders' equity, net of related taxes. At any time, a sharp rise in interest rates could seriously harm the fair value of our investment portfolio. Conversely, declines in interest rates could seriously harm interest earnings of our investment portfolio. A 1% change in interest rates would result in an increase or decrease to the annualized interest income of approximately $1.5 million. Currently, we do not hedge these interest rate exposures.

PART II:     OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On January 20, 2000, a shareholder securities class action complaint was filed in the U.S. District Court, Northern District of California, against us and certain of our directors and officers. On May 1, 2000, the court consolidated all of the pending cases and, on May 10, 2000, appointed a lead plaintiff, who filed a consolidated amended complaint on August 7, 2000. The consolidated amended complaint alleges that, between April 22, 1999 and May 17, 2000, we and certain of our officers made false or misleading statements of material fact about the Company's prospects and failed to follow generally accepted accounting principles in violation of the federal securities laws. The complaints seek an unspecified amount in damages. Defendants have moved to dismiss the complaint.

     On February 1, 2000, a shareholder derivative action was filed in the U.S. District Court, Northern District of California, against certain of our officers and directors. We are named as nominal defendant. The complaint generally alleges the same conduct as the shareholder class actions filed in U.S. District Court for the period October 21, 1999 through January 19, 2000. The complaint asserts that defendants breached their fiduciary duties and engaged in improper insider trading, and seeks unspecified damages and injunctive relief. The federal derivative case has been related to the securities class action. On June 7, 2000, the Company was served with a second shareholder derivative complaint filed in the U.S. District Court, Northern District of California, against the Company and certain of its officers and directors alleging substantially similar claims on behalf of shareholders for the period March 30, 2000 through April 26, 2000. The second complaint was voluntarily dismissed.

     On April 13, 2000, a shareholder derivative action was filed in the Superior Court of California, County of Santa Clara, against certain of our officers and directors. We are named as a nominal defendant. The complaint alleges substantially similar allegations as the federal derivative action for the period October 21, 1999 through April 3, 2000, and seeks unspecified damages. On May 23, 2000, a shareholder derivative action was filed in the Superior Court of California, County of San Mateo, against certain of our officers and directors. We are named as a nominal defendant. The complaint generally alleges the same conduct as the derivative actions filed in federal court, which asserts that our officers and directors breached their fiduciary duties, and seeks unspecified damages and injunctive relief.

     Plaintiffs have transferred the Santa Clara derivative action to San Mateo County and consolidated it with the San Mateo derivative case. Plaintiffs in the federal derivative action have moved to stay their case in favor of the San Mateo case. Defendants oppose a stay of the federal derivative action.

     The Securities and Exchange Commission has entered a formal order of investigation concerning our restatement of financial results for the first, second, and third quarters of 1999, and our revision of financial results for the fourth quarter and fiscal 1999. We have been voluntarily cooperating with the Staff of the Commission in its investigation.

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

ITEM 5.  OTHER INFORMATION
             Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

       27.1    Financial Data Schedule

(b) Reports on Form 8-K

    No reports were filed by the Registrant on Form 8-K for the quarter ended September 30, 2000.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGATO SYSTEMS, INC.




Date:  November 13, 2000                          /S/ Andrew J. Brown
                                                  -------------------
                                                  Andrew J. Brown
                                                  Senior V.P. of Finance and
                                                  Chief Financial Officer

                                                  (Duly authorized officer and
                                                  principal financial and
                                                  accounting officer)