Form 10-K
period 2000-12-31
LEGATO SYSTEMS INC
filed 2001-03-29
CIK 859360

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

  For the fiscal year ended December 31, 2000

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

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 16, 2001 was approximately $882,000,000. Shares of Common Stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

   The number of shares outstanding of the registrant's common stock as of March 16, 2001 was 88,029,645.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Registrant's definitive proxy statement (the "Proxy Statement") relating to its 2001 annual meeting of stockholders to be held on May 15, 2001 are incorporated by reference into Part III of this Annual Report on Form 10-K. Except as expressly incorporated by reference, the Registrant's Proxy Statement shall not be deemed to be part of this report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              LEGATO SYSTEMS, INC.
                            FORM 10-K ANNUAL REPORT

                               FOR THE YEAR ENDED
                               DECEMBER 31, 2000

                               Table of Contents

                                     PART I

 Item 1.  Business.......................................................     3
 Item 2.  Properties.....................................................    23
 Item 3.  Legal Proceedings..............................................    23
 Item 4.  Submission of Matters to a Vote of Security Holders............    24

                                    PART II

             Market for Registrant's Common Stock and Related Stockholder
 Item 5.  Matters........................................................    26
 Item 6.  Selected Consolidated Financial Data...........................    26
          Management's Discussion and Analysis of Financial Condition and
 Item 7.  Results of Operations..........................................    27
 Item 7A. Quantitative and Qualitative Disclosures About Market Risk.....    34
 Item 8.  Consolidated Financial Statements and Supplementary Data.......    34
          Changes in and Disagreements with Accountants on Accounting and
 Item 9.  Financial Disclosure...........................................    34

                                    PART III

 Item 10. Directors and Executive Officers of the Registrant.............    35
 Item 11. Executive Compensation.........................................    35
                      Security Ownership of Certain Beneficial Owners and
 Item 12. Management.....................................................    35
 Item 13. Certain Relationships and Related Transactions.................    35

                                    PART IV

          Exhibits, Financial Statement Schedules, and Reports on Form 8-
 Item 14. K..............................................................    36
 Signatures...............................................................   60

                                     PART I

ITEM 1. BUSINESS

   The discussion in this report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements on our expectations, beliefs, intentions or strategies regarding the future, including without limitation, our financial outlook, successful introduction of new products and expansion of operation. All forward-looking statements included in this document are based on information available to us on the date hereof. We assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those indicated in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, fluctuations in quarterly operating results, uncertainty in future operating results, litigation, competition, product concentration, technological changes, reliance on enterprise license transactions, modifications in the application of accounting policies, reliance on indirect sales channels, changes in marketing strategies, dependence on international revenue, management of our growth and expansion, the ability to attract and retain qualified personnel, and other risks discussed in this item under the heading "Risk Factors" and the risks discussed in our other Securities and Exchange Commission filings.

   We develop, market and support software products and services for heterogeneous client/server computing environments in mid- to large-scale enterprises. We are a technology leader in the network storage management software market through our commitment to open, standards-based software development. Our software delivers to customers a solution that is scalable, high-performance and manageable and ensures high data and application availability on a wide range of servers, clients, applications, databases and storage devices. Our data protection products, primarily the NetWorker family of products, and our data availability products, primarily our Legato Cluster and wanCluster products, support many server platforms and accommodate a variety of clients, applications, databases and storage devices. Our long-term strategy is to create an integrated set of solutions centered on information protection, availability and storage management that enhance and simplify network computing as a whole.

The Legato Solution

   Our information protection, availability and management software products and services have been designed to address the requirements of information technology, or IT, professionals as they expand their enterprise and build their e-business computing environments. Based on open standards, our information protection solutions employ a client/server architecture to enable customers with flexibility and choice in their decisions regarding computing systems. We offer a consistent operating approach for our information availability solutions which improves our customers' ability to deploy one solution across a broad range of operating systems. Coupled with our professional services offerings, we offer a cost-effective storage management solution that scales to support large networks, supports heterogeneous client/server computing environments, accomplishes storage management tasks within stringent time constraints, reduces the cost of network administration and employs an easy-to-use graphical user interface. The key advantages of our solution include:

  . Scalability;

  . Heterogeneity;

  . Performance;

  . Ease of use; and

  . Data availability.

   Scalability. Our solution architecture is designed to enable scalable growth within a company's computing environment. For our customers, this means that they can be confident that their information protection strategy is resilient to changes in servers, clients, storage sub-systems, and storage devices. Our solutions can be configured or expanded to meet the needs of a changing and dynamic network thereby extending a customer's investment protection. Our architecture is modular, so that clients, servers and storage devices can be upgraded or added without requiring redesign of the entire system. An existing server can be quickly upgraded to a more powerful server with minimal modification. Furthermore, our architecture can adapt to growing networks with its ability to easily add clients to a given storage management server. For example, a single NetWorker storage management server can be employed to manage data located on hundreds of clients ranging from desktop computers to large file servers.

   Heterogeneity. Our storage management solutions are designed to support a wide range of servers, clients, applications, databases and storage devices. Our family of storage management server products operates on the following operating systems:

  . Linux;

  . NetWare;

  . Windows NT;

  . Windows 2000;

  . UNIX systems (AIX, Dynix/ptx, HP-UX, Irix Solaris, and Tru64); and

  . UNIX systems and Windows NT and Windows 2000 offered by our OEMs.

   Our products support server and desktop computer clients including:

  . Macintosh;

  . Mac OS;

  . NetWare;

  . Network Appliance

  . UNIX;

  . MPE/iX;

  . Windows;

  . Windows NT; and

  . Windows 2000.

   Our NetWorker Applications Modules support applications and databases including:

  . DB2;

  . Informix;

  . Lotus Notes;

  . Microsoft Exchange;

  . Microsoft SQL;

  . Oracle;

  . SAP R/3; and

  . Sybase.

   Storage devices supported include most popular tape drives and optical and tape robotic storage devices. All NetWorker server platforms inter-operate with all supported clients. As a result, customers can mix and match clients and servers as necessary to meet their specific requirements. In addition, NetWorker's interoperability enables the flexibility to change storage management server platforms without disrupting any client systems.

   Performance. Organizations usually need to accomplish storage management functions (which tend to consume network bandwidth as large amounts of data are transferred over the network) during a network's off-peak hours. Our NetWorker storage management server can process data from many clients in parallel, allowing high data volumes to be managed within stringent time constraints. NetWorker is designed to take advantage of improvements in the physical environment to deliver higher performance. As networks employ higher-speed computers, faster and increased capacity storage devices and higher bandwidth networking technologies, NetWorker is designed to exploit these capabilities to move data quickly. Our data availability products, including Legato Cluster, CoStandByServer and Legato Mirroring Extension, enable data exchange among remote sites and disaster recovery without significant downtime and create collaborative clusters of server resources across platforms, networks and applications to ensure resource availability.

   Ease of use. Our storage management solutions have been designed to be easy to use for both network administrators and end users. Our architecture permits a network administrator to perform the storage management function for the entire network either from the storage server or a client. The network administrator can access our products through a number of graphical user interfaces, including Windows, Windows NT and Windows 2000 and Motif. Network administrators can also automate their storage operations by adding robotic storage libraries, further reducing the need for human intervention. Our architecture supports a simple user interface that permits end users to access or recover copies of their files without the need for intervention by the network administrator. Our Global Enterprise Management Systems, or G.E.M.S., product allows information system organizations the ability to globally manage thousands of NetWorker storage servers.

   Data availability. Our data availability products, including our CoStandBy Server, Octopus, and Cluster products, help to minimize the impact of failures caused by system malfunction, human error, sabotage or natural disasters. These data availability products are designed to monitor, replicate and support a variety of UNIX-based and Windows NT and Windows 2000 operating systems, hardware platforms, disk configurations, networks, applications and databases. For example, if a server goes down, or for any reason stops providing service to an application, Legato Cluster products can promptly select another server to carry on service and allow users to continually access their data and applications.

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

A high-performance, integrated database is fundamental to the storage management server engine. This database has two roles: to keep track of where the storage management server has stored the data and to keep track of what data is stored. Our architecture makes it possible for clients to query the database as to what data is under management and for clients to access this data themselves. This enables novice users to directly access the system, thereby reducing the burden on network administrators.

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

   An increasingly important function of the architecture to some end-users is to facilitate the management of data according to its criticality. As an example, a set of quarterly reports may be grouped together and filed away. This data may not need to be accessed on a regular basis, but may need to be retrievable for a period of years because of certain regulatory requirements. This class of data is termed "archive" data, because it may be filed away for future reference and need not be kept on-line. When archived data is needed, it must be explicitly retrieved, typically from offsite storage. It is also possible to archive data in such a way that it appears to be on-line, when it in reality is stored elsewhere. This process is referred to as "hierarchical storage management." The indexing technology embedded within our storage products is designed to support the management of protected, archived, and hierarchically managed data.

   In addition to data protection, an important function of the architecture is data availability, which provides end- users access to the computing power, data and applications they need, when and where they need them, including times when data protection actually takes place. As organizations migrate or consider migrating business-critical applications to distributed computing environments, they frequently need to ensure that such applications are fully operational around the clock. In order to facilitate data availability without significant downtime, open application interfaces take place so that other applications can share data. Open application interfaces layer over existing computing environments, including data, systems, standard TCP/IP networks and applications, without requiring additional programming or changes to the existing applications. Therefore, the data protection process, as well as the implementation of system and software upgrades, can occur without the traditional downtime.

   To reduce the burden of expensive on-site administrative staff, our architecture allows the storage management server to be managed remotely, from an easy-to-use, graphical user interface familiar to the administrator. The use of a common administrative protocol developed by us greatly facilitates the development of diverse user interfaces that support remote administration. Our family of storage management products can also automate a wide range of storage management functions and can employ robotic storage devices to retrieve a particular piece of removable storage media, thereby eliminating the need for human intervention.

Products

   Our NetWorker family of storage management server software provides network storage management services for a wide variety of platforms. NetWorker consists of two basic components: a client module that accesses the data being managed and a server module that performs the protection, management and control of network data. Typically, the server module is selected to run on the platform most familiar to the administrative staff in an organization; the client modules are selected according to the type of computers installed on the network. Our server software is available for NetWare, Windows NT, Windows 2000, Linux, several UNIX platforms, including Compaq (Digital), HP, IBM, Silicon Graphics, Sequent and Sun versions of UNIX. A number of applications and enhancement options are available for the storage server.

   The base NetWorker server product provides data protection services for clients and includes client software for the same platform as the NetWorker server, as well as support for a set of popular non-robotic storage devices. In multiple platform environments, our customers must purchase the client software for dissimilar platforms. The following client packages are currently available:

  . ClientPak for UNIX, which supports a diverse set of UNIX clients, including Linux, Hewlett-Packard, Compaq (Digital), IBM, Sequent and Sun;

  . ClientPak for PC Desktops, Windows 95, Windows 98, Windows NT and Windows
    2000;

  . ClientPak for Windows NT and Windows 2000, which supports Window NT and
    Windows 2000 workstations and Windows NT and Windows 2000 Servers;

  . ClientPak for MPE/iX, which supports HP3000 MPE/iX systems;

  . ClientPak for Network Appliance, which supports Network Appliance filers via TCP/IP Ethernet connections;

  . ClientPak for Linux;

  . ClientPak for NetWare, which supports NetWare; and

  . ClientPak for Macintosh, which supports MacOS.

   The base NetWorker server product for Windows NT and Windows 2000, Linux, UNIX and NetWare is also available through the following offerings, which support a variety of NetWorker options:

  . Workgroup Edition--a storage management solution for small networks in corporate environments, which provides support for up to eight client connections and two storage devices;

  . Network Edition--an enterprise-strength storage management solution for distributed networks, which is packaged with support for up to ten clients and supports options that add client connections, expand client platform coverage and deliver advanced data management services; and

  . Power Edition--a storage management solution for customers with very large servers, clusters, or the requirement to drive high-speed devices, which features enhanced architecture to increase throughput while minimizing use of system resources and supports all standard NetWorker options.

   NetWorker for Linux and UNIX is licensed by the number of clients to be supported and has the following storage management server options available:

  . Archive--the ability to archive data;

  . Autochanger--the ability to employ tape and optical jukeboxes of varying capacities;

  . Application Modules--the ability to utilize a family of add-on modules tailored for databases and business applications;

  . Client Connections--the ability to increase the number of clients of the storage management server beyond the ten supported by the base product;

  . Hierarchical Storage Management (HSM)--the ability to automatically migrate rarely-used files from primary to secondary storage (Solaris only);

  . High Speed Device Support--the ability to utilize high speed devices;

  . NDMP Support--the ability to provide local and remote data protection services for Network Attached Storage (NAS) devices, via the Network Data Management Protocol (NDMP);

  . Recovery Manager--the ability to provide automated "bare-metal" disaster recovery for Solaris systems;

  . Silo Support--the ability to leverage mainframe-class storage silos;

  . SNMP Modules--the ability to integrate with leading system management offerings; and

  . Storage Nodes--the ability to perform very high-speed backup locally, which is managed centrally.

   NetWorker for Windows NT and Windows 2000 is Microsoft BackOffice certified and licensed by the number of clients to be supported and has the following storage management server options available:

  . Archive--the ability to archive data;

  . Autochanger--the ability to employ tape and optical jukeboxes of varying capacities;

  . Application Modules--the ability to utilize a family of add-on modules tailored for databases and business applications such as SQL Server and Exchange Server;

  . Client Connections--the ability to increase the number of clients of the storage management server beyond the ten supported by the base product;

  . Hierarchical Storage Management (HSM)--the ability to automatically migrate rarely-used files from primary to secondary storage;

  . Open File Manager--the ability to protect open files;

  . Silo Support--the ability to leverage mainframe-class storage silos;

  . SNMP Module--the ability to integrate with leading system management offerings; and

  . Storage Nodes--the ability to perform very high-speed backup locally, which is managed centrally.

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

   NetWorker server software has an entry end-user list price from $1,150 to $22,425, while a fully configured NetWorker system can have an end user list price of over $100,000.

   Our data availability products, including our CoStandBy Server, Octopus and Cluster products, complement the NetWorker family of products by providing users with continual real-time access to data and applications and allow systems to be backed up without the traditional downtime. Resources can be transparently relocated to continue to provide services to users while system changes are applied.

   Our wanCluster product complements the NetWorker family of products by providing users with management of the EMC SRDF replication technology, and automation of the disaster recovery activities necessary to bring a remote site on-line.

   Our Celestra products allow users the ability to move data without interrupting the server that owns the data. The capability of our Celestra products may be useful for companies' electronic commerce environments, where servers require accessibility 24 hours a day, 7 days a week.

   Our SmartMedia products allow customers to share tape libraries between applications, which may be useful in storage area network environments, where several servers share a single tape library.

Sales and Marketing

   Our strategy is to deploy a comprehensive sales, marketing and support infrastructure to meet the storage management needs of users of complex client/server networks worldwide. We use a multi-tier distribution model to reach end-user customers, which range in size from individual corporate departments or small businesses to large multinational corporations. Network storage management software is an application that may be utilized across many industries segments.

   We provide sales and pre-sales technical support to business partners and end-user customers in North America from our corporate offices and from regional offices in the following metropolitan areas:

   . Atlanta                      . Los Angeles


   . Boston                       . Montreal


   . Chicago                      . New York


   . Dallas                       . Seattle


   . Denver                       . Toronto


   . Houston                      . Washington, D.C.



   We reach the market through multiple distribution channels including:

  . Direct sales;

  . Resellers;

  . Distributors; and

  . OEMs.

   Direct sales. We have established a dedicated sales force to penetrate large enterprise-wide opportunities. As storage requirements increase, storage management applications increase in strategic importance to major enterprises. We have recognized the need to establish even closer relationships with our largest corporate clients. Customers participating in our enterprise sales program have an assigned salesperson and an executive contact, participate in our technical exchange program and work closely with us to develop large projects for installations over a period of time. An enterprise sales representative coordinates business partner activities across the customer's enterprise and closely monitors customer satisfaction.

   Resellers and distributors. We have established regional sales offices to increase the effectiveness of and support to our channel partners.

   North America Enterprise Solution Partners. Our North America Enterprise Solution Partners program provides a significant source of revenue in North America. The Enterprise Solution Partners program enables third-party integrators specializing in storage management and client/server network solutions to provide end user customers with complete solutions, including systems and storage hardware, complementary software and our software. The reseller is responsible for managing the sales and installation process in each customer situation. In large, complex opportunities, our support personnel work with the reseller to provide technical support. This approach enables us to cost effectively achieve broader market coverage, while maintaining close contact with end- user customers in order to obtain input on product direction and to monitor customer satisfaction.

   North America Distributor Program. To further expand coverage in the marketplace, we license our products to large regional and national distributors who distribute the products to resellers with expertise in storage management and integrating network solutions for end-users. We provide support to these network solutions resellers. We currently have relationships with various major distributors, including Access Graphics, Gates/Arrow, Ingram Micro and Tech Data.

   International Reseller and Distributor Programs. We have similar reseller and distributor programs internationally. We currently operate sales offices in the following countries to support resellers and distributors throughout various regions of the world, including, but not limited to:

   . Australia                    . Poland


   . Belgium                      . Singapore


   . Canada                       . South Korea


   . China                        . Spain


   . France                       . Sweden


   . Germany                      . Switzerland


   . Italy                        . Taiwan


   . Japan                        . United Kingdom

   . Netherlands

   International product sales were $75.7 million in 2000, $65.8 million in 1999 and $45.5 million in 1998, representing 33% of total revenue in 2000, 29% of total revenue in 1999 and 27% of total revenue in 1998. The majority of international sales during these periods were made in Europe and Canada. We believe that international markets present an attractive growth opportunity and are expanding the scope of our international operations. We have engaged, and will continue to engage, international resellers and distributors in targeted countries and are developing cooperative marketing programs with certain resellers and distributors. In order to facilitate penetration in certain markets, we, along with cooperation from certain international distributors, are in the process of localizing certain products to certain targeted languages.

OEMs.

   Source Code OEM Program. Our source code OEM program generates royalty revenue for our business. Under this program, we license our software products, in source code form, to leading computer system and software suppliers from which we typically receive an initial license fee and ongoing royalty revenue. The OEM partner is then responsible for porting our software to its unique operating system environment, testing it, licensing it through the OEM partner's direct sales force and distribution channels and providing the primary customer support after installation. OEM partners work cooperatively to incorporate their enhancements into our storage products on an ongoing basis. The benefit of this approach for end-users is that they can acquire our family of storage management products as part of a complete systems solution from a single vendor, with such vendor providing a single point of contact for customer support. The benefit to us has been access to our OEM partners' customer bases, both in North America and overseas, without a commensurate investment in fixed expense such as personnel, facilities and infrastructure. We currently have source code OEM agreements in place with several computer system and software suppliers, including:

  . Amdahl;

  . ePresence (formerly Banyan Systems);

  . Groupe Bull;

  . EMC;

  . Fujitsu-ICL;

  . NEC;

  . Siemens Nixdorf; and

  . WumpusWare

   Strategic Alliance Program. The Strategic Alliance program is an alternative to the source code OEM program for major system providers who wish to offer our products along with theirs, but prefer not to make an investment in porting the source code to their platforms. For example, Sun Microsystems, a private label reseller, licenses the object code for the standard Legato products and licenses and supports the products under their logo as described above for the source code OEM program. We also have established strategic alliances with Hewlett-Packard, Informix and Oracle.

   No one customer accounted for more than 10% of our total revenue for 2000, 1999 or 1998.

Corporate Marketing

   We support our multi-tiered distribution efforts with marketing programs designed to establish our image in key markets, differentiate our products, and to generate end-user demand. Marketing programs include channel marketing, product marketing, as well as programs specifically targeted to the North American, European and other intercontinental markets. We participate in industry forums and events, trade shows and advertise in key trade publications and on the Internet. We work directly with industry analysts to update them on our products. Leads are qualified by our inside sales staff and provided to our channel partners. Additionally, resellers and distributors are provided with promotional and educational materials and can qualify for market development funding for specific promotional activities tailored for their solutions and geography.

Service & Support

   We employ systems engineers, educators and storage consultants who work closely with our direct sales, resellers and our customers to resolve issues and provide solutions during pre-sales and post-sales.

   Support services. We offer maintenance, which consists of product updates and technical support services. Product updates are included for the first year with our software, and technical support may be purchased separately. Customers may renew maintenance services annually or purchase future product updates. Maintenance customers receive updates, enhancements and improvements to supported software, such as support for new operating systems. Annual fees for maintenance are calculated as a percentage of the customer's installed base of products. The percentage is based upon the level of technical support selected by the customer and is currently priced from 18% to 24% of product license list price.

   Generally, customers covered by the Basic Maintenance offering receive telephone or electronic support from 8 a.m. to 5 p.m. in the customer's local time zone, Monday through Friday. Response times for open cases are based on service level objectives and the severity level that the customer sets at the time the case is opened. The Extended Maintenance offering provides the same level of service while expanding the hours of coverage to 24 hours a day, 7 days a week. The Premier Maintenance offering provides 24-hour technical support coverage, enhanced service level objectives, priority escalation management and a designated premium support account manager, or PSAM. The PSAM facilitates the resolution of issues, conducts monthly conference calls, and maintains familiarity with their technological and operational environment. Customers that do not have technical support or want service outside their coverage hours can request support for an additional fee. The pricing for this support ranges from $500 to $2,500 for each technical support service incident. Additionally, we offer customers the opportunity to purchase either a six-month or one-year on-site PSAM, for $150,000 and $200,000, respectively.

   Our support organization consists of an experienced staff of technical support engineers providing telephone and electronic support via electronic mail from our offices in California, Utah and Ontario, Canada. Our sales and technical support organizations work closely together to ensure high levels of overall customer satisfaction.

   In recent years, our installed base of customers has significantly increased, as have the number of customers purchasing software maintenance contracts. This dramatic growth caused a period of depressed customer satisfaction. As a result of increased staffing and operational improvements, we have successfully improved customer satisfaction. Continued investments in people, technology and operational infrastructure are intended to further improve customer satisfaction through decreased time to resolution, easier access to relevant knowledge and efficiencies in our operational workflows.

   Education services. Our educational services organization offers education and training to end-users, resellers and partners. Education and training classes cover theory, installation, operations, configuration and planning on information protection, information availability and information management. Training classes are offered through in-house facilities at our offices in North America and Europe as well as at off-site locations. We also have several highly qualified authorized training center providers, or ATCs, around the world. Our authorized training center providers are required to pass a certification program to be able to teach our customers and resellers. We are pursuing an aggressive plan to expand our educational offerings through a well-recognized training company on a worldwide basis. This plan is expected to substantially increase the number of individuals and companies trained on our products and to expand the delivery of training through live and on-demand webcasts. We also provide on-site training services upon request by customers. Fees for education and training services are charged separately from our software products

   Consulting services. Our consultants are available to work closely with customers' information systems organizations to assist our customers in efficiently designing and building their complex storage environments, tailoring our software products to achieve higher performance, and increasing the degree of automation. We offer a wide range of tailored consulting services targeted at solving our clients' complex storage issues. Some of these services include initial assessments, architecture and design, installation, configuration, deployment and management. We also offer a number of consulting packages that provide customers with more specific topics, such as enterprise analysis, storage network health check, replication and tape conversion. Fees for consulting services are charged separately from our software products.

Research and Development

   Our investment in research and development was $56.6 million in 2000, $40.1 million in 1999 and $25.6 million in 1998. We anticipate that we will continue to commit substantial resources to research and development in the future. To date, our development efforts have not resulted in any capitalized software development costs. In addition, we receive the benefits of additional testing and product enhancements from each source code OEM's development group. Our future success will depend upon our ability to develop and introduce new software products, including new releases, applications and enhancements, on a timely basis that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of our customers. In particular, our strategy is to continue to leverage the NetWorker architecture to enhance the functionality of the product through new releases, applications and product enhancements and integrate our other technologies into solutions to meet the ongoing storage management requirements of our customers. We cannot guarantee that we will be successful in developing and marketing new products that respond to technological change or evolving industry standards, that we will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products, or that our new products will adequately meet the requirements of the marketplace and achieve market acceptance. If we are unable, for technological or other reasons, to develop and introduce new products in a timely manner in response to changing market conditions or customer requirements, our business, operating results and financial condition will be seriously harmed.

   As part of our ongoing development process, we released several new versions of NetWorker and our Availability products during 2000 and intend to release additional versions of NetWorker and Availability products in the future. In addition, we released several new products, including, but not limited to:

  . wanCluster--disaster recovery automation through the integration of our Legato Cluster technology and EMC's SRDF product for remote data replication;

  . NetWorker 6.0--a major release of our NetWorker product that includes scalability enhancements as well as support for Networked Attached Storage ("NAS") via Network Data Management Protocol ("NDMP"); and

  . Celestra 1.5--a new release of our serverless backup solution for NetWorker.

   We cannot guarantee that these and future new products will achieve market acceptance. The lack of market acceptance for these and future new products will seriously harm our business, operating results and financial condition.

   We have research and development centers in the following locations:

  . Boulder, Colorado;

  . Burlington, Ontario, Canada;

  . Dublin, California;

  . Eden Prairie, Minnesota;

  . Marlborough, Massachusetts;

  . New Delhi, India;

  . Orem, Utah;

  . Palo Alto, California; and

  . Seattle, Washington.

Competition

   We operate in the enterprise storage management market, which is intensely competitive, highly fragmented and characterized by rapidly changing technology and evolving standards. Competitors vary in size and in the scope and breadth of the products and services offered. Our major competitors include:

     Windows NT and Windows 2000 platforms:
       Computer Associates and
       Veritas.

     Unix platforms:
       Computer Associates;

       EMC (Epoch);

       Hewlett Packard;

       IBM (Tivoli); and

       Veritas.

Employees

   As of December 31, 2000, we had a total of 1,270 employees. Of the total, 454 were in sales and marketing, 364 in research and development, 298 in service and support and 154 in general and administration. Our future success depends, in significant part, upon the continued service of our key technical and senior management personnel and our continuing ability to attract and retain highly qualified technical, sales and managerial personnel. Competition for such personnel is intense, and we cannot guarantee that we can retain our key technical and managerial employees or that we can attract, assimilate or retain other highly qualified technical, sales and managerial personnel in the future. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

Risk Factors

   The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem less significant also may impair our business operations. If any of the following risks actually occur, our business, operating results and financial condition could be materially negatively affected.

 Our quarterly operating results are volatile.

   Our quarterly operating results have varied in the past and may vary in the future. Our quarterly operating results may vary depending on a number of factors, many of which are outside of our control, including:

  . The size and timing of orders;

  . Intense competition;

  . Macroeconomic uncertainty in the markets in which we operate;

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

  . Modification in reseller relationships resulting in changes to the application of revenue recognition policies;

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

  . Foreign currency and exchange rates;

  . Our ability to effectively manage and reduce our tax liabilities;

  . Acquisition costs or other non-recurring charges in connection with the acquisition of companies, products or technologies;

  . Personnel changes; and

  . General economic factors.

 Our future operating results are uncertain.

   Our historical results of operations are not necessarily indicative of our results for any future period. Expectations, forecasts, and projections by others or us are by nature forward-looking statements, and it is likely that future results will vary. Forward-looking statements that were reasonable at the time made may ultimately prove to be incorrect or false. It is our general policy and practice not to update our forward-looking statements. Some investors in our securities inevitably will experience gains while others will experience losses, depending on the prices at which they purchase and sell securities. Prospective and existing investors are strongly urged to carefully consider the various cautionary statements and risks set forth in this report.

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

  . Product revenue in any quarter is substantially dependent on orders booked and shipped in that quarter since we operate with virtually no order backlog;

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

  . Macroeconomic factors may affect our customers' decision to license our products or procure services;

  . The timing of large orders can significantly affect revenue within a quarter;

  . The timing of recognition of revenue from enterprise license and application service provider transactions can significantly affect revenue within a quarter;

  . Modification in reseller relationships resulting in changes to the application of revenue recognition policies; and

   Our expense levels are relatively fixed and are based, in part, on our expectations of our future revenue. Consequently, if revenue levels fall below our expectations, our net income will decrease because only a small portion of our expenses varies with our revenue.

   We believe that period-to-period comparisons of our results of operations may not be meaningful and should not be relied upon as indications of future performance. Our operating results could be below the expectations of public market analysts and investors in some future quarter or quarters. Our failure to meet such expectations would likely cause the market price of our common stock to decline.

 We are currently subject to litigation.

   Beginning on January 20, 2000, a number of shareholder securities class action complaints were filed in the U.S. District Court, Northern District of California, against certain of our directors and officers and us. On May 1, 2000, the court consolidated all of the pending cases and, on May 10, 2000, appointed a lead plaintiff, who filed a consolidated amended complaint on August 7, 2000. Defendants filed motions to dismiss. On January 17, 2001, the Court entered an Order granting the motions to dismiss with leave to amend. On February 13, 2001, plaintiffs filed a second amended complaint, which generally alleges that, between April 22, 1999 and May 17, 2000, defendants made false or misleading statements of material fact about the Company's prospects and failed to follow generally accepted accounting principles in violation of the federal securities laws. The complaint seeks an unspecified amount in damages. Defendants will file an answer to the complaint in April 2001 denying all allegations that they violated the federal securities laws.

   On February 1, 2000, a shareholder derivative action was filed in the U.S. District Court, Northern District of California, against certain of our officers and directors. We are named as nominal defendant. The derivative case has been related to the securities class action. Plaintiff moved to stay the derivative case. On January 17, 2001, the Court denied plaintiffs' motion to stay. Plaintiffs filed an amended complaint on February 9, 2001, which generally alleges the same conduct as the shareholder class action, and claims that defendants breached their fiduciary duties and engaged in improper insider trading. The derivative complaint seeks unspecified damages and injunctive relief. Defendants will move to dismiss the derivative complaint.

   On April 13, 2000, a shareholder derivative action was filed in the Superior Court of California, County of Santa Clara, against certain of our officers and directors. We are named as a nominal defendant. On May 23, 2000, a shareholder derivative action was filed in the Superior Court of California, County of San Mateo, against certain of our officers and directors. We are named as a nominal defendant. Both state derivative complaints generally allege the same conduct as the derivative action filed in federal court, claim that our officers and directors breached their fiduciary duties for the period October 21, 1999 through April 3, 2000, and seek unspecified damages and injunctive relief. The Santa Clara derivative case was transferred to San Mateo County and consolidated with the San Mateo derivative case.

   The Securities and Exchange Commission has entered a formal order of investigation concerning our restatement of financial results for the first, second, and third quarters of 1999, and our revision of financial results for the fourth quarter and fiscal 1999. We have been voluntarily cooperating with the Staff of the Commission in its investigation.

   The Company and the individual defendants intend to defend all of these actions vigorously. However, there can be no assurance that any of the complaints discussed above will be resolved without costly litigation, or in a manner that is not materially adverse to our financial position, results of operations or cash flows. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies.

 Our market is highly competitive.

   We operate in the enterprise storage management market, which is intensely competitive, highly fragmented and characterized by rapidly changing technology and evolving standards. Competitors vary in size and in the scope and breadth of the products and services offered. Our major competitors include:

     Windows NT and Windows 2000 platforms:
       Computer Associates and
       Veritas.

     Unix platforms:
       Computer Associates;

       EMC (Epoch);

       Hewlett Packard;

       IBM (Tivoli); and

       Veritas.

   We expect to encounter new competitors as we enter new markets. In addition, many of our existing competitors are broadening their platform coverage. We also expect increased competition from systems and network management companies, especially those that have historically focused on the mainframe market and are broadening their focus to include the client/server computer market. In addition, since there are relatively low barriers to entry in the software market, we expect additional competition from other established and emerging companies. We also expect that competition will increase as a result of future software industry consolidations. Increased competition could harm us by causing, among other things, price reductions, reduced gross margins and loss of market share.

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

   The markets for our products are characterized by rapid technological change, changing customer needs, frequent new software product introductions and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards could render our existing products obsolete and unmarketable. To be successful, we need to develop and introduce new software products on a timely basis that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of our customers. In addition, we need to continue to integrate into our product lines the technologies of products we acquired through the acquisitions of Intelliguard Software, Inc., Qualix Group, Inc. (dba FullTime Software Inc.) and Vinca Corporation in 1999. We may fail to develop and market new products that respond to technological changes or evolving industry standards, experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products or fail to develop new products that adequately meet the requirements of the marketplace or achieve market acceptance. If so, our business, operating results and financial condition would be seriously harmed.

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

   We have developed strategies to pursue larger enterprise license transactions with corporate customers. However, we may not continue to successfully market our products through larger enterprise license transactions. Such failure would seriously harm our business, operating results and financial condition. Our operating results are sensitive to the timing of such orders. Such orders are difficult to manage and predict, because:

  . The sales cycle is typically lengthy, generally lasting three to six months, and varies substantially from transaction to transaction;

  . Enterprise license transactions often include multiple elements such as product licenses and service and support;

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

   Many of the large organizations that we target as customers have lowered their rate of spending on enterprise software. Due to the large size of enterprise transactions, if orders forecasted for a specific transaction for a particular quarter are not realized in that quarter, our operating results for that quarter may be seriously harmed.

   We have changed certain of our licensing practices and modified the application of our accounting policies, which results in delaying revenue recognition.

   During the past year, we have worked closely with our outside financial auditors to ensure that our revenue recognition practices are consistent with both our existing revenue recognition policies and the evolving guidance of the AICPA on the treatment of certain software license transactions. Based upon our recent experience with certain distributors and resellers, we began recognizing revenue on transactions with certain channel members only upon receipt of payment from those channel members. Further, we have modified our licensing practices in negotiating certain of our enterprise software licenses. The consequence of those changes is that the revenue from those licenses is recognized ratably over the deployment term of those licenses rather than being recognized all upon execution of the license. These are not changes in our accounting policies; rather, they reflect a modification of our practices in conformity with our long-standing policies and with generally accepted accounting principles.

   The accumulated results of these changes could affect quarterly results by shifting revenue out to future quarters that previously was recognized upon acceptance of a purchase order from a channel member or upon execution of an end-user license. Customer acceptance of the new enterprise license structure, which was intended to build greater visibility into our longer-term revenue stream, could also affect our quarterly results. For instance, if in a particular quarter, more customers negotiate a license structure that mandated revenue recognition upon license execution, revenue for that quarter would be greater; if, however, those customers accept a license structure that required ratable recognition of license revenue, the same amount of revenue would be spread over several quarters. We do not yet have sufficient experience to accurately predict what the balance will be between up-front and ratable recognition of license revenues in a given quarter on larger enterprise transactions.

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

   Our strategy is also to increase the proportion of our customers licensed through OEMs. We may fail to achieve this strategy. We are currently investing, and will continue to invest, resources to develop this channel. Such investments could seriously harm our operating margins. We depend on our OEMs' abilities to develop new products, applications and product enhancements on a timely and cost-effective basis that will meet changing customer needs and respond to emerging industry standards and other technological changes. Our OEMs may not effectively meet these technological challenges. These OEMs are not within our control, may incorporate the technologies of other companies in addition to, or to the exclusion of, our technologies, and are not obligated to purchase products from us. Our OEMs may not continue to carry our products. The inability to recruit, or the loss of, important OEMs could seriously harm our business, operating results and financial condition.

 We are modifying some of our marketing strategies.

   As noted above, we rely significantly upon resellers as part of our overall marketing strategy. We are currently realigning our approach to working with our strategic allies and other resellers. The objective of our new approach is to form stronger ties with specific companies with whom we have global alliances. We are also restructuring our reseller networks in order to create greater rewards for distributors and resellers that demonstrate a greater commitment to Legato, as measured in net sales, technical certification and other factors. As a result of these changes, we may negatively affect the volume of sales through our strategic alliances or our resellers. If a significant number of resellers were to cease doing business with us as a result of these changes, and sales through the remaining resellers failed to compensate for the lost resellers, this strategic change could seriously harm our business, operating results and financial condition.

 We depend on international revenue.

   Our continued growth and profitability will require further expansion of our international operations. To successfully expand international operations, we must establish additional foreign operations, hire additional personnel and recruit additional international resellers. This will require significant management attention and financial resources and could seriously harm our operating margins. If we fail to further expand our international operations in a timely manner, our business, operating results and financial condition could be seriously harmed. In addition, we may fail to maintain or increase international market demand for our products. Our international sales are currently denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and, therefore, potentially less competitive in those markets. In some markets, localization of our products and license documents is essential to achieve or increase market penetration. We may incur substantial costs and experience delays in localizing our products and license language. We may fail to generate significant revenue from localized products.

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

 We must manage our growth and expansion and hire and retain qualified personnel.

   We have recently hired a significant number of new senior executives as well as other employees throughout the Company. We plan to further increase our total headcount in order to more effectively seek out new customers and to better serve our existing customers. We also plan to expand the geographic scope of our customer base. This expansion has resulted and will continue to result in substantial demands on our management resources.

   From time to time, we receive customer complaints about the timeliness and accuracy of customer support. We plan to add customer support personnel in order to address current customer support needs. If we are not successful in hiring and retaining such personnel, our business, operating results and financial condition could be seriously harmed. Our ability to compete effectively and to manage future expansion of our operations, if any, will require us to continue to improve our financial and management controls, reporting systems and procedures on a timely basis, and to expand, train and manage our employees in all areas of the business. Our failure to do so would seriously harm our business, operating results and financial condition.

 Our investment in goodwill and intangibles resulting from our acquisitions could become impaired.

   As a result of our acquisitions in 1999, we recorded goodwill and intangibles of $167.2 million, which is being amortized over a period of two to five years. We will amortize $31.8 million in 2001, $29.5 million in 2002, $28.6 million in 2003 and $14.0 million in 2004. To the extent we do not generate sufficient cash flows to recover the net amount of the investment recorded, the investment could be considered impaired and could be subject to earlier write-off. In such event, our results of operations in any given period could be negatively impacted, and the market price of our stock could decline.

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

   We recently experienced a period of high employee turnover and have hired a number of new executives at the levels of director, vice president and above. Our future success also depends on our continuing ability to attract and retain highly qualified technical, sales and managerial personnel. Competition for such personnel is intense, and we may fail to retain our key technical, sales and managerial employees or attract, assimilate or retain other highly qualified technical, sales and managerial personnel in the future.

 Our revenue recognition could be impacted by the actions of our sales personnel.

   The recognition of our revenue depends on, among other things, the terms negotiated in our contracts with our customers. Our sales personnel may act outside of their authority and negotiate additional terms without our knowledge. To the extent that our sales personnel have negotiated terms that are extraneous to the contract and of which we are unaware, whether the additional terms are written or verbal, could prevent us from recognizing revenue in accordance with our plans.

 We rely on our sales personnel.

   We experienced a number of voluntary resignations in our sales force during the past year, including some of our senior level sales employees. Our future success depends on our continuing ability to attract and retain highly qualified sales personnel. Competition for such personnel is intense, and we may fail to retain our sales personnel or attract, assimilate or retain other highly qualified sales personnel in the future. Any further disruption to our sales force could seriously harm our business, operating results and financial condition.

 We depend on growth in the enterprise storage management market.

   All of our business is in the enterprise storage management market. The enterprise storage management market is still an emerging market. Our future financial performance will depend in large part on continued growth in the number of organizations adopting company-wide storage and management solutions for their client/server computing environments. The market for enterprise storage management may not continue to grow at historic rates or at all. If this market fails to grow or grows more slowly than we currently anticipate and we are unable to capture market share from our competitors, our business, operating results and financial condition would be seriously harmed.

 We are affected by general economic and market conditions.

   Segments of the computer industry have recently experienced significant economic downturns characterized by decreased product demand, product overcapacity, price erosion, work slowdowns, and layoffs. Our operations may experience substantial fluctuations from period-to-period as a consequence of such industry trends, general economic conditions affecting the timing of orders from major customers, and other factors affecting capital spending. The occurrence of such factors could seriously harm our business, operating results or financial condition.

 Protection of our intellectual property is limited.

   Our success depends significantly upon proprietary technology. To protect our proprietary rights, we rely on a combination of patents, copyright and trademark laws, trade secrets, confidentiality procedures, and contractual provisions. We seek to protect our software, documentation and other written materials under patent, trade secret and copyright laws, which afford only limited protection. However, we may not develop proprietary products or technologies that are patentable, any issued patent may not provide us with any competitive advantages or may be challenged by third parties, or the patents of others may seriously impede our ability to do business.

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

   Our products can be used to manage data critical to organizations. As a result, the licensing and support of products we offer may entail the risk of product liability claims. Although we generally include provisions in our license agreements that are intended to limit our liability, a successful product liability claim brought against us could seriously harm our business, operating results and financial condition.

 Our trading price is volatile.

   The trading of our common stock historically has been highly volatile, and we expect that the price of our common stock will continue to fluctuate significantly in the future. An investment in our common stock is subject to a variety of significant risks, including, but not limited to the following:

  . Quarterly fluctuations in financial results or results of other software companies;

  . Changes in our revenue growth rates or our competitors' growth rates;

  . Announcements that our revenue or income are below analysts' expectations;

  . Changes in analysts' estimates of our performance or industry performance;

  . Announcements of new products by our competitors or by us;

  . Announcements of disappointing financial results from our competitors, strategic allies or major end users;

  . Developments with respect to our patents, copyrights, or proprietary rights or those of our competitors;

  . Sales of large blocks of our common stock;

  . Conditions in the financial markets in general;

  . Litigation; and

  . General business conditions and trends in the distributed computing environment and software industry.

   In addition, the stock market may experience extreme price and volume fluctuations, which may affect the market price for the securities of technology companies without regard to their operating performance or any of the factors listed above. These broad market fluctuations may seriously harm the market price of our common stock.

ITEM 2. PROPERTIES

   Our principal headquarters is located in approximately 105,000 square feet of space in Mountain View, California. This facility is leased through December 2009. Our principal research and development facility is located in approximately 96,000 square feet of space in Palo Alto, California. This facility is leased through September 2006. Our principal sales and marketing office is located in approximately 52,500 square feet of space in Sunnyvale, California. This facility is leased through February 2007. Our principal technical support facility is located in approximately 97,600 square feet of space in Burlington, Ontario. This facility is leased through October 2010. We also currently lease other domestic offices throughout the United States, as well as international offices throughout the world.

ITEM 3. LEGAL PROCEEDINGS

   Beginning on January 20, 2000, a number of shareholder securities class action complaints were filed in the U.S. District Court, Northern District of California, against certain of our directors and officers and us. On May 1, 2000, the court consolidated all of the pending cases and, on May 10, 2000, appointed a lead plaintiff, who filed a consolidated amended complaint on August 7, 2000. Defendants filed motions to dismiss. On January 17, 2001, the Court entered an Order granting the motions to dismiss with leave to amend. On February 13, 2001, plaintiffs filed a second amended complaint, which generally alleges that, between April 22, 1999 and May 17, 2000, defendants made false or misleading statements of material fact about the Company's prospects and failed to follow generally accepted accounting principles in violation of the federal securities laws. The complaint seeks an unspecified amount in damages. Defendants will file an answer to the complaint in April 2001 denying all allegations that they violated the federal securities laws.

   On February 1, 2000, a shareholder derivative action was filed in the U.S. District Court, Northern District of California, against certain of our officers and directors. We are named as nominal defendant. The derivative case has been related to the securities class action. Plaintiff moved to stay the derivative case. On January 17, 2001, the Court denied plaintiffs' motion to stay. Plaintiffs filed an amended complaint on February 9, 2001, which generally alleges the same conduct as the shareholder class action, and claims that defendants breached their fiduciary duties and engaged in improper insider trading. The derivative complaint seeks unspecified damages and injunctive relief. Defendants will move to dismiss the derivative complaint.

   On April 13, 2000, a shareholder derivative action was filed in the Superior Court of California, County of Santa Clara, against certain of our officers and directors. We are named as a nominal defendant. On May 23, 2000, a shareholder derivative action was filed in the Superior Court of California, County of San Mateo, against certain of our officers and directors. We are named as a nominal defendant. Both state derivative complaints generally allege the same conduct as the derivative action filed in federal court, claim that our officers and directors breached their fiduciary duties for the period October 21, 1999 through April 3, 2000, and seek unspecified damages and injunctive relief. The Santa Clara derivative case was transferred to San Mateo County and consolidated with the San Mateo derivative case.

   The Securities and Exchange Commission has entered a formal order of investigation concerning our restatement of financial results for the first, second, and third quarters of 1999, and our revision of financial results for the fourth quarter and fiscal 1999. We have been voluntarily cooperating with the Staff of the Commission in its investigation.

   We intend to defend all of these actions vigorously. There can be no assurance that any of the complaints discussed above will be resolved without costly litigation, or in a manner that is not materially adverse to our financial position, results of operations or cash flows. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   We did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2000.

Executive Officers

   The following table sets forth information with respect to persons who served as our executive officers as of March 23, 2001:

   Name                     Age                        Positions
   ----                     ---                        ---------
   David B. Wright.........  51 Chairman, President and Chief Executive Officer
   David L. Beamer.........  58 Executive Vice President, Worldwide Sales and Marketing
   Andrew J. Brown.........  41 Senior Vice President and Chief Financial Officer
   Thomas L. Panozzo.......  53 Senior Vice President, Service and Support
   James Chappell..........  40 Senior Vice President, Business Process and Development
   Charles Fonner..........  57 Vice President, Worldwide Marketing
   George J. Symons........  41 Vice President, Product Management and Development
   Jack Landers............  57 Vice President, Human Resources
   Cory J. Sindelar........  32 Vice President and Corporate Controller

   David B. Wright has served as President and Chief Executive Officer of Legato since October 2000 and Chairman of the Board of Directors since March 2001. Mr. Wright joined Legato following a thirteen-year career with Amdahl Corporation, an integrated computing solutions company, where he served as President and Chief Executive Officer since 1997. Before joining Amdahl, Mr. Wright spent 11 years with IBM, an advanced information technology company, serving in variety of staff and management positions. Mr. Wright holds a B.S. in Physics and Mathematics from Xavier University in Cincinnati, Ohio and a M.B.A. from Babson College. Mr. Wright serves on the Board of Directors of Aspect Communications Corp., Insurance Services Office, Inc., INRANGE Technologies Corp. and is the Chairman of the Silicon Valley Manufacturing Group, a non-profit organization.

   David L. Beamer serves as the Executive Vice President, Worldwide Sales and Marketing and is responsible for all corporate and service provider marketing, worldwide sales and international market development. Mr. Beamer joined Legato in January of 2001 as the Executive Vice President of Worldwide Sales. Before joining Legato, Mr. Beamer was the President and Chief Operating Officer of FileTek Corporation of Rockville, Maryland, a privately held software and systems integration company. Prior to FileTek, Mr. Beamer was with Amdahl Corporation for sixteen years, where he was a corporate officer for six years and served in various sales, marketing, and senior management roles. Before joining Amdahl, he was with IBM Corporation for eight years. Mr. Beamer holds a B.S. in electrical engineering and a M.B.A. in Marketing and Finance from Ohio State University.

   Andrew J. Brown joined Legato in October 2000 as the Senior Vice President and Chief Financial Officer. Before joining Legato, Mr. Brown served as Vice President, Finance and Chief Financial Officer of Adaptec, a data storage access solution company, since August 1998. From July 1988 to August 1998, he served in various financial roles within Adaptec including Vice President, Corporate Controller and Principal Accounting Officer. Mr. Brown earned his Bachelors degree in Accounting from Eastern Illinois University.

   Thomas L. Panozzo joined Legato in July 1999 as Senior Vice President, Service and Support. Before joining Legato, Mr. Panozzo served as Vice President, Customer Support, of Candle Corporation, a systems management software company, from January 1997 to June 1999. From June 1966 to January 1997, he served in various positions at IBM, including Senior Project Executive, Manager and Regional Manager. Mr. Panozzo holds a B.S. from the Illinois Institute of Technology and a M.B.A. from Pepperdine University.

   James Chappell joined Legato in June 1992. In February 2001, Mr. Chappell became Senior Vice President, Business Process and Development. From April 2000 to February 2001, he served as Vice President of Plans and Controls. From October 1999 to April 2000, he served as Vice President and General Manager of the Data Availability Division. From August 1998 to October 1999, he served as our Vice President of Business Development. From June 1992 to July 1998, Mr. Chappell held various sales and marketing management positions with Legato, including general manager, manager of strategic businesses and director of worldwide channel marketing. Before joining Legato, Mr. Chappell served as President of The Connectivity Lab, a data communications consulting firm, from March 1989 to March 1991. Mr. Chappell holds a B.S. in Computer Science from Cal Poly University in San Luis Obispo, California.

   Charles Fonner joined Legato in February 2001 as Vice President, Worldwide Marketing. Before joining Legato, Mr. Fonner served as President and Chief Executive Officer of Npoint Corporation of Los Gatos, California, a privately held software company. Prior to Npoint, Mr. Fonner was the Chief Operating Officer of Tyecin Systems of Los Altos, California, a privately held software company (acquired by Manugistics, Inc.). Prior to Tyecin, Mr. Fonner was with Amdahl Corporation for 18 years, where he was a corporate officer for six years. He served in various sales, marketing and senior management roles at Amdahl. Before joining Amdahl, he was with IBM Corporation for ten years. Mr. Fonner holds a degree in marketing from Bradley University.

   George J. Symons currently serves as Vice President, Product Management and Development and is responsible for all engineering, product management, product marketing and quality assurance activities. He joined Legato in April 1999 as Vice President, Product Marketing and Management after FullTime was acquired by Legato. Mr. Symons was Vice President of Engineering at FullTime Software since April 1996. Mr. Symons holds a B.A. in Management Science and Computer Science from the University of California, San Diego, and a M.B.A. from the University of California, Los Angeles.

   Jack Landers joined Legato in August 2000 as Vice President, Human Resources. Before joining Legato, Mr. Landers served as Vice President, Human Resources for Pacific Gateway Exchange, Inc., an international long distance telecommunications services provider. Additionally, Mr. Landers has held a number of Senior Human Resources Management positions with Symantec Corp., Bay Networks (now Nortel Networks) and Digital Equipment Corp. (now Compaq Computers) Mr. Landers holds a B.A. in English Literature and a M.A in Teaching from Boston College.

   Cory J. Sindelar joined Legato in December 2000 as Vice President and Corporate Controller. Prior to joining Legato, Mr. Sindelar served as Corporate Controller at iBEAM Broadcasting Corporation, a provider of an Internet broadcast network and web casting services, from April 2000 to December 2000. Mr. Sindelar also served as Senior Manager at PricewaterhouseCoopers LLP, a global assurance and business advisory firm, based in the firm's San Jose office from July 1998 to April 2000. Additionally, Mr. Sindelar has held various accounting, auditing and controller positions with Arthur Andersen LLP and C-Cube Microsystems. Mr. Sindelar holds a degree in accounting from Georgetown University.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

   Our common stock is traded on the Nasdaq National Market under the symbol LGTO. The following table sets forth the high and low closing sales prices of our common stock for each quarter in the two-year period ended December 31, 2000. Such prices represent prices between dealers, do not include retail mark-ups, markdowns or commissions and may not represent actual transactions.

                                                         1999          2000
                                                     ------------- -------------
                                                      High   Low    High   Low
                                                     ------ ------ ------ ------
   First Quarter.................................... $32.75 $20.75 $67.75 $25.19
   Second Quarter................................... $29.75 $15.25 $22.00 $ 9.88
   Third Quarter.................................... $49.13 $28.31 $15.25 $ 8.31
   Fourth Quarter................................... $79.25 $41.09 $12.81 $ 6.69

   As of March 16, 2001, we had approximately 319 registered stockholders and estimate that we had approximately 53,000 beneficial owners of our common stock.

   We have never declared or paid a cash dividend on our common stock and do not intend to pay cash dividends on our common stock in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

Five-Year Summary

                                                 December 31,
                                  --------------------------------------------
                                    2000      1999   1998(2)  1997(2)  1996(3)
                                  --------  -------- -------- -------- -------
                                   (in thousands, except per share amounts)
Revenue.......................... $231,395  $228,567 $167,907 $118,499 $88,920
Gross profit.....................  185,563   196,790  143,114   97,812  70,457
Income (loss) from operations....  (51,413)    2,991   27,815   21,589  15,747
Net income (loss)................  (35,249)    2,704   19,869   15,066  10,814
Basic net income (loss) per
 share(1)........................    (0.41)     0.03     0.26     0.21    0.16
Diluted net income (loss) per
 share(1)........................    (0.41)     0.03     0.24     0.19    0.14
Cash, cash equivalents and
 investments.....................  165,145   169,928  125,972   87,433  76,945
Total assets.....................  414,864   422,894  207,224  141,908 111,704

--------
(1) See Note 2 of Notes to Consolidated Financial Statements.
(2) Selected financial data for the year-ended December 31, 1998 and 1997 was derived by combining Legato's selected financial data for the year-ended December 31, 1998 and 1997 with FullTime's financial data for the twelve-months ended December 31, 1998 and 1997, respectively.
(3) Selected financial data for the year-ended December 31, 1996 was derived by combining Legato's selected financial data for the year-ended December 31, 1996 with FullTime's financial data for the fiscal year-ended June 30, 1997 and 1996, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The discussion in this report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements on our expectations, beliefs, intentions or strategies regarding the future, including without limitation, our financial outlook, successful introduction of new products and expansion of operation. All forward-looking statements included in this document are based on information available to us on the date hereof. We assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those indicated in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, fluctuations in quarterly operating results, uncertainty in future operating results, litigation, competition, product concentration, technological changes, reliance on enterprise license transactions, modifications in the application of accounting policies, reliance on indirect sales channels, changes in marketing strategies, dependence on international revenue, management of our growth and expansion, the ability to attract and retain qualified personnel, and other risks discussed in this item under the heading "Risk Factors" and the risks discussed in our other Securities and Exchange Commission filings.

Overview

   Legato Systems, Inc. was incorporated in Delaware in September 1988. We develop, market and support software products and services for heterogeneous client/server computing environments in mid- to large-scale enterprises. We are a technology leader in the network storage management software market through our commitment to open, standards-based software development. Our software delivers to customers a solution that is scalable, high-performance and manageable and ensures high data and application availability on a wide range of servers, clients, applications, databases and storage devices. Our data protection products, primarily the NetWorker family of products, and our data availability products, primarily our Legato Cluster and wanCluster products, support many server platforms and accommodate a variety of clients, applications, databases and storage devices. Our long-term strategy is to create an integrated set of solutions centered on information protection, availability and storage management that enhance and simplify network computing as a whole.

   On August 6, 1998, we acquired Software Moguls, Inc., a developer of advanced backup-retrieval products for the Windows NT and UNIX environments, for 498,998 shares of our common stock. The acquisition had a total purchase price of $10.9 million and was accounted for as a pooling of interests.

   On April 1, 1999, we acquired Intelliguard Software, Inc. and O.R.P., Inc., developers of standards-based storage management solutions of the storage area networks, for 1,440,000 shares of our common stock and $9.0 million in cash. The acquisition had a total purchase price of $55.4 million and was accounted for as a purchase.

   On April 19, 1999, we acquired Qualix Group, Inc. (dba FullTime Software, Inc.), a developer of distributed, enterprise-wide, cross-platform, adaptive computing solutions than enable customers to proactively manage application service level availability, for 3,442,000 shares of our common stock. The acquisition had a total purchase price of $52.5 million and was accounted for as a pooling of interests.

   On July 30, 1999, we acquired Vinca Corporation, a developer of high availability and data protection software, for 1,531,000 shares of our common stock, $18.8 million in cash and the assumption of options to purchase 590,000 share of our common stock. The acquisition had a total purchase price of $91.7 million and was accounted for as a purchase.

   For the acquisitions accounted for as pooling of interests, we restated our financial statements to represent the combined financial results of previously separate entities for all periods presented. For the acquisitions accounted for as purchase business combinations, we recorded the results of operations of the acquired companies with our results of operations as of the date of acquisition.

Results of Operations

   Revenue. Revenue is derived from primarily two sources: (i) product license revenue, derived from the sale of product licenses to resellers and end users, including large-scale enterprises, and royalty revenue, derived from initial license fees and ongoing royalties from product licenses of source code to OEMs; and (ii) service and support revenue, derived from providing software updates, support and education and consulting services to end users.

   Product license revenue is generally recognized when a signed contract or other persuasive evidence of an arrangement exists, the software has been shipped or electronically delivered, the license fee is fixed and determinable and collection of resulting receivables is probable. For sales to domestic distributors, product license revenue is recognized upon sale by the distributor to the end user, since these distributors generally have unlimited rights of return, and we historically have not been able to make reasonable estimates of product returns for these distributors. We also incur additional internal costs to assist our distributors in selling our products to end-users. For sales to certain value-added resellers in the fiscal years ended December 31, 1999 and 2000, product license revenue is recognized upon receipt of cash from these value-added resellers since the arrangements with these resellers may include extended payment terms, which in some cases, are contingent upon them receiving payment from their end-user customer. Estimated product returns are recorded upon recognition of revenue from customers having rights of return, including exchange rights for unsold products and product upgrades. Provisions for estimated warranty costs and anticipated retroactive price adjustments are recorded at the time products are shipped. Product license revenue from royalty payments is recognized upon receipt of royalty reports from OEMs related to their product sales. Revenue from subscription license agreements, which include software, rights to future products and maintenance, is recognized ratably over the term of the subscription period.

   Service and support revenue consists primarily of revenue received for providing maintenance (i.e., software updates and technical support), on-site support, consulting and training. Revenue from maintenance is recognized ratably over the term of the agreements. Revenue allocated to education and consulting services, or derived from the separate sales of these services, is recognized as the related services are provided.

   When contracts contain multiple obligations (e.g. products, updates, technical support and other services) wherein vendor specific objective evidence exists for all undelivered elements, the Company accounts for the delivered elements in accordance with the "Residual Method" prescribed by Statement of Position 98-9. Any revenue related to updates or technical support in these arrangements is recognized ratably over the term of the maintenance arrangement.

                                                                     % Change
                                                                    ------------
                                             2000    1999    1998   00/99  99/98
                                            ------  ------  ------  -----  -----
                                               (in millions)
   Product license......................... $145.6  $161.1  $129.1   (10)%   25%
   Service and support.....................   85.8    67.5    38.8    27     74
                                            ------  ------  ------
     Total revenue......................... $231.4  $228.6  $167.9     1     36
                                            ======  ======  ======

Sources of Revenue as a Percent of Total Revenue.

                                             2000    1999    1998
                                            ------  ------  ------
   Product license.........................     63%     70%     77%
   Service and support.....................     37      30      23

   Product license revenue decreased for 2000, when compared to 1999, primarily due to the implementation of our new software subscription licensing model during the second quarter of 2000 and, to a lesser extent, a decrease in sales volume of our software products resulting from the headcount turnover within the sales force. The increase in product license for 1999, when compared to 1998, is primarily as a result of the continued acceptance of our NetWorker family of products, particularly to large-scale enterprises, as well as increased royalty revenue. The increase of sales and marketing personnel as well as sales and marketing programs helped to increase the market acceptance of our products and product sales.

   Service and support revenue increased for 2000, when compared to 1999, primarily as a result of increased maintenance renewals over a larger installed base and, to a lesser extent, growth in our consulting and education services. The increase in service and support revenue for 1999, when compared to 1998, is primarily attributable to the growth in the number of registered customers electing to subscribe to support contracts and to renew software support contracts after the initial one-year term. Our increase in internal staffing for software support helped to increase new sales and renewals of our software support contracts. We expect that service and support will increase in absolute dollars in 2001, but at a growth rate less than in 2000.

Revenue by Geography.

                                                                     % Change
                                                                    ------------
                                             2000    1999    1998   00/99  99/98
                                            ------  ------  ------  -----  -----
                                               (in millions)
   Domestic................................ $155.7  $162.8  $122.4    (4)%   33%
   International...........................   75.7    65.8    45.5    15     45
                                            ------  ------  ------
     Total revenue......................... $231.4  $228.6  $167.9     1     36
                                            ======  ======  ======

Revenue by Geography as a Percent of Total Revenue.

                                             2000    1999    1998
                                            ------  ------  ------
   Domestic................................     67%     71%     73%
   International...........................     33      29      27

   Domestic revenue decreased for 2000, when compared to 1999, primarily due to a decrease in sales volume of our products given the turnover in the headcount of the domestic sales force and the implementation of our new software subscription licensing model during the second quarter of 2000. International revenue increased primarily as a result of the continued market acceptance of our products overseas as we continue to invest in international sales offices and to sign international distributors and resellers. The majority of international sales during these periods were made in Europe and Canada. We intend to grow sales by increasing productivity of the domestic sales force and further expanding our international operations. In order to successfully expand international sales, we must continue to establish additional foreign operations, hire additional personnel for these operations and recruit additional international resellers.

Cost of Revenue.

                                                                     % Change
                                                                    ------------
                                             2000    1999    1998   00/99  99/98
                                            ------  ------  ------  -----  -----
                                               (in millions)
   Product license......................... $  6.0  $  5.9  $  9.7     2%   (39)%
   Service and support.....................   39.8    25.9    15.1    54     71

Cost of Revenue as a Percent of Related Revenue.

                                             2000    1999    1998
                                            ------  ------  ------
   Product license.........................      4%      4%      8%
   Service and support.....................     46      38      39

   Cost of product license revenue includes costs of production personnel, packaging and documentation, freight and royalties. Product gross margin remained constant at 96% in 2000, when compared in 1999. Product gross margin increased to 96% in 1999, when compared to 92% in 1998, primarily due to the phase out of reselling third-party products through Qualix Direct telesales organization prior to our acquisition in April 1999.

   Cost of service and support revenue includes costs associated with providing customers with services, such as consulting and education, telephonic and on-site support and product updates. Costs include primarily salaries and costs to recruit, develop and retain personnel, packaging, documentation and delivery of product updates and costs to maintain the infrastructure necessary to manage a services organization. Cost of service and support revenue increased $13.9 million in 2000, when compared to 1999, and was driven by increases in the support function and expansion of our consulting and education services. Service and support headcount increased to 298 in 2000 from 238 in 1999. Cost of service and support revenue increased $10.8 million in 1999, when compared to 1998, primarily due to supporting a larger installed base of products as well as providing higher support levels to customers. Service and support headcount increased to 238 in 1999 from 141 in 1998. Service and support gross margin decreased to 54% in 2000, when compared to 62% in 1999 and 61% in 1998, primarily due to the increased staffing to support as discussed above and outsourcing certain of our consulting arrangements.

   Total gross profit was $185.6 million in 2000, $196.8 million in 1999 and $143.1 million in 1998, representing gross margin of 80% in 2000, 86% in 1999 and 85% in 1998. The decrease in total gross margin for 2000, when compared to 1999, relates primarily to the decrease in service and support gross margin during 2000.

Operating Expenses.

                                                                      % Change
                                                                     -----------
                                                2000   1999   1998   00/99 99/98
                                               ------  -----  -----  ----- -----
                                                 (in millions)
   Sales and marketing........................ $106.7  $93.8  $72.0    14%   30%
   Research and development...................   56.6   40.1   25.6    41    56
   General and administrative.................   35.6   20.5   15.9    74    29

Operating Expenses as a Percent of Total Revenue.

                                                2000   1999   1998
                                               ------  -----  -----
   Sales and marketing........................     46%    41%    43%
   Research and development...................     24     18     15
   General and administrative.................     15      9      9

   Sales and marketing expenses consist primarily of employee-related costs such as salaries, benefits, commissions and promotional and advertising expenses. The increase in sales and marketing expenses of $12.9 million for 2000, when compared to 1999, was primarily attributable to increased recruiting costs, air travel and facilities expenses and, to a lesser extent, an increase in our headcount to 454 employees in 2000 from 449 employees in 1999. The increase in sales and marketing expenses of $21.8 million in 1999, when compared to 1998, was primarily attributable to an increase in employee-related expenses resulting from increased headcount to 449 from 243 in 1998 and as a result of additional marketing and promotional activities to increase awareness of our products. We believe that sales and marketing expenses will increase in 2001 in absolute dollars, but decrease as a percentage of total revenue, as we continue to moderately expand our sales and marketing staff.

   Research and development expenses consist primarily of employee-related costs such as salaries, benefits and facilities and equipment costs. The increase in research and development expenses of $16.5 million for

2000, when compared to 1999, was primarily attributable to increases in salaries and benefits as headcount ramped significantly in 1999 as a result of our acquisitions of Intelliguard in April 1999 and Vinca in July 1999. Under purchase accounting, the results of operations of these companies were added to our results of operations from the date of acquisition. Accordingly, we have a full year of salary and benefits costs in 2000. The increase in research and development expenses of $14.5 million for 1999, when compared to 1998, was primarily attributable to the increased staffing and associated support for engineers necessary to expand and enhance our product line. The number of research and development personnel increased from 193 in 1998 to 384 employees in 1999 and decreased to 364 employees in 2000. We believe that research and development expenses will continue to increase slightly in absolute dollars, but decrease as a percentage of total revenue, as we continue to invest in developing new products and enhancing existing products.

   General and administrative expenses primarily include employee-related costs of our finance, human resources, facilities, information systems and other administrative departments. The increase in general and administrative expenses of $15.1 million for 2000, when compared to 1999, was primarily attributable to increases in salaries and other compensation, recruiting costs, legal and other professional services and bad debt expense. The increase in general and administrative expenses of $4.6 million for 1999, when compared to 1998, was primarily attributable to increased staffing and related costs required to manage and support our expansion. General and administrative personnel increased from 83 employees in 1998 to 165 employees in 1999 and decreased to 154 employees in 2000. We expect that general and administrative expenses will increase in absolute dollars, but decrease as a percentage of revenue, as we make certain investments in infrastructure in the first half of 2001and continue to expand our operations internationally.

   Amortization of intangibles was $38.1 million in 2000, $21.8 million in 1999 and $1.1 million in 1998. During 1999, we recorded additional intangibles related to the acquisitions of Intelliguard totaling $58.7 million and Vinca totaling $102.7 million. (See Note 7 to the Notes to the Consolidated Financial Statements.) We are amortizing these intangibles on a straight-line basis over periods ranging from seventeen months to five years from the dates of acquisition. We expect to amortize intangibles of $31.8 million in 2001, $29.5 million in 2002, $28.6 million in 2003 and $14.0 million in 2004.

   We incurred acquisition-related expenses of $5.0 million related to FullTime in 1999 and $0.6 million related to Software Moguls in 1998. Such expenses consisted primarily of investment banking, accounting and other professional fees and costs relating to the closure of duplicative facilities and severance costs. In addition, we incurred professional fees of $1.3 million in connection with our proposed acquisition of Ontrack Data International, Inc. during the fourth quarter of 1999. In January 2000, we entered into a Mutual Termination Agreement with Ontrack to immediately terminate the proposed acquisition. (See
Note 7 to the Notes to the Consolidated Financial Statements.) In connection with our acquisitions of Intelliguard during the second quarter of 1999 and Vinca during the third quarter of 1999, we purchased in-process research and development of $3.2 million and $8.3 million, respectively. During 2000 and 1998, we did not acquire any purchased in-process research and development projects.

   The fair value of Intelliguard's and Vinca's core technologies, existing products, as well as the technology currently under development were determined by independent appraisers using the income approach, which discounts expected future cash flows to present value. The discount rates used in the present value calculations were derived from a weighted average cost of capital analysis, adjusted upward by a premium of 5% for the in-process projects from the Intelliguard acquisition and 8.5% to 26% for the in-process projects from Vinca acquisition to reflect additional risks inherent in the development life cycle. We expect that the pricing models related to these acquisitions will be considered standard within the high-technology industry. However, we have not and do not expect to achieve a material amount of expense reductions or synergies as a result of integrating the acquired in-process technology. Therefore, the valuation assumptions do not include anticipated cost savings.

   The Intelliguard projects included in in-process research and development and the percent complete, the estimated cost to complete and the value assigned to each project follows (in thousands):

                                        Estimate Percent Estimated Cost  Value
      Project                              Completion     To Complete   Assigned
      -------                           ---------------- -------------- --------
      A................................         9%            $340      $   780
      B................................        50%            $680        1,660
      C................................        17%            $170          730
                                                                        -------
                                                                        $ 3,170
                                                                        =======

   The Vinca projects included in in-process research and development and the percent complete, the estimated cost to complete and the value assigned to each project as follows (in thousands):

                                        Estimate Percent Estimated Cost  Value
      Project                              Completion     To Complete   Assigned
      -------                           ---------------- -------------- --------
      A................................        60%           $ 800      $   700
      B................................        60%             180          600
      C................................        90%             175        2,200
      D................................        90%             150        2,200
      E................................        90%             300        1,000
      F................................        30%           1,035          300
      G................................        80%           2,065          800
      H................................        40%           5,471          200
      I................................        20%           2,450          300
                                                                        -------
                                                                        $ 8,300
                                                                        =======

   Continued development of these technologies remains a significant risk to Legato due to the remaining effort to achieve technical viability, rapidly changing customer markets, uncertain standards for new products and significant competitive threats from numerous companies. The nature of efforts to develop the acquired technology into commercially viable products consists principally of planning, designing, coding and testing activities necessary to determine that the product can meet market expectations, including functionality and technical requirements. Failure to achieve the expected levels of revenue and net income from these products will negatively impact the return on investment expected at the time of the acquisition and potentially result in impairment of any other assets related to the development activities.

   Interest Income, Net. Interest income, net was $6.6 million in 2000, $5.4 million in 1999 and $4.8 million in 1998. The increase in interest income, net relates primarily to an increase in interest rates for 2000, when compared to 1999, and interest earned from the increased cash balances for 1999, when compared to 1998.

   Provision for (Benefit from) Income Taxes. The benefit from income taxes was $9.5 million in 2000 as compared to a provision for income taxes of $5.7 million in 1999 and $12.7 million in 1998, with an effective tax rate of 21% in 2000, 68% in 1999 and 39% in 1998. The difference in the effective tax rate for 2000, when compared to 1999, is primarily attributable to our net loss in 2000 versus net income in 1999 and the effect of non-deductible amortization and foreign tax expense related to foreign income. The increase in the effective tax rate for 1999, when compared to 1998, was primarily attributable to the impact of non-deductible merger and amortization expenses incurred in connection with the acquisitions of FullTime, Intelliguard and Vinca during 1999.

Liquidity and Capital Resources

   Our cash, cash equivalents and investments totaled $165.1 million as of December 31, 2000 as compared to $169.9 million as of December 31, 1999. As of December 31, 2000, we had working capital of $161.8 million, no long-term debt and stockholders' equity of $322.3 million. To date, we have financed our operations primarily by cash from operations and sales of our common stock.

   Net cash provided by operating activities was $11.8 million in 2000, $51.9 million in 1999 and $42.1 million in 1998. Net cash provided by operating activities in 2000 consisted primarily of increases to accrued liabilities and deferred revenue of $14.9 million, depreciation and amortization of $52.8 million, the tax benefit from stock option exercises of $4.6 million and a provision for doubtful accounts and sales returns of $7.0 million partially offset by the net loss of $35.2 million and increases in deferred tax assets of $19.9 million and other assets of $10.4 million. Net cash provided by operating activities in 1999 consisted primarily of net income of $2.7 million plus the tax benefit from stock option exercises of $36.4 million, depreciation and amortization of $32.9 million, the write-off of purchased in-process research and development costs of $11.5 million, a provision for doubtful accounts and returns reserve of $9.8 million offset by a change in operating assets and liabilities of $12.9 million and by $28.5 million attributable to the change in deferred taxes. Net cash provided by operating activities in 1998 consisted primarily of net income of $19.9 million plus the tax benefit from stock option exercises of $12.8 million, depreciation and amortization of $7.2 million and the change in operating assets and liabilities of $2.2 million, offset by $8.4 million attributable to the change in deferred taxes.

   Net cash used in investing activities was $25.1 million in 2000, $52.6 million in 1999 and $8.0 million in 1998. Purchases of property and equipment increased to $25.0 million in 2000 from $14.6 million in 1999 and from $14.5 million in 1998 as a result of supporting the growth in our operations as well as investing in information technology infrastructure. In 1999, investing activities also consisted of net payments of $24.3 million for the purchases of Intelliguard and Vinca as well as a $5.0 million investment in a private company. In 1998, the net cash used in investing activities primarily reflected the purchase of property and equipment partially offset by a decrease in our net cash investments.

   Net cash provided by financing activities was $8.3 million in 2000, $32.7 million in 1999 and $10.9 million in 1998. Net cash provided by financing activities consisted primarily of proceeds received from the issuance of our common stock. During 1999, we also received $6.8 million in connection with the sale of one qualifying accounts receivable on a non-recourse basis. However, subsequent to year-end, the agreement and related receivable was cancelled. As a result, the proceeds received have been presented as a financing activity rather than cash from operating activities. The short-term loan was repaid in 2000.

   Based on our current operating plan, we believe our current cash and investment balances and cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.

Disclosures About Market Risk

   Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. While we are exposed with respect to interest rate fluctuations in many countries, our interest income is most sensitive to fluctuations in the general level of U.S. interest rates. In this regard, changes in the U.S. interest rates affect the interest earned on our cash, cash equivalents, short-term and long-term investments. We invest in high quality credit issuers and, by policy, limit the amount of our credit exposure to any one issuer. As stated in our policy, our first priority is to reduce the risk of principal loss. Consequently, we seek to preserve our invested funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in only high quality credit securities that we believe to be low risk and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity.

   Cash equivalents are highly liquid debt instruments with maturities of three months or less as of the date of purchase. Investments with original maturities greater than three months and remaining maturities less than one year are classified as short-term investments. Investments with remaining maturities greater than one year are classified as long-term investments. As of December 31, 2000, the carrying value approximated fair value. The table below presents the carrying value and related weighted average interest rates for our investments in marketable securities as of December 31, 2000 (dollars in millions).

                                                               Carrying Interest
                                                                Value     Rate
                                                               -------- --------
   Investment Securities:
     Short-term investments--fixed rate....................... $  40.7    4.7%
     Long-term investments--fixed rate........................     9.2    5.0
                                                               -------
       Total investment securities............................    49.9    4.8
     Cash equivalents--variable rate..........................   110.2    6.0
                                                               -------
                                                               $ 160.1    5.4
                                                               =======

   Foreign Currency Risk. As a global concern, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could seriously harm our financial results. Substantially all of our international sales are currently denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and therefore, reduce the demand for our products. Reduced demand for our products could seriously harm our financial results. Currently, we do not hedge against any foreign currencies and as a result, could incur unanticipated gains or losses.

   Recent Accounting Pronouncements. In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation an Interpretation of APB Opinion No. 25." FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The impact of FIN 44 did not have a material effect on our financial position or results of operations.

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, or SAB 101, "Revenue Recognition in Financial Statements." SAB 101 provides guidance for revenue recognition under certain circumstances. The accounting and disclosures prescribed by SAB 101 were effective for the year ended December 31, 2000 and did not have a significant impact on our financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The information required by Item 7A is incorporated by reference from the section entitled "Disclosures About Market Risk" found in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The financial statements required by Item 8 are submitted as a separate section of this Annual Report on Form 10-K. See Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information required by Item 10 as to directors is incorporated by reference from the sections entitled "Election of Directors" and "Compliance with Reporting Requirements of Section 16(a)" in our definitive Proxy Statement for our 2001 annual stockholders' meeting to be held on May 15, 2001.

   Our executive officers are listed at the end of Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

   The information required by Item 11 is incorporated by reference from the section entitled "Director and Executive Compensation and Related Information" in our definitive Proxy Statement for our 2001 annual stockholders' meeting to be held on May 15, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by Item 12 is incorporated by reference from the section entitled "Security Ownership of Certain Beneficial Owners and Management" in our definitive Proxy Statement for our 2001 annual stockholders' meeting to be held on May 15, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by Item 13 is incorporated by reference from the section entitled "Certain Relationships and Related Transactions" in our definitive Proxy Statement for our 2001 annual stockholders' meeting to be held on May 15, 2001.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a) 1 Financial Statements

   Index to Consolidated Financial Statements

Report of Independent Accountants.........................................   39
Consolidated Balance Sheets as of December 31, 2000 and 1999..............   40
Consolidated Statements of Operations for each of the three years in the
 period ended December 31, 2000...........................................   41
Consolidated Statement of Stockholders' Equity for each of the three years
 in the period ended December 31, 2000....................................   42
Consolidated Statements of Cash Flows for each of the three years in the
 period ended December 31, 2000...........................................   43
Notes to the Consolidated Financial Statements............................   44

   (a) 2 Financial Statement Schedules

   All schedules have been omitted because they are not required or the required information is shown in the financial statements or notes thereto.

   (a) 3 Exhibits

   The following exhibits are filed with this Annual Report on Form 10-K:

 Exhibit
 Number                                Exhibit Title
 -------                               -------------
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

 3.1(6)(9) Amended and Restated Certificate of Incorporation of the Registrant, as amended to date.

 3.2(7)    Amended and Restated Bylaws of the Registrant adopted on May 23,
           1997.

 3.3(8)    Form of Certificate of Designation filed in connection with Rights
           Agreement, dated May 23, 1997.

 Exhibit
 Number                                 Exhibit Title
 -------                                -------------

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

 10.10(1)    Master Software License and Support Agreement between the
             Registrant and Open Software Foundation.

 10.11(1) License Agreement, dated February 24, 1989, between the Registrant and The Regents of the University of California.

 10.12(1) Software Agreement, dated January 20, 1989, between the Registrant and AT&T Information Systems, Inc.

 10.13(4)(5) The Registrant's International Employee Stock Purchase Plan.

 10.14(6)    Lease Agreement dated March 14, 1996 between the Registrant and
             Coherent, Inc., a Delaware corporation, and Legato Systems, Inc., a Delaware corporation, regarding the space located at 3210 Porter
             Drive, Palo Alto, California.

 10.15 Separation Agreement, dated July 28, 2000, between the Registrant and Stephen C. Wise.

 10.16       Offer Letter from Registrant to David B. Wright, dated September
             25, 2000; Amendment to Employment Agreement between Registrant and
             David B. Wright, dated December 4, 2000; and Promissory Note between Registrant and David B. Wright, dated December 6, 2000.

 21.1        Subsidiaries of the Registrant.

 23.1        Consent of PricewaterhouseCoopers LLP, Independent Accountants.

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

   (b) Reports on Form 8-K

     None.

   (c) Exhibits

     See (a) 3 above.

   (d) Financial Statement Schedule

     See Item 14. (a) 2 above.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
 Legato Systems, Inc.:

   In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Legato Systems, Inc and its subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

San Jose, California
January 26, 2001

                              LEGATO SYSTEMS, INC.

                          CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amount)

                                                             December 31,
                                                          --------------------
                                                            2000       1999
                                                          ---------  ---------
                         ASSETS
Current assets:
  Cash and cash equivalents.............................. $ 110,274  $ 115,222
  Short-term investments.................................    40,626     42,983
  Accounts receivable, net...............................    47,655     53,387
  Other current assets...................................    20,465     10,112
  Deferred tax assets....................................    35,272     15,959
                                                          ---------  ---------
    Total current assets.................................   254,292    237,663
Long-term investments....................................    14,245     11,723
Property and equipment, net..............................    37,328     27,090
Intangible assets, net...................................   103,900    141,988
Long-term deferred tax assets............................     2,788      2,176
Other assets.............................................     2,311      2,254
                                                          ---------  ---------
                                                          $ 414,864  $ 422,894
                                                          =========  =========

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable....................................... $   5,126  $   5,757
  Accrued liabilities....................................    33,551     26,107
  Short-term loan payable................................       --       6,847
  Deferred revenue.......................................    53,853     46,438
                                                          ---------  ---------
    Total current liabilities............................    92,530     85,149
                                                          ---------  ---------

Commitments and contingencies (Notes 6)

Stockholders' Equity:
  Common stock and capital in excess of par, $.0001 par
   value: 200,000 shares authorized; 87,389 and 85,382
   issued and outstanding, respectively..................   311,802    292,053
  Notes receivable from sale of stock....................      (341)      (345)
  Accumulated other comprehensive income (loss)..........        54        (31)
  Retained earnings......................................    10,819     46,068
                                                          ---------  ---------
    Total stockholders' equity...........................   322,334    337,745
                                                          ---------  ---------
                                                          $ 414,864  $ 422,894
                                                          =========  =========

  The accompanying notes are an integral part of these consolidated financial statements.

                              LEGATO SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                     Year Ended December 31,
                                                    ---------------------------
                                                      2000      1999     1998
                                                    --------  -------- --------
Revenue:
  Product license.................................  $145,612  $161,094 $129,133
  Service and support.............................    85,783    67,473   38,774
                                                    --------  -------- --------
    Total revenue.................................   231,395   228,567  167,907
                                                    --------  -------- --------
Cost of revenue:
  Product license.................................     6,020     5,907    9,696
  Service and support.............................    39,812    25,870   15,097
                                                    --------  -------- --------
    Total cost of revenue.........................    45,832    31,777   24,793
                                                    --------  -------- --------
Gross profit......................................   185,563   196,790  143,114
                                                    --------  -------- --------
Operating expenses:
  Sales and marketing.............................   106,738    93,764   72,017
  Research and development........................    56,579    40,057   25,645
  General and administrative......................    35,571    20,484   15,874
  Amortization of intangibles.....................    38,088    21,785    1,118
  Acquisition-related expenses....................       --      6,239      645
  In-process research and development.............       --     11,470      --
                                                    --------  -------- --------
    Total operating expenses......................   236,976   193,799  115,299
                                                    --------  -------- --------
Income (loss) from operations.....................   (51,413)    2,991   27,815
Interest and other income, net....................     6,803     5,448    4,799
Interest expense..................................       172       --       --
                                                    --------  -------- --------
Income (loss) before provision for (benefit from)
 income taxes.....................................   (44,782)    8,439   32,614
Provision for (benefit from) income taxes.........    (9,533)    5,735   12,745
                                                    --------  -------- --------
Net income (loss).................................  $(35,249) $  2,704 $ 19,869
                                                    ========  ======== ========
Basic net income (loss) per share.................  $  (0.41) $   0.03 $   0.26
                                                    ========  ======== ========
Diluted net income (loss) per share...............  $  (0.41) $   0.03 $   0.24
                                                    ========  ======== ========
Shares used in basic net income (loss) per share
 calculations.....................................    86,727    82,420   76,762
                                                    ========  ======== ========
Shares used in diluted net income (loss) per share
 calculations.....................................    86,727    89,351   83,074
                                                    ========  ======== ========

  The accompanying notes are an integral part of these consolidated financial statements

                              LEGATO SYSTEMS, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                                         Common Stock
                                        ---------------
                                                 Par
                                                Value
                                                 and
                                               Capital    Notes                  Accumulated
                                                  in    Receivable   Deferred       Other                   Total
                          Comprehensive         Excess  From Sale     Stock     Comprehensive Retained  Stockholders'
                          Income (Loss) Shares  of Par   of Stock  Compensation Income (Loss) Earnings     Equity
                          ------------- ------ -------- ---------- ------------ ------------- --------  -------------
Balance, December 31,
 1997...................                74,917 $ 91,533   $ (175)     $ (22)        $ (94)    $ 23,495    $ 114,737
Stock issued under
 option plans...........                 3,345    8,913     (170)       --            --           --         8,743
Stock issued under
 employee stock purchase
 plan...................                   434    2,183      --         --            --           --         2,183
Tax benefit from stock
 option exercises.......                   --    12,814      --         --            --           --        12,814
Stock-based
 compensation...........                   --       --       --          18           --           --            18
Unrealized gain on
 investments............    $     165      --       --       --         --            165          --           165
Net income..............       19,869      --       --       --         --            --        19,869       19,869
                            ---------   ------ --------   ------      -----         -----     --------    ---------
                            $  20,034
                            =========
Balance, December 31,
 1998...................                78,696  115,443     (345)        (4)           71       43,364      158,529
Stock issued under
 option plans...........                 3,483   21,296      --         --            --           --        21,296
Stock issued under
 employee stock purchase
 plan...................                   561    4,524      --         --            --           --         4,524
Stock issued for
 acquisitions...........                 2,642  114,344      --         --            --           --       114,344
Tax benefit from stock
 option exercises.......                   --    36,446      --         --            --           --        36,446
Stock-based
 compensation...........                   --       --       --           4           --           --             4
Unrealized loss on
 investments............    $    (102)     --       --       --         --           (102)         --          (102)
Net income..............        2,704      --       --       --         --            --         2,704        2,704
                            ---------   ------ --------   ------      -----         -----     --------    ---------
                            $   2,602
                            =========
Balance, December 31,
 1999...................                85,382  292,053     (345)       --            (31)      46,068      337,745
Payment on notes
 receivable.............                   --       --         4        --            --           --             4
Stock issued under
 option plans...........                 1,547    9,251      --         --            --           --         9,251
Stock issued under
 employee stock purchase
 plan...................                   460    5,777      --         --            --           --         5,777
Tax benefit from stock
 option exercises.......                   --     4,620      --         --            --           --         4,620
Stock-based
 compensation...........                   --       101      --         --            --           --           101
Unrealized gain on
 investments............    $      85      --       --       --         --             85          --            85
Net loss................      (35,249)     --       --       --         --            --       (35,249)     (35,249)
                            ---------   ------ --------   ------      -----         -----     --------    ---------
                            $ (35,164)
                            =========
Balance, December 31,
 2000...................                87,389 $311,802   $ (341)     $ --          $  54     $ 10,819    $ 322,334
                                        ====== ========   ======      =====         =====     ========    =========

  The accompanying notes are an integral part of these consolidated financial statements.

                              LEGATO SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                     Year Ended December 31,
                                                              2000
                                                    ---------------------------
                                                      2000      1999     1998
                                                    --------  --------  -------
Cash flows from operating activities:
Net income (loss).................................. $(35,249) $  2,704  $19,869
Adjustments to reconcile net income (loss) to net
 cash provided by operating activities:
  Deferred taxes (net of effect of acquisitions)...  (19,925)  (28,514)  (8,427)
  Depreciation and amortization....................   52,848    32,930    7,190
  In-process research and development..............      --     11,470      --
  Provision for doubtful accounts and sales
   returns.........................................    6,995     9,837    8,411
  Tax benefit from stock option exercises..........    4,620    36,446   12,814
  Changes in operating assets and liabilities:
    Accounts receivable............................   (1,263)  (19,116) (18,972)
    Other assets...................................  (10,410)   (3,493)  (1,111)
    Accounts payable...............................     (631)      502    1,289
    Accrued liabilities............................    7,444   (10,105)  13,518
    Deferred revenue...............................    7,415    19,268    7,506
                                                    --------  --------  -------
      Net cash provided by operating activities....   11,844    51,929   42,087
                                                    --------  --------  -------
Cash flows from investing activities:
 Purchase of available-for-sale securities.........  (63,417) (103,886) (64,491)
 Maturities and sales of available-for-sale
  securities.......................................   63,337    96,873   71,139
 Acquisition of property and equipment.............  (24,998)  (14,618) (14,514)
 Payment for purchase of subsidiaries, net of cash
  assumed..........................................      --    (24,252)     --
 Investment in other securities....................      --     (5,000)     --
 Other.............................................      --     (1,672)    (129)
                                                    --------  --------  -------
      Net cash used in investing activities........  (25,078)  (52,555)  (7,995)
                                                    --------  --------  -------
Cash flows from financing activities:
 Proceeds from issuance of common stock............   15,028    25,820   10,930
 Proceeds from (repayment of) short-term loan......   (6,847)    6,847      --
 Other.............................................      105         4      --
                                                    --------  --------  -------
      Net cash provided by financing activities....    8,286    32,671   10,930
                                                    --------  --------  -------
        Net increase (decrease) in cash and cash
         equivalents...............................   (4,948)   32,045   45,022
Cash and cash equivalents at beginning of year.....  115,222    83,177   38,155
                                                    --------  --------  -------
Cash and cash equivalents at end of year........... $110,274  $115,222  $83,177
                                                    ========  ========  =======
Supplemental cash flow information:
 Cash paid for income taxes........................ $  2,247  $  3,702  $    13
 Cash paid for interest............................      172       --       --
Non-cash transactions:
 Issuance of common stock and stock options
  exchanged in purchase business combinations......      --    114,344      --
 Deferred tax liability recorded in business
  combinations.....................................      --     22,740      --
 Unrealized gain (loss) on investments.............       85      (102)     165
 Common stock exchanged for notes receivable.......      --        --       170

  The accompanying notes are an integral part of these consolidated financial statements.

                              LEGATO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company

   Legato Systems, Inc. ("Legato" or the "Company"), incorporated in Delaware in September 1988, develops, markets and supports software products and services for heterogeneous client/server computing environments in mid- to large-scale enterprises. Legato is a technology leader in the network storage management software market through our commitment to open, standards-based software development. Its software delivers to customers a solution that is scalable, high-performance and manageable and ensures high data and application availability on a wide range of servers, clients, applications, databases and storage devices. Legato's data protection products, primarily the NetWorker family of products, and data availability products, primarily our Legato Cluster and wanCluster products, support many server platforms and accommodate a variety of clients, applications, databases and storage devices.

2. Summary of Significant Accounting Policies

   Principles of Consolidation and Basis of Presentation. The consolidated financial statements include the Company's accounts and the accounts of its wholly owned subsidiaries and branch offices. All significant intercompany balances and transactions have been eliminated. Certain prior year consolidated financial statement balances have been reclassified to conform to the 2000 presentation.

   Foreign Currency Translation. Assets and liabilities of foreign subsidiaries, where the functional currency is the local currency, are translated using exchange rates in effect at the end of the period, and revenue and costs are translated using average exchange rates for the period. Gains and losses on the translation into U.S. dollars of amounts denominated in foreign currencies are included in net income for those operations whose functional currency is the U.S. dollar, and as a separate component of stockholders' equity for those operations whose functional currency is the local currency.

   Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Cash, Cash Equivalents and Investments. Cash equivalents are highly liquid debt instruments with maturities of three months or less as of the date of purchase. Investments with original maturities greater than three months and remaining maturities less than one year are classified as short-term investments. Investments with remaining maturities greater than one year are classified as long-term investments.

   Management determines the appropriate classification of its investments in debt securities at the time of purchase. Debt securities classified as held-to-maturity are stated at amortized cost based on our intent to hold such securities until maturity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income, net. Debt securities classified as available-for-sale are carried at fair value, with the unrealized gains or losses, net of tax, reported as a separate component of stockholders' equity until realized. The cost of securities sold is determined using the specific identification method when computing realized gains and losses. Realized gains or losses were not significant in 2000, 1999 and 1998.

   Concentration of Credit Risk. Financial instruments that potentially subject Legato to concentrations of credit risk consist principally of cash investments, short-term and long-term investments and accounts receivable. Legato's investment policy primarily limits investments to short-term, low-risk instruments.

                              LEGATO SYSTEMS, INC.

Financial instruments are executed with financial institutions with strong credit ratings, which minimizes risk of loss due to non-payment. Legato has not experienced any losses due to credit impairment related to its financial instruments. Concentration of credit risk related to accounts receivable is limited due to the varied customers comprising Legato's customer base and their dispersion across geographies. We do not currently hold derivative instruments or engage in hedging activities.

   Property and Equipment. Property and equipment are stated at cost. Depreciation for property and equipment is provided using the straight-line method over the estimated useful lives of the respective assets, which is generally two to five years for computer equipment, computer software and office furniture and three to ten years for furniture and fixtures. Depreciation for leasehold improvements is provided using the straight-line method over the shorter of the estimated useful lives of the respective assets or the remaining lease term.

   Capitalized Software Development Costs. Capitalization of software development costs begins upon the establishment of technological feasibility of the product and ends when the product is available for general release to customers. Capitalized costs are then amortized on a straight-line basis over the estimated product life, or on the ratio of current revenue to the total projected product revenue, whichever is greater. To date, the period between achieving technological feasibility, which the Company has defined as the establishment of a working model and typically occurs when beta testing commences, and the general availability of such software has been short. As such, software development costs qualifying for capitalization have been insignificant.

   Long-lived Assets. Legato reviews long-lived assets, certain identifiable intangible assets and goodwill related to these assets for impairment. For assets to be held and used, including acquired intangibles, Legato initiates a review whenever events or changes in circumstances indicate that the carrying value of a long-lived asset may not be recoverable. Recoverability of an asset is measured by comparison of its carrying value to the future undiscounted cash flows that the asset is expected to generate. Any impairment to be recognized is measured by the amount by which the carrying value exceeds the projected discounted future operating cash flows. Assets to be disposed of and for which management has committed a plan to dispose of the assets, whether through sale or abandonment, are reported at the lower of carrying value or fair value less costs to sell. To date, Legato has not recorded any impairment charges against the value of long-lived assets.

   Revenue Recognition. Revenue is derived from primarily two sources: (i) product license revenue, derived from the sale of product licenses to resellers and end users, including large-scale enterprises, and royalty revenue, derived from initial license fees and ongoing royalties from product licenses of source code to OEMs; and (ii) service and support revenue, derived from providing software updates, support and education and consulting services to end users.

   Product license revenue is generally recognized when a signed contract or other persuasive evidence of an arrangement exists, the software has been shipped or electronically delivered, the license fee is fixed and determinable and collection of resulting receivables is probable. For sales to domestic distributors, product license revenue is recognized upon sale by the distributor to the end user, since these distributors generally have unlimited rights of return, and Legato historically has not been able to make reasonable estimates of product returns for these distributors. The Company also incurs additional internal costs to assist our distributors in selling its products to end-users. For sales to certain value-added resellers in the fiscal years ended December 31, 1999 and 2000, product license revenue is recognized upon receipt of cash from these certain value-added resellers since the arrangements with these resellers may include extended payment terms, which in some cases, are contingent upon them receiving payment from their end user customer. Estimated product returns are recorded upon recognition of revenue from customers having rights of return, including exchange rights for unsold products and product upgrades. Provisions for estimated warranty costs and anticipated retroactive price adjustments are recorded at the time products are shipped. Product license revenue

                              LEGATO SYSTEMS, INC.

from royalty payments is recognized upon receipt of royalty reports from OEMs related to their product sales. Revenue from subscription license agreements, which include software, rights to future products and maintenance, is recognized ratably over the term of the subscription period.

   Service and support revenue consists primarily of revenue received for providing software updates, technical support for software products, on-site support, consulting and training. Revenue from updates and support is recognized ratably over the term of the agreements. Revenue allocated to education and consulting services, or derived from the separate sales of these services, is recognized as the related services are provided.

   When contracts contain multiple obligations (e.g. products, updates, technical support and other services) wherein vendor specific objective evidence exists for all undelivered elements, the Company accounts for the delivered elements in accordance with the "Residual Method" prescribed by Statement of Position 98-9. Any revenue related to updates or technical support in these arrangements is recognized ratably over the term of the maintenance arrangement.

   Advertising Expenses. Advertising costs are expensed as incurred and totaled approximately $2,046,000 in 2000, $3,701,000 in 1999 and $3,104,000 in 1998.

   Comprehensive Income (Loss). Comprehensive income (loss) includes unrealized gains and losses on investments that are available for sale, the impact of which has been excluded from net income (loss) and reflected instead in equity. Legato has reported the components of comprehensive income (loss) on its consolidated statement of stockholders' equity.

   Net Income (Loss) Per Share. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average shares of common stock outstanding during the year. Diluted net income per share is computed by dividing net income by the weighted average shares of common stock and potential common shares outstanding during the year. Potential common shares outstanding consist of dilutive shares issuable upon the exercise of outstanding options to purchase common stock as computed using the treasury stock method. For the year in which Legato had a loss, potential common shares outstanding are excluded from the computation of diluted net loss per share as their effect is anti-dilutive.

   Recent Accounting Pronouncements. In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation an Interpretation of APB Opinion No. 25." FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The impact of FIN 44 did not have a material effect on the financial position or results of operations of the Company.

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance for revenue recognition under certain circumstances. The accounting and disclosures prescribed by SAB 101 were effective for the year ended December 31, 2000 and did not have a significant impact on Legato's financial position or results of operations.

                             LEGATO SYSTEMS, INC.

3. Financial Instruments

   Investments. A summary of Legato's investments in marketable securities, excluding an investment in the preferred stock of a private company with a cost basis of $5,000,000, follows (in thousands):

                                                              December 31,
                                                           --------------------
                                                             2000       1999
                                                           ---------  ---------
   Money market funds..................................... $ 106,344  $ 103,000
   State and local municipality notes.....................    32,690     43,530
   U.S. government notes..................................     1,120        --
   Auction rate securities................................    19,991     18,398
                                                           ---------  ---------
     Total investment securities..........................   160,145    164,928
   Less: cash equivalents.................................  (110,274)  (115,222)
                                                           ---------  ---------
     Total short-term and long-term investments........... $  49,871  $  49,706
                                                           =========  =========

   The contractual maturities of these investments as of December 31, 2000 were as follows (in thousands):

      Due in less than 1 year......................................... $ 40,626
      Due in 1 to 2 years.............................................    9,245
                                                                       --------
                                                                       $ 49,871
                                                                       ========

   The carrying value of cash equivalents and investments approximates fair value (based on quoted market prices) of such investments. Accordingly, the gross realized and unrealized gains and losses were immaterial for each of the three years in the period ended December 31, 2000. The equity securities of the private company are recorded at cost.

   Financing. We entered into a factoring agreement during 1999 under which we sold one qualifying accounts receivable with a balance of $7,000,000, for which we have not recognized the related revenue, to a large financing institution on a non-recourse basis. This transfer was initially recorded as a transfer of an asset and accounted for in accordance with SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The transfer of the accounts receivable for cash is reported in our statements of cash flows as an operating activity. However, subsequent to year-end, the agreement and related receivable was cancelled. As a result, the $7,000,000 has been presented as a short-term loan. This amount was net of a discount for interest and fees of $153,000 and was repaid in April 2000.

                              LEGATO SYSTEMS, INC.

4. Consolidated Balance Sheet Detail

                                                               December 31,
                                                            -------------------
                                                              2000       1999
                                                            ---------  --------
                                                              (in thousands)
Accounts receivable:
  Trade accounts receivable................................ $  55,386  $ 57,121
  Allowances for doubtful accounts and product returns.....    (7,731)   (3,734)
                                                            ---------  --------
                                                            $  47,655  $ 53,387
                                                            =========  ========
Property and equipment:
  Computer equipment and software.......................... $  46,114  $ 31,926
  Furniture and fixtures...................................    10,138     6,181
  Office equipment.........................................     4,474     2,668
  Leasehold improvements...................................    11,676     7,117
                                                            ---------  --------
                                                               72,402    47,892
  Accumulated depreciation.................................   (35,074)  (20,802)
                                                            ---------  --------
                                                            $  37,328  $ 27,090
                                                            =========  ========
Intangible assets:
  Goodwill (useful life of 5 years)........................ $  87,257  $ 87,257
  Patents (useful life of 5 years).........................    23,600    23,600
  Distribution channel (useful life of 5 years)............    21,800    21,800
  Purchased technology (useful life of 2-5 years)..........    20,430    20,430
  Trademarks (useful life of 5 years)......................     7,300     7,300
  Assembled workforce (useful life of 3 years).............     5,360     5,360
  Other intangible assets (useful life of 3-5 years).......     1,390     1,390
                                                            ---------  --------
                                                              167,137   167,137
Accumulated amortization...................................   (63,237)  (25,149)
                                                            ---------  --------
                                                            $ 103,900  $141,988
                                                            =========  ========
Accrued liabilities:
  Accrued compensation and benefits........................ $  14,806  $ 16,867
  Other accrued liabilities................................    18,745     9,240
                                                            ---------  --------
                                                            $  33,551  $ 26,107
                                                            =========  ========

5. Allowances for Doubtful Accounts and Product Returns

                                   Balance
                                     at     Charged Charged             Balance
                                  Beginning Against    to               at End
                                   of Year  Revenue Expenses Deductions of Year
                                  --------- ------- -------- ---------- -------
                                                 (in thousands)
Year ended December 31, 2000.....  $3,734   $5,138   $1,857   $(2,998)  $7,731
Year ended December 31, 1999.....   3,896    9,531      306    (9,999)   3,734
Year ended December 31, 1998.....   1,837    7,578      833    (6,352)   3,896

6. Commitments and Contingencies

   Operating Leases. Legato leases its operating facilities under non-cancelable operating leases that expire at various dates through 2010. Certain of these leases contain renewal options. Rent expense was $12,124,000

                              LEGATO SYSTEMS, INC.

in 2000, $8,535,000 in 1999 and $5,650,000 in 1998. In 2000, the Company
entered into non-cancelable sub-leases that expire at various dates through 2003 and recognized sub-lease income of $1,689,000 in 2000, which was offset against rent expense. As of December 31, 2000, future minimum lease commitments and sub-lease income were as follows (in thousands):

                                                             Operating Sub-lease
      Year ending December 31,                                Leases    Income
      ------------------------                               --------- ---------
        2001................................................ $ 11,035   $4,836
        2002................................................    9,668    2,839
        2003................................................    8,283      207
        2004................................................    6,998      --
        2005................................................    6,366      --
        Thereafter..........................................   12,458      --
                                                             --------   ------
                                                             $ 54,808   $7,882
                                                             ========   ======

   Litigation. Beginning on January 20, 2000, a number of shareholder securities class action complaints were filed in the U.S. District Court, Northern District of California, against certain of our directors and officers and the Company. On May 1, 2000, the court consolidated all of the pending cases and, on May 10, 2000, appointed a lead plaintiff, who filed a consolidated amended complaint on August 7, 2000. Defendants filed motions to dismiss. On January 17, 2001, the Court entered an order granting the motions to dismiss with leave to amend. On February 13, 2001, plaintiffs filed a second amended complaint, which generally alleges that, between April 22, 1999 and May 17, 2000, defendants made false or misleading statements of material fact about the Company's prospects and failed to follow generally accepted accounting principles in violation of the federal securities laws. The complaint seeks an unspecified amount in damages. Defendants will file an answer to the complaint in April 2001 denying all allegations that they violated the federal securities laws.

   On February 1, 2000, a shareholder derivative action was filed in the U.S. District Court, Northern District of California, against certain of our officers and directors. The Company was named as a nominal defendant. The derivative case has been related to the securities class action. Plaintiffs moved to stay the derivative case. On January 17, 2001, the Court denied plaintiffs' motion to stay. Plaintiffs filed an amended complaint on February 9, 2001, which generally alleges the same conduct as the shareholder class action, and claims that defendants breached their fiduciary duties and engaged in improper insider trading. The derivative complaint seeks unspecified damages and injunctive relief.

   On April 13, 2000, a shareholder derivative action was filed in the Superior Court of California, County of Santa Clara, against certain of our officers and directors. The Company was named as a nominal defendant. On May 23, 2000, a shareholder derivative action was filed in the Superior Court of California, County of San Mateo, against certain of our officers and directors. The Company was named as a nominal defendant. Both state derivative complaints generally allege the same conduct as the derivative action filed in federal court, claim that our officers and directors breached their fiduciary duties for the period October 21, 1999 through April 3, 2000, and seek unspecified damages and injunctive relief. The Santa Clara derivative case was transferred to San Mateo County and consolidated with the San Mateo derivative case.

   The Securities and Exchange Commission ("SEC") has entered a formal order of investigation concerning the Company's restatement of financial results for the first, second, and third quarters of 1999, and its revision of financial results for the fourth quarter and fiscal 1999. Legato has been voluntarily cooperating with the SEC in its investigation.

   The Company and the individual defendants intend to defend all of these actions vigorously. There can be no assurance that any of the complaints discussed above will be resolved without costly litigation, or in a

                              LEGATO SYSTEMS, INC.

manner that is not materially adverse to our financial position, results of operations or cash flows. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies.

   We are also engaged in certain legal and administrative proceedings incidental to our normal business activities. While it is not possible to determine the ultimate outcome of these legal and administrative actions at this time, we believe that any liabilities resulting from such proceedings, or claims which are pending or known to be threatened, will not have a material adverse effect on our financial position or results of operations.

7. Acquisitions

   For acquisitions accounted for under the pooling-of-interests method, we restated the accompanying financial statements and financial data to represent the combined financial results of the previously separate entities for all periods presented. No significant adjustments were required to conform the accounting policies of the acquired companies. For acquisitions accounted for under the purchase method, our consolidated results of operations include the operating results of the acquired companies subsequent to their respective acquisition dates. Acquired assets and liabilities were recorded at their estimated fair values at the dates of acquisition, and the aggregate purchase price plus costs directly attributable to the completion of acquisitions have been allocated to the assets and liabilities acquired.

   Qualix Group, Inc. In April 1999, Legato completed its acquisition of Qualix Group, Inc. (dba FullTime Software, Inc.), or FullTime, a developer of distributed, enterprise-wide, cross-platform, adaptive computing solutions that enable customers to proactively manage application service level availability. Legato issued 3,442,000 shares of common stock in exchange for all the common stock and options of FullTime and accounted for the acquisition as a pooling of interests. In connection with the acquisition of FullTime, Legato incurred merger related expenses of $4,968,000, consisting primarily of charges for transaction fees, involuntary termination benefits, non-cancelable obligations and write-offs of leasehold improvements for sales and administrative offices that were duplicative and vacated.

   Software Moguls, Inc. In August 1998, Legato issued 498,998 shares of common stock in exchange for all the outstanding shares of Software Moguls, Inc., a developer of advanced backup-retrieval products for the Windows NT and UNIX environments, and accounted for the acquisition as a pooling of interests.

   The table below presents the separate results of operations for FullTime and Software Moguls for the periods prior to the combination (in thousands):

                                                              Year Ended
                                                             December 31,
                                                          -------------------
                                                            1999       1998
                                                          ---------  --------
   Revenue:
     Legato Systems, Inc................................. $ 223,477  $142,233
     FullTime............................................     5,090    24,729
     Software Moguls.....................................       --        945
                                                          ---------  --------
                                                          $ 228,567  $167,907
                                                          =========  ========
   Net income (loss):
     Legato Systems, Inc................................. $   5,334  $ 28,111
     FullTime............................................    (4,012)  (11,643)
     Software Moguls.....................................       --       (403)
                                                          ---------  --------
       Total.............................................     1,322    16,065
       Adjustment to reflect elimination of valuation
        allowance........................................     1,382     3,804
                                                          ---------  --------
                                                          $   2,704  $ 19,869
                                                          =========  ========

                              LEGATO SYSTEMS, INC.

   Ontrack Data International, Inc. In November 1999, Legato signed a definitive agreement to acquire Ontrack Data International, Inc. ("Ontrack"), a provider of data recovery software and service solutions. In January 2000, the Company entered into a Mutual Termination Agreement with Ontrack to immediately terminate the proposed acquisition. In connection with the terminated acquisition, Legato incurred expenses of $1,271,000, which consisted primarily of investment banking, accounting and other professional fees.

   Intelliguard Software, Inc. In April 1999, Legato completed its acquisition of Intelliguard Software, Inc. and O.R.P., Inc. (collectively, "Intelliguard"), developers of standards-based storage management solutions for storage area networks. The Company (i) issued 1,440,000 shares of our common stock with a fair market value of $42.5 million, calculated based on the average of the share price three days prior to the announcement of the acquisition on January 28, 1999 and three days after this date, and (ii) provided cash consideration of $9.0 million for all of the outstanding stock of Intelliguard and incurred transaction costs consisting primarily of professional fees of $3.9 million, resulting in a total purchase price of $55.4 million. The results of operations of Intelliguard have been included with our results of operations since April 1, 1999, the date of acquisition.

   The fair value of the assets of Intelliguard, which was determined through established valuation techniques used in the software industry, and a summary of the consideration exchanged for these assets follows (in thousands):

   Tangible assets, primarily cash, accounts receivable and
    property and equipment......................................... $  1,919
   Purchased software products.....................................   11,930
   Purchased in-process research and development...................    3,170
   Assembled workforce.............................................      860
   Non-compete agreements..........................................      690
   Goodwill........................................................   45,215
   Liabilities assumed.............................................   (8,429)
                                                                    --------
                                                                    $ 55,355
                                                                    ========

   The Intelliguard projects included the following in-process research and development projects and each project's respective percentage completion, the estimated cost to complete and the value assigned (in thousands):

                                                    Estimate  Estimated
                                                   of Percent  Cost To   Value
      Project                                      Completion Complete  Assigned
      -------                                      ---------- --------- --------
      A...........................................     9%       $340    $   780
      B...........................................    50%       $680      1,660
      C...........................................    17%       $170        730
                                                                        -------
                                                                        $ 3,170
                                                                        =======

   Vinca Corporation. In July 1999, Legato completed its acquisition of Vinca Corporation ("Vinca"), a developer of high availability and data protection software. Legato (i) issued approximately 1,531,000 shares of common stock with an approximate value of $54.3 million, calculated based on the average of the share price for the ten days preceding three days prior to the closing date, the date the number of shares was fixed, and (ii) exchanged options to purchase approximately 590,000 shares of common stock with an approximate value of $17.6 million and provided cash consideration of $18.8 million for all of the outstanding stock and options of Vinca. The fair market value of the exchanged options to purchase 590,000 shares of common stock was calculated using the Black-Scholes option-pricing model with the following assumptions: 1) expected volatility

                              LEGATO SYSTEMS, INC.

of 81%, 2) weighted-average risk-free interest rate of 5.68%, 3) expected term of approximately five years and 4) no expected dividends. In connection with the acquisition, we incurred transaction costs consisting primarily of professional fees of $1.0 million, resulting in a total purchase price of $91.7 million. The results of operations of Vinca have been included with our results of operations since July 30, 1999, the date of acquisition.

   The fair value of the assets of Vinca, which was determined through established valuation techniques used in the software industry, and a summary of the consideration exchanged for these assets follows (in thousands):

   Total purchase price............................................ $  91,705
   Deferred tax assets.............................................    22,740
                                                                    ---------
                                                                    $ 114,445
                                                                    =========
   Assets acquired:
     Tangible assets, primarily cash, accounts receivable and
      property and equipment....................................... $  10,858
     Patents and core technology...................................    23,600
     Distribution channel..........................................    22,500
     Completed products............................................     5,200
     Purchased in-process research and development.................     8,300
     Assembled workforce...........................................     4,500
     Trademarks....................................................     7,300
     Goodwill......................................................    39,621
     Liabilities assumed...........................................    (7,434)
                                                                    ---------
                                                                    $ 114,445
                                                                    =========

   The Vinca projects included the following in-process research and development projects and each project's respective percentage completion, the estimated cost to complete and the value assigned (in thousands):

                                                    Estimate
                                                   of Percent Estimated  Value
      Project                                      Completion   Cost    Assigned
      -------                                      ---------- --------- --------
      A...........................................     60%     $  800   $   700
      B...........................................     60%        180       600
      C...........................................     90%        175     2,200
      D...........................................     90%        150     2,200
      E...........................................     90%        300     1,000
      F...........................................     30%      1,035       300
      G...........................................     80%      2,065       800
      H...........................................     40%      5,471       200
      I...........................................     20%      2,450       300
                                                                        -------
                                                                        $ 8,300
                                                                        =======

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

   Summarized below are our unaudited pro forma results of operations as though Intelliguard and Vinca had been acquired at the beginning of the periods presented. Adjustments have been made for estimated increases in amortization for purchased software products, assembled work force and non-compete agreements and related income tax effects (in thousands, except per share amounts):

                                                       Year Ended December 31,
                                                       ------------------------
                                                          1999         1998
                                                       -----------  -----------
      Revenue......................................... $   237,766  $   196,410
      Net loss........................................      (3,604)      (9,376)
      Basic and diluted loss per share................       (0.04)       (0.12)

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

8. Stockholders' Equity

   Stock Splits. Legato effected two-for-one splits of our common stock (in the form of a stock dividends) on April 17, 1998 and August 13, 1999. These stock splits have been retroactively reflected in our consolidated financial statements.

   Preferred Stock. The Company is authorized to issue 5,000,000 shares of preferred stock, none of which are issued or outstanding. The Board of Directors has the authority to issue the preferred stock in one or more series and to fix rights, preferences, privileges and restrictions, and the number of shares constituting any series and the designation of such series, without any further vote or action by the stockholders.

   Net Income (Loss) Per Share. A reconciliation of the weighted average common shares used to calculate basic net income (loss) per share to the weighted common and potential common shares used to calculate diluted net income (loss) per share is provided as follows (in thousands):

                                                            Year Ended December
                                                                    31,
                                                            --------------------
                                                             2000   1999   1998
                                                            ------ ------ ------
   Weighted average common shares outstanding to calculate
    net income (loss) per share...........................  86,727 82,420 76,762
     Effect of dilutive securities--common stock options..     --   6,931  6,312
                                                            ------ ------ ------
   Weighted average common and potential common shares
    used to calculate diluted net income (loss) per
    share.................................................  86,727 89,351 83,074
                                                            ====== ====== ======

   Options to purchase approximately 15,529,000 shares of common stock at the weighted average price of $15.20 per share were outstanding as of December 31, 2000, but were not included in the computation of diluted net loss per share because their effect would be anti-dilutive. Certain shares of common stock issuable upon exercise of stock options were excluded from the calculation of diluted net income per share because the options' exercise price was greater than the average market price of the common shares.

   1995 Stock Option/Stock Issuance Plan. As of December 31, 2000, under the 1995 Stock Option/Stock Issuance Plan (the "1995 Plan"), approximately 30,160,000 shares of common stock have been authorized for issuance. The share reserve automatically increases on the first trading day in each calendar year by the lesser of (i) the number of shares equal to 3% of the total number of shares of our common stock outstanding on December 31 of the immediately preceding calendar year and (ii) 3,000,000 shares. Options to purchase shares may be granted and shares may be issued directly under the 1995 Plan. Options must have an exercise price not less than 100% and 85% of fair market value of the common stock on the date of grant for incentive stock options and non-statutory stock options, respectively. The purchase price for shares issued directly may not be less than 85% of fair market value on the date of grant. Options generally vest over four years, whereby 25% of the shares become exercisable one year after the grant date and monthly thereafter over 36 months, and terminate ten years after their original grant date.

   The 1995 Plan is divided into three separate components: (i) the Discretionary Option Grant Program, under which employees, non-employee Board members who are not serving on our Compensation Committee and consultants may, at the discretion of the Compensation Committee, be granted options to purchase shares of common stock, (ii) the Stock Issuance Program, under which such persons may, at the Compensation Committee's discretion, be issued shares of common stock directly, through the purchase of such shares or in consideration of the past performance of services, and (iii) the Automatic Option Grant Program, under which option grants will automatically be made at periodic intervals to eligible non-employee Board members to purchase shares of common stock at an exercise price equal to 100% of their fair market value on the grant date. Each individual who first becomes a non-employee Board member will receive a 96,000 share option grant on the date such individual joins the Board, provided such individual has not been previously employed by us. In addition, at each Annual Stockholders Meeting, each individual who has served as a non-employee Board member for at least six months prior to such Annual Meeting and who is to continue to serve as a non-employee Board member after the meeting will receive an additional option grant to purchase 24,000 shares of common stock, whether or not such individual has been in our prior employment. As of December 31, 2000, approximately 11,248,000 shares of common stock remained available for grant under our stock option plans.

   A summary of option activity follows (in thousands, except per share amounts):

                                         Year Ended December 31,
                             --------------------------------------------------
                                  2000             1999             1998
                             ---------------- ---------------- ----------------
                                     Weighted         Weighted         Weighted
                                     Average          Average          Average
                             Shares   Price   Shares   Price   Shares   Price
                             ------  -------- ------  -------- ------  --------
Outstanding at beginning of
 year......................  12,114   $16.98  10,719   $7.49   11,083   $3.87
  Options granted and
   assumed.................   9,453    15.42   6,422   27.41    4,039   12.86
  Options exercised........  (1,547)    5.98  (3,483)   6.01   (3,345)   2.55
  Options forfeited........  (5,128)   21.92  (1,544)  15.58   (1,058)   5.88
                             ------   ------  ------   -----   ------   -----
Outstanding at end of
 year......................  14,892    15.43  12,114   16.98   10,719    7.49
                             ======   ======  ======   =====   ======   =====
Options exercisable at end
 of year...................   4,820    11.29   4,143    6.49    3,947    3.42
Weighted average fair value
 of options granted during
 the year..................            12.10           15.14             7.32

   As of December 31, 2000, the options outstanding and exercisable by exercise price are as follows (in thousands, except per share amounts):

                                                                    Options
                                        Options Outstanding       Exercisable
                                    --------------------------- ---------------
                                            Weighted
                                             Average   Weighted        Weighted
                                            Remaining  Average         Average
                                           Contractual Exercise        Exercise
Range of Exercise Prices            Shares    Life      Price   Shares  Price
------------------------            ------ ----------- -------- ------ --------
$  0.19 - $ 5.94...................  1,910    5.04      $3.32   1,871   $3.27
  6.00 -   9.33....................    993    8.76       8.64     224    7.99
  9.47 -   9.75....................  2,946    9.80       9.74      20    9.68
  9.88 -  11.27....................  2,860    8.36      10.88   1,397   11.07
 11.31 -  17.56....................  1,749    8.97      14.12     349   15.68
 17.66 -  23.56....................  1,681    8.16      20.56     601   20.98
 24.22 -  28.94....................  1,680    8.89      26.72     141   27.40
 29.25 -  73.44....................  1,041    8.72      46.08     217   40.37
 75.13 -  77.00....................     32    8.99      75.44     --      --
                                    ------                      -----
                                    14,892    8.38      15.43   4,820   11.29
                                    ======                      =====

   Employee Stock Purchase Plan. The Employee Stock Purchase Plan and International Employee Stock Purchase Plan (collectively, the "ESPP") has reserved for issuance 5,200,000 shares of common stock and is administered over offering periods of 24 months each, with each offering period divided into four consecutive six-month purchase periods beginning August 1 and February 1 of each year. Eligible employees may designate not more than 10% of their cash compensation (up to $25,000 per employee) to be deducted each pay period for the purchase of common stock under the ESPP, and participants may not purchase more than 4,000 shares of stock in any one six-month purchase period. On the last business day of each purchase period, shares of common stock are purchased with the employee's payroll deductions accumulated during the six months, generally at a price per share of 85% of the market price of the common stock on the employee's entry date into the applicable offering period or the last day of the applicable purchase period, whichever is lower. As of December 31, 2000, there were 2,836,830 shares of common stock reserved for future issuance under the ESPP.

   Stockholder Rights Plan. In May 1997, we adopted a stockholder rights plan, or the Rights Plan, in which preferred stock rights were distributed as a rights dividend at a rate of one right for each share of common stock held as of the close of business on June 23, 1997. The Rights Plan is designed to deter coercive or unfair takeover tactics and to prevent an acquirer from gaining control of the Company without offering a fair price in the event we are confronted in the future with coercive or unfair takeover tactics. The rights expire on May 23, 2007.

   Profit Sharing Plan. The Company has a 401(k) Profit Sharing Plan (the "Plan") covering all of our employees. Under the Plan, participating employees may elect to contribute up to 15% of their eligible compensation, subject to certain limitations. The Company may make contributions to the Plan at the discretion of the Board of Directors and has contributed $844,000 in 2000, $1,121,000 in 1999 and $662,000 in 1998.

   Fair Value Disclosures. Had compensation cost for the Company's fixed stock option and employee stock purchase plans been based on the fair value at the date of grant for the awards under a method prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," Legato's net income (loss) and net income (loss) per share would have been adjusted to the following pro forma amounts (in thousands, except per share amounts):

                                                     Year Ended December 31,
                                                     --------------------------
                                                       2000     1999     1998
                                                     --------  -------  -------
   Net income (loss)--as reported..................  $(35,249) $ 2,704  $19,869
   Net income (loss)--pro forma....................   (79,616)  (9,752)   8,382
   Basic net income (loss) per share--as reported..     (0.41)    0.03     0.26
   Basic net income (loss) per share--pro forma....     (0.92)   (0.12)    0.11
   Diluted net income (loss) per share--as
    reported.......................................     (0.41)    0.03     0.24
   Diluted net income (loss) per share--pro forma..     (0.92)   (0.12)    0.10

   The fair value of options granted and shares purchased under the ESPP program was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions assuming a dividend yield of zero for all periods:

                                                      Year Ended December 31
                                                   -----------------------------
                                                     2000      1999      1998
                                                   --------- --------- ---------
   Stock options:
     Expected volatility..........................      100%       79%       85%
     Risk-free interest rate......................      6.2%      4.8%      5.2%
     Expected life................................   4 years   4 years   4 years
   Employee stock purchase plan:
     Expected volatility..........................      100%       79%       85%
     Risk-free interest rate......................      6.1%      4.8%      5.2%
     Expected life................................ 0.5 years 0.5 years 0.5 years

   These pro forma amounts may not be representative of the effects on reported net loss for future years as options vest over several years and additional awards are generally made each year.

9. Income Taxes

   The provision for (benefit from) income taxes consists of the following (in thousands):

                                                     Year Ended December 31
                                                    ---------------------------
                                                      2000      1999     1998
                                                    ---------  -------  -------
   Current:
     Federal....................................... $   3,079  $15,881  $16,026
     State.........................................       541    2,389    4,111
     Foreign.......................................     3,761    1,642    1,035
                                                    ---------  -------  -------
                                                        7,381   19,912   21,172
                                                    ---------  -------  -------
   Deferred:
     Federal.......................................   (14,808) (11,474)  (7,649)
     State.........................................    (1,793)  (2,389)    (464)
     Foreign.......................................      (313)    (314)    (314)
                                                    ---------  -------  -------
                                                     (16,914)  (14,177)  (8,427)
                                                    ---------  -------  -------
                                                    $ (9,533)  $ 5,735  $12,745
                                                    =========  =======  =======

   In 2000, loss before benefit from income taxes consisted of a loss from U.S. operations of $47,568,000 and income from foreign operations of $2,786,000. In 1999, income before provision for income taxes consisted of income from U.S. operations of $5,918,000 and income from foreign operations of $2,521,000. In 1998, income before provision for income taxes consisted of income from U.S. operations of $31,220,000 and income from foreign operations of $1,394,000. The tax benefit associated with dispositions from employee stock plans for 2000, 1999, and 1998 by $4,620,000, $36,446,000 and $12,814,000, respectively. Such benefit was recorded to common stock and capital in excess of par and a reduction to taxes payable or an increase to deferred tax assets. The effective tax rate differs from the statutory federal income tax rate as follows:

                                             Year Ended December 31,
                                                     ---------------------------
                                                       2000      1999     1998
                                                     --------   -------  -------
   Statutory federal income tax rate................    (35.0)%    35.0%   35.0%
   State income taxes, net of federal benefit.......     (2.1)     (8.0)    6.8
   Tax exempt interest income.......................     (1.8)     (6.6)   (1.8)
   Research and experimental credit.................     (3.1)    (21.6)   (1.1)
   Losses not benefited.............................      2.2       --      0.1
   Non-deductible merger costs......................      --        8.8     --
   In-process research and development..............      8.9      54.4     --
   Foreign taxes....................................      6.9       2.0     --
   Other............................................      2.7       4.0     0.1
                                                     --------   -------  ------
                                                       (21.3)%     68.0%   39.1%
                                                     ========   =======  ======

   As of December 31, 2000, the Company has federal and California net operating loss carryforwards of approximately $56,300,000 and $14,800,000 available to reduce future federal and California taxable income, respectively. These federal and California carryforwards begin to expire in 2019 and 2004, respectively. In addition to these carryforwards, as a result of our acquisition of FullTime and Vinca in 1999, we also have federal and state net operating loss carryforwards of $19,500,000 and $5,700,000 available to offset future federal and state taxable income, respectively. These federal and state carryforwards begin to expire in 2010 and 2003, respectively. The extent to which the FullTime and Vinca loss carryforwards can be used to offset future taxable income are limited under Section 382 of the Internal Revenue Code and applicable state tax law. An adjustment to recognize the benefit of FullTime's net operating loss in 1998 has been made to these consolidated financial statements resulting in a decrease in the provision for income taxes of $3,804,000 for 1998.

   As of December 31, 2000, the Company has federal and California research and experimentation tax credit carryforwards of $7,200,000 and $3,000,000, respectively. These federal tax credit carryforwards begin to expire in 2019, and the California tax credit carryforwards do not expire. In addition to these tax credit carryforwards, as a result of our acquisition of FullTime in 1999, the Company has federal research and experimentation tax credit carryforwards of $726,999, which begin to expire in 2012. The extent to which the FullTime tax credit carryforwards can be used to offset future taxes are limited under
Section 383 of the Internal Revenue Code.

   As of December 31, 2000, the Company has federal alternative minimum tax credit carryforwards of $650,000, which do not expire. In addition, the Company has foreign tax credit carryforwards of $1,400,000, which begin to expire in 2003.

   For financial reporting purposes, the tax effect of the net operating loss and tax credit carryforwards has been recorded as deferred tax assets.

   Prior to the acquisition, FullTime provided a valuation allowance for its net deferred tax assets related primarily to loss carryforwards generated since inception in 1990. Upon acquisition of FullTime, the Company determined that estimated combined taxable income was sufficient to conclude that such net deferred tax assets of FullTime would be realized. Accordingly, the valuation allowance was eliminated. As a result of our acquisition of Software Moguls in August 1998, which was accounted for as a pooling of interests, additional tax provisions were not required since Software Moguls was a non-taxable S-corporation prior to the acquisition.

   Significant components of our deferred tax assets and liabilities are as follows (in thousands):

                                                               December 31,
                                                             ------------------
                                                               2000      1999
                                                             --------  --------
   Deferred tax assets:
     Allowances, accrued liabilities and other.............. $  7,180  $  3,227
     Accrued compensation and benefits......................    1,359     1,343
     State taxes............................................      --        360
     Net operating loss and credit carryforwards............   31,597    22,365
     Intangible asset--purchased technology.................    8,630     3,261
     Deferred revenue.......................................    4,425    11,029
     Other..................................................    2,759       --
                                                             --------  --------
                                                               55,950    41,585
   Deferred tax liabilities:
     Goodwill--Vinca acquisition............................  (17,890)  (23,137)
     Intangible asset--purchased technology.................      --       (313)
                                                             --------  --------
                                                             $ 38,060  $ 18,135
                                                             ========  ========

10. Industry and Geographic Segment Information

   Management uses one measurement of profitability for its business. Our software products and related services are developed and marketed to support heterogeneous client/server computing environments and mid- to large-scale enterprises. Revenue information on a product basis is as follows (in thousands):

                                                      Year Ended December 31,
                                                     --------------------------
                                                       2000     1999     1998
                                                     -------- -------- --------
   Product license:
     NetWorker and related NetWorker products....... $117,806 $142,067 $110,477
     Other products.................................   27,806   19,027   18,656
   Service and support..............................   85,783   67,473   38,774
                                                     -------- -------- --------
                                                     $231,395 $228,567 $167,907
                                                     ======== ======== ========

   We market our products and related services to customers in the United States, Canada, Europe and Asia Pacific. Product revenue and long-lived-asset information by geographic areas are as follows (in thousands):

                                                       Year Ended December 31,
                                                      --------------------------
                                                        2000     1999     1998
                                                      -------- -------- --------
   Revenue:
     United States................................... $155,654 $162,790 $122,424
     Europe..........................................   51,873   48,041   37,212
     Other countries.................................   23,868   17,736    8,271
                                                      -------- -------- --------
                                                      $231,395 $228,567 $167,907
                                                      ======== ======== ========
   Long-lived assets:
     United States................................... $134,237 $163,336 $ 18,390
     Europe..........................................    2,427    2,206    1,113
     Other countries.................................    4,564    3,536    3,859
                                                      -------- -------- --------
                                                      $141,228 $169,078 $ 23,362
                                                      ======== ======== ========

   The revenue information by geographical area is based on the country of destination. Other than the United States, no country accounted for more than 10% of our total revenue for 2000, 1999 and 1998. No one customer accounted for more than 10% of our total revenue for 2000, 1999, and 1998.

11. Selected Quarterly Financial Data--(Unaudited)

                           Year Ended December 31, 2000        Year Ended December 31, 1999
                         -----------------------------------  ---------------------------------
                           4th       3rd      2nd      1st      4th      3rd     2nd      1st
                         --------  -------  -------  -------  -------  ------- -------  -------
                                      (in thousands, except per share data)
Total revenue........... $ 58,424  $54,170  $58,281  $60,520  $65,127  $67,931 $51,564  $43,945
Gross profit............   45,259   43,075   46,895   50,334   55,693   59,907  44,132   37,058
Net income (loss).......  (13,937)  (3,744)  (7,581)  (9,987)    (359)   1,396  (1,093)   2,760
Basic earnings (loss)
 per share..............    (0.16)   (0.04)   (0.09)   (0.12)   (0.00)    0.02   (0.01)    0.04
Diluted earnings (loss)
 per share..............    (0.16)   (0.04)   (0.09)   (0.12)   (0.00)    0.02   (0.01)    0.03

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          LEGATO SYSTEMS, INC.

                                                  /s/ David B. Wright
                                          By: _________________________________
                                                      David B. Wright
                                               President and Chief Executive
                                                          Officer

Date: March 28, 2001

                               POWER OF ATTORNEY

   KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David B. Wright and Andrew J. Brown, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

              Signature                          Title                   Date
              ---------                          -----                   ----

       /s/ David B. Wright             Chairman, President and      March 28, 2001
______________________________________  Chief Executive Officer
           David B. Wright              (Principal Executive
                                        Officer)

       /s/ Andrew J. Brown             Senior Vice President and    March 28, 2001
______________________________________  Chief Financial Officer
           Andrew J. Brown              (Principal Financial
                                        Officer)
      /s/ Eric A. Benhamou             Director                     March 28, 2001
______________________________________
           Eric A. Benhamou

     /s/ H. Raymond Bingham            Director                     March 28, 2001
______________________________________
          H. Raymond Bingham

      /s/ Brendan J. Dawson            Director                     March 28, 2001
______________________________________
          Brendan J. Dawson

              Signature                          Title                   Date
              ---------                          -----                   ----

      /s/ Kenneth A. Goldman           Director                     March 28, 2001
______________________________________
          Kenneth A. Goldman

    /s/ Christopher B. Paisley         Director                     March 28, 2001
______________________________________
        Christopher B. Paisley

       /s/ David N. Strohm             Director                     March 28, 2001
______________________________________
           David N. Strohm