Form 10-Q
period 2001-03-31
LEGATO SYSTEMS INC
filed 2001-05-14
CIK 859360

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2001

                                      OR

[_]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ____________ to _____________

                       Commission File Number: 000-26130

                              __________________

                             LEGATO SYSTEMS, INC.
            (Exact name of registrant as specified in its charter)


               Delaware                               94-3077394
         (State incorporation)                      (I.R.S. Employer
                                                   Identification No.)


               2350 West El Camino Real, Mountain View, CA 94040
                   (Address of principal executive offices)

      Registrant's telephone number, including area code: (650) 210-7000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes [X]      No [ ]

The number of shares outstanding of the registrant's Common Stock as of May 4, 2001 was 88,848,905.

                              LEGATO SYSTEMS, INC

                                     INDEX

                        PART I - FINANCIAL INFORMATION

                                                                                           Page No
                                                                                           -------
Item 1      Financial Statements:

            Condensed Consolidated Balance Sheets as of March 31, 2001 and December 31,
            2000 - (unaudited).............................................................      3

            Condensed Consolidated Statements of Operations for the three months ended
            March 31, 2001 and 2000 - (unaudited)..........................................      4

            Condensed Consolidated Statements of Cash Flows for the three months ended
            March 31, 2001 and 2000 - (unaudited)..........................................      5

            Notes to Condensed Consolidated Financial Statements - (unaudited).............      6

Item 2      Management's Discussion and Analysis of Financial Condition and Results of
            Operations.....................................................................      9

Item 3      Quantitative and Qualitative Disclosures about Market Risk.....................     20

                           PART II - OTHER INFORMATION

Item 1      Legal Proceedings..............................................................     21

Item 2 - 5  Not applicable.................................................................     21

Item 6      Exhibits and Reports on Form 8-K...............................................     21

            Signature......................................................................     21

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                             LEGATO SYSTEMS, INC.
                     Condensed Consolidated Balance Sheets
                                (in thousands)


                                                                          March 31,       December 31,
                                                                            2001              2000
                                                                        ------------     -------------
                                                                                  (unaudited)
                               ASSETS
Current assets:
  Cash and cash equivalents...........................................     $161,163         $110,274
  Short-term investments..............................................       10,614           40,626
  Accounts receivable, net............................................       42,288           47,655
  Deferred tax assets.................................................       43,414           35,272
  Other current assets................................................       16,873           20,465
                                                                        -----------     ------------
       Total current assets...........................................      274,352          254,292
Long-term investments.................................................          888           14,245
Property and equipment, net...........................................       37,702           37,328
Intangible assets, net................................................       94,864          103,900
Long-term deferred tax assets.........................................        1,154            2,788
Other assets..........................................................        2,068            2,311
                                                                        -----------     ------------
                                                                           $411,028         $414,864
                                                                        ===========     ============

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable....................................................     $  9,579         $  5,126
  Accrued liabilities.................................................       30,408           33,551
  Deferred revenue....................................................       52,494           53,853
                                                                        -----------     ------------

       Total current liabilities......................................       92,481           92,530
Stockholders' equity..................................................      318,547          322,334
                                                                        -----------     ------------
                                                                           $411,028         $414,864
                                                                        ===========     ============


     See accompanying notes to condensed consolidated financial statements.

                              LEGATO SYSTEMS, INC.
                Condensed Consolidated Statements of Operations
                     (in thousands, except per share data)


                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                     2001           2000
                                                     ----           ----
                                                         (unaudited)
Revenue:
  License......................................... $ 38,483       $ 40,006
  Service and support.............................   22,564         20,514
                                                   --------       --------
     Total revenue................................   61,047         60,520
                                                   --------       --------
Cost of revenue:
  License.........................................      726          1,562
  Service and support.............................   12,354          8,624
                                                   --------       --------
     Cost of revenue..............................   13,080         10,186
                                                   --------       --------
     Gross profit.................................   47,967         50,334
                                                   --------       --------
Operating expenses:
  Sales and marketing.............................   29,577         27,041
  Research and development........................   14,205         15,329
  General and administrative......................    9,933          9,469
  Amortization of intangibles.....................    9,054          9,523
                                                   --------       --------
     Total operating expenses.....................   62,769         61,362
                                                   --------       --------
Loss from operations..............................  (14,802)       (11,028)
Interest and other income, net....................    1,128            941
                                                   --------       --------
Loss before benefit from income taxes.............  (13,674)       (10,087)
Benefit from income taxes.........................   (3,073)          (100)
                                                   --------       --------
Net loss.......................................... $(10,601)      $ (9,987)
                                                   ========       ========

Net loss per share:
  Basic and diluted............................... $ ( 0.12)        $(0.12)
                                                   ========       ========
  Weighted average common shares outstanding......   87,851         86,394
                                                   ========       ========


     See accompanying notes to condensed consolidated financial statements.

                              LEGATO SYSTEMS, INC.
                Condensed Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                Three Months Ended March 31,
                                                                ----------------------------
                                                                    2001                2000
                                                                    ----                ----
                                                                        (unaudited)
Cash flows from operating activities:
 Net loss.................................................    $ (10,601)              $ (9,987)
 Adjustments to reconcile net loss to net cash
  provided by operating activities:
   Deferred taxes (net of effect of acquisitions).........       (6,508)                (1,968)
   Depreciation and amortization..........................       13,181                 12,609
   Provision for doubtful accounts and product returns....        1,149                    150
   Tax benefit from stock option exercises................        1,559                  1,228
    Changes in assets and liabilities:
      Accounts receivable.................................        4,217                  5,506
      Other assets........................................        3,835                   (736)
      Accounts payable....................................        4,453                  3,779
      Accrued liabilities.................................       (3,143)                (2,513)
      Deferred revenue....................................       (1,359)                 1,265
                                                              ---------               --------
       Net cash provided by operating activities..........        6,783                  9,333
                                                              ---------               --------

Cash flows from investing activities:
 Purchases of available-for-sale securities...............      (28,475)               (14,475)
 Maturities and sales of available-for-sale securities....       72,137                 13,941
 Acquisition of property and equipment....................       (4,519)               (13,008)
                                                              ---------               --------
       Net cash provided by (used for) investing
       activities.........................................       39,143                (13,542)
                                                              ---------               --------

Cash flows from financing activities-
 Proceeds from issuance of common stock...................        4,963                  9,192
                                                              ---------               --------

Net change in cash and cash equivalents...................       50,889                  4,983

Cash and cash equivalents at beginning of period..........      110,274                115,222
                                                              ---------               --------

Cash and cash equivalents at end of period................    $ 161,163               $120,205
                                                              =========               ========



     See accompanying notes to condensed consolidated financial statements.

                             LEGATO SYSTEMS, INC.

             Notes to Condensed Consolidated Financial Statements
                                  (unaudited)



1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared by Legato Systems, Inc. (the "Company" or "Legato") in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of the Company and its subsidiaries. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for any future interim period or for the year ending December 31, 2001, and the Company makes no representations related thereto. These financial statements should be read in conjunction with the annual audited consolidated financial statements and notes as of and for the year ended December 31, 2000, included in the Company's Form 10-K dated March 28, 2001.

2.   Balance Sheet Components

                                                                 March 31,        December 31,
                                                                   2001              2000
                                                                 ---------        ------------
Accounts receivable:
  Trade accounts receivable...............................       $ 50,460          $ 55,386
  Allowances for doubtful accounts and product returns....         (8,172)           (7,731)
                                                                 --------          --------
                                                                 $ 42,288          $ 47,655
                                                                 ========          ========
Property and equipment:
  Computer equipment and software.........................       $ 47,903          $ 46,114
  Furniture and fixtures..................................         11,358            10,138
  Office equipment........................................          4,766             4,474
  Leasehold improvements..................................         12,863            11,676
                                                                 --------          --------
                                                                   76,890            72,402
  Accumulated depreciation and amortization...............        (39,188)          (35,074)
                                                                 --------          --------
                                                                 $ 37,702          $ 37,328
                                                                 ========          ========
Accrued liabilities:
  Accrued compensation and benefits.......................       $  9,847          $ 14,806
  Income taxes payable....................................          9,946             9,240
  Other accrued liabilities...............................         10,615             9,505
                                                                 --------          --------
                                                                 $ 30,408          $ 33,551
                                                                 ========          ========

3.   Revenue Recognition

     Revenue is derived from primarily two sources: (i) license revenue, derived from the sale of product licenses to resellers and end users, including large-scale enterprises and royalty revenue, derived from initial license fees and ongoing royalties from the licensing of source code to OEMs; and (ii) service and support revenue, derived from providing software updates, support and education and consulting services to end users.

     License revenue is generally recognized when a signed contract or other persuasive evidence of an arrangement exists, the software has been shipped or electronically delivered, the license fee is fixed and determinable and collection of resulting receivables is probable. For sales to domestic distributors, license revenue is recognized upon sale by the distributor to the end user, since these distributors generally have unlimited rights of return, and Legato historically has not been able to make reasonable estimates of product returns for these distributors. Estimated product returns are recorded upon recognition of revenue from customers having rights of return, including exchange rights for unsold products and product upgrades. Provisions for estimated warranty costs and anticipated retroactive price adjustments are recorded at the time products are shipped. License revenue from royalty payments is recognized upon receipt of royalty reports from OEMs related to their product sales. Revenue from subscription license agreements, which include software, rights to future products and maintenance, is recognized ratably over the term of the subscription period. The Company also incurs additional internal costs to assist its distributors in selling its products to end-users. For sales to certain value-added resellers in the fiscal years ended December 31, 1999 and 2000, license revenue is recognized upon receipt of cash from these certain value-added resellers since the arrangements with these resellers may include extended payment terms, which in some cases, are contingent upon them receiving payment from their end-user customer.

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

4.   Comprehensive Income (Loss)

     Comprehensive income (loss) includes unrealized gains (losses) on investments. The impact of which is excluded from net income (loss) and is included in stockholders' equity. A summary of comprehensive income (loss) is as follows:

                                                         Three Months Ended
                                                               March 31,
                                                      -------------------------
                                                         2001             2000
                                                      --------          -------
   Net loss......................................     $(10,601)         $(9,987)
   Unrealized gain on investments................          346               28
                                                      --------          -------
                                                      $(10,255)         $(9,959)
                                                      ========          =======
5.   Computation of Net Income (Loss) Per Share

     Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average shares of common stock and potential common shares outstanding during the period. Potential common shares outstanding consist of dilutive shares issuable upon the exercise of outstanding options to purchase common stock as computed using the treasury stock method. For periods in which Legato incurs a loss, potential common shares outstanding are excluded from the computation of diluted net loss per share as their effect is anti-dilutive.

     Options to purchase approximately 18,142,000 shares of common stock at the weighted average price of $14.18 per share were outstanding as of March 31, 2001, but were not included in the computation of diluted net loss per share because their effect would be anti-dilutive.

6.   Legal Proceedings

     Beginning on January 20, 2000, a number of shareholder securities class action complaints were filed in the U.S. District Court, Northern District of California, against certain of our directors and officers and us. On May 1, 2000, the court consolidated all of the pending cases and, on May 10, 2000, appointed a lead plaintiff, who filed a consolidated amended complaint on August 7, 2000. Defendants filed motions to dismiss. On January 17, 2001, the Court entered an Order granting the motions to dismiss with leave to amend. On February 13, 2001, plaintiffs filed a second amended complaint, which generally alleges that, between April 22, 1999 and May 17, 2000, defendants made false or misleading statements of material fact about the Company's prospects and failed to follow generally accepted accounting principles in violation of the federal securities laws. The complaint seeks an unspecified amount in damages. Defendants filed an answer to the complaint in April, 2001 denying all allegations that they violated the federal securities laws.

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

     On April 13, 2000, a shareholder derivative action was filed in the Superior Court of California, County of Santa Clara, against certain of our officers and directors. We are named as a nominal defendant. On May 23, 2000, a shareholder derivative action was filed in the Superior Court of California, County of San Mateo, against certain of our officers and directors. We are named as a nominal defendant. Both state derivative complaints generally allege the same conduct as the derivative action filed in federal court, claiming that our officers and directors breached their fiduciary duties for the period October 21, 1999 through April 3, 2000, and seek unspecified damages and injunctive relief. The Santa Clara derivative case was transferred to San Mateo County and consolidated with the San Mateo derivative case.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The discussion in this report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, including statements on our expectations, beliefs, intentions or strategies regarding the future, including without limitation, our financial outlook, successful introduction of new products and expansion of operation. All forward-looking statements included in this document are based on information available to us on the date hereof. We assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those indicated in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, fluctuations in quarterly operating results, uncertainty in future operating results, the current challenging information technology spending environment, litigation, competition, product concentration, technological changes, reliance on enterprise license transactions, modifications in the application of accounting policies, reliance on indirect sales channels, changes in marketing strategies, dependence on international revenue, management of our growth and expansion, the ability to attract and retain qualified personnel, and other risks discussed in this item under the heading "Risk Factors" and the risks discussed in our other Securities and Exchange Commission filings.

RESULTS OF OPERATIONS

       The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenue:

                                                        Three Months
                                                       Ended March 31,
                                                 ----------------------------
                                                    2001             2000
                                                 -----------      -----------
Revenue:
   License.....................................       63.0%            66.1%
    Service and support........................       37.0             33.9
                                                    ------           ------
  Total revenue................................      100.0            100.0
                                                    ------           ------

Cost of revenue:
      License..................................        1.1              2.6
 Service and support...........................       20.4             14.2
                                                    ------           ------
  Total cost of revenue........................       21.5             16.8
                                                    ------           ------
  Gross profit.................................       78.5             83.2
                                                    ------           ------
Operating expenses:
    Sales and marketing........................       48.5             44.6
    Research and development...................       23.2             25.3
    General and administrative.................       16.2             15.7
    Amortization of intangibles................       14.9             15.7
                                                    ------           ------
     Total operating expenses..................      102.8            101.3
                                                    ------           ------
Loss from operations...........................      (24.3)           (18.1)
Interest and other income, net.................        1.8              1.5
                                                    ------           ------
Net loss before benefit from income taxes......      (22.5)           (16.6)
Benefit from income taxes......................       (5.1)               -
                                                    ------           ------
Net loss.......................................      (17.4)%          (16.6)%
                                                    ======           ======
Overview

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

Revenue

     Total revenue increased $0.5 million, or 1%, to $61.0 million in the first quarter of 2001 from $60.5 million for the first quarter of 2000. The increase was attributable to an increase of service and support contracts partially offset by a decrease in license revenue.

     License revenue. License revenue decreased $1.5 million, or 4%, to $38.5 million in the first quarter of 2001 from $40.0 million in the first quarter of 2000. The decrease was primarily due to sales force turnover throughout remainder of 2000 and a change in the licensing model in the second quarter of 2000.

     Service and Support Revenue. Service and support revenue increased $2.0 million, or 10%, to $22.5 million in the first quarter of 2001 from $20.5 million in the first quarter of 2000. The increase was primarily as a result of the growth in the number of registered customers electing to subscribe to support contracts and the renewals of software support contracts after the initial one-year term. Our increase in internal staffing for software support and education and consulting services helped to increase new sales and renewals of our software support contracts, as well as sales of education and consulting services.

     International license revenue increased $3.8 million, or 26%, to $18.7 million in the first quarter of 2001 from $14.9 million in the first quarter of 2000. International license revenue increased primarily as a result of the continued market acceptance of our products overseas as we continue to increase the number of international sales offices, international distributors and resellers marketing our products. The majority of international license revenue came from Europe during these periods. We intend to continue to expand our international operations, which requires significant management attention and financial resources. To the extent that we are unable to effect these additions in a timely manner, our growth, if any, in international revenue will be limited, and our business, operating results and financial condition could be seriously harmed. In addition, we cannot guarantee that we will be able to maintain or increase international market demand for our products.

Gross Profit

     Gross profit decreased $2.3 million, or 5%, to $48.0 million, representing 79% of total revenue, in the first quarter of 2001 from $50.3 million, representing 83% of total revenue, in the first quarter of 2000.

     Gross profit from license revenue decreased $0.7 million, or 2%, to $37.8 million, representing 98% of license revenue, in the first quarter of 2001 from $38.4 million, representing 96% of license revenue, in the first quarter of 2000. The decrease in absolute dollars relates to the overall decrease of license revenue. Gross profit from license revenue consists of license revenue less the related costs of product media, documentation, third-party royalties and packaging.

     Gross profit from service and support revenue decreased $1.7 million, or 14%, to $10.2 million, representing 45% of service and support revenue, in the first quarter of 2001 from $11.9 million, representing 58% of service and support revenue, in the first quarter of 2000. The decrease in absolute dollars is primarily a result of increased costs attributed to our continued investment in developing new service and support offerings and providing consulting services. The continued investment consists of costs associated with supporting a larger installed base of products, as well as costs to provide higher support levels to customers. Service and support personnel increased to 298 in 2001 from 243 in 2000. Costs of service and support revenue consist primarily of personnel-related costs incurred in providing telephone support, consulting services, and training to customers, costs of providing software updates and costs of education and consulting materials.

Operating Expenses

     Sales and marketing. Sales and marketing expenses consist primarily of salaries and commissions for sales and marketing personnel and promotional expenses. Sales and marketing expenses increased $2.6 million, or 9%, to $29.6 million in the first quarter of 2001 from $27.0 million in the first quarter of 2000. The increase in sales and marketing expenses was primarily attributable to the continued growth of our sales force and associated support personnel. Sales and marketing personnel increased to 493 in 2001 from 453 in 2000. We believe that sales and marketing expenses may continue to increase in absolute dollars as we continue to expand our sales staff.

     Research and development. Research and development expenses consist primarily of personnel-related costs. Research and development expenses decreased $1.1 million, or 7%, to $14.2 million in the first quarter of 2001 from $15.3 million in the first quarter of 2000. The decrease in research and development expenses was primarily attributable to decreased staffing and associated support. The number of research and development personnel decreased from 400 in 2000 to 383 in 2001. We expect research and development to increase in absolute dollars, but remain relatively flat as a percentage of total revenue.

     General and administrative. General and administrative expenses include personnel and other costs of our finance, human resources, facilities, information systems and other administrative departments. General and administrative expenses increased $0.4 million, or 5%, to $9.9 million in the first quarter of 2001 from $9.5 million in the first quarter of 2000. The increase in general and administrative expenses was primarily attributable to increased staffing and related costsoffset by 1.3 of professional fees related to the restatement in 1999. General and administrative personnel increased to 171 in 2001 from 169 in 2000. We believe that general and administrative expenses may increase in absolute dollars as we continue to invest in personnel and infrastructure to support future growth expectations.

     Amortization of intangibles. Amortization of intangibles decreased $0.4 million to $9.1 million in the first quarter of 2001 from $9.5 million in the first quarter of 2000. We are amortizing these intangibles on a straight-line basis over periods ranging from seventeen months to five years from the respective dates of acquisition.

     Interest and other income, net. Interest and other income, net, was $1.1 million in the first quarter of 2001 as compared to $0.9 million in the first quarter of 2000. Interest and other income primarily represents interest income from funds available for investment.

     Benefit from income taxes. The benefit from income taxes for the first quarter of 2001 was $3.1 million compared to a provision for income tax of $0.1 million for the first quarter of 2000. The effective tax rate was 22.5% for the first quarter of 2001 and 1% for the first quarter of 2000. The increase in the benefit for income taxes primarily relates to a decrease in the amount of goodwill amortized that is non-deductible for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

     Our cash, cash equivalents and investments totaled $172.7 million as of March 31, 2001, and represented 42% of total assets. Cash and cash equivalents are highly liquid investments with original maturities of ninety days or less. Investments consist mainly of short-term and long-term municipal securities and auction rate receipts. As of March 31, 2001, we had no long-term debt and stockholders' equity was $318.5 million.

     We have financed our operations to date primarily by cash from operations and sales of common stock. Net cash provided by operating activities was $6.8 million in the first quarter of 2001 and consisted primarily of a net change in assets and liabilities of $8.0 million and depreciation and amortization of $13.1 million, partially offset by the net loss of $10.6 million and deferred taxes of $6.5 million.

     Net cash provided by investing activities was $39.1 million in the first quarter of 2001 which resulted primarily from the net maturities of marketable securities of $43.7 million offset by purchases of property and equipment of $4.5 million.

     Net cash provided by financing activities was $5.0 million in the first quarter of 2001 resulted primarily from proceeds received from the issuance of our common stock under our employee stock purchase plan and stock option exercises.

     We believe our current cash balances and cash flow from operations, if any, will be sufficient to meet the Company's working capital and capital expenditure requirements for at least the next twelve months.

RISK FACTORS

     The following risk factors and other information included in this report on Form 10-Q should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem less significant also may impair our business operations. If any of the following risks actually occur, our business, operating results and financial condition could be materially and negatively affected.

     Our quarterly operating results are volatile.

     Our quarterly operating results have varied in the past and may vary in the future. Our quarterly operating results may vary depending on a number of factors, many of which are outside of our control, including:

     .  The size and timing of orders;
     .  Intense competition;
     .  Macroeconomic uncertainty in the markets in which we operate;
     . Market acceptance of our new products, applications and product enhancements of our competitors;
     .  Changes in pricing policies or those of our competitors;
     . Our ability to develop, introduce and market new products, applications and product enhancements;
     .  Our ability to control costs;
     .  Quality control of products sold;
     . The current challenging spending environment in our customers' IT departments;
     . Lengthy sales cycles, particularly with enterprise license transactions; . Delay in the recognition of revenue from enterprise license and application service provider transactions;
     . Modification in reseller relationships resulting in changes to the application of revenue recognition policies;
     .  Success in expanding sales and marketing programs;
     .  Technological changes in our markets;
     .  The mix of sales among our channels;
     . Deferrals of customer orders in anticipation of new products, applications or product enhancements;
     . Market readiness to deploy our products for distributed computing environments;
     .  Changes in our strategy or that of our competitors;
     .  Customer budget cycles and changes in these budget cycles;
     .  Foreign currency and exchange rates;
     .  Our ability to effectively manage and reduce our tax liabilities;
     . Acquisition costs or other non-recurring charges in connection with the acquisition of companies, products or technologies;
     .  Personnel changes; and
     .  General economic factors.

     Our future operating results are uncertain.

     Our historical results of operations are not necessarily indicative of our results for any future period. Expectations, forecasts and projections by others or us are by nature forward-looking statements, and it is likely that future results will vary. Forward-looking statements that were reasonable at the time made may ultimately prove to be incorrect or false. It is our general policy and practice not to update our forward-looking statements. Some investors in our securities inevitably will experience gains while others will experience losses, depending on the prices at which they purchase and sell securities. Prospective and existing investors are strongly urged to carefully consider the various cautionary statements and risks set forth in this report.

     We cannot predict our future revenue with any significant degree of certainty for several reasons including:

     . License and royalty revenue are difficult to forecast. Our royalty revenue is dependent upon product license sales by OEMs of their products that incorporate our software. Accordingly, this royalty revenue is subject to OEMs' product cycles, which are also difficult for Legato to predict. Fluctuations in licensing activity from quarter to quarter further impact royalty revenue, because initial license fees generally are non-recurring and recognized upon the signing of a license agreement.
     . Revenue in any quarter is substantially dependent on orders booked and shipped in that quarter since we operate with virtually no order backlog;
     . We do not recognize revenue on sales to domestic distributors until the products are sold through to end-users;
     .  The storage management market is rapidly evolving;
     . Our sales cycles vary substantially from customer to customer, in large part because we are becoming increasingly dependent upon larger company-wide enterprise license transactions to corporate customers. Such transactions include product license, service and support components and take a long time to complete;
     . Due to general economic factors that currently affect our customers' businesses, those customers are being more deliberate in the manner in which they make information technology spending decisions.
     . Macroeconomic factors may affect our customers' decision to license our products or procure services;
     . The timing of large orders can significantly affect revenue within a quarter;
     . The timing of recognition of revenue from enterprise license and application service provider transactions can significantly affect revenue within a quarter;
     . Modification in reseller relationships resulting in a different application of our revenue recognition policies; and
     . Our expense levels are relatively fixed and are based, in part, on our expectations of our future revenue. Consequently, if revenue levels fall below our expectations, our net income will decrease because only a small portion of our expenses varies with our revenue.

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

     We are currently subject to litigation.

     Beginning on January 20, 2000, a number of shareholder securities class action complaints were filed in the U.S. District Court, Northern District of California, against certain of our directors and officers and the Company. On May 1, 2000, the court consolidated all of the pending cases and, on May 10, 2000, appointed a lead plaintiff, who filed a consolidated amended complaint on August 7, 2000. Defendants filed motions to dismiss. On January 17, 2001, the Court entered an Order granting the motions to dismiss with leave to amend. On February 13, 2001, plaintiffs filed a second amended complaint, which generally alleges that, between April 22, 1999 and May 17, 2000, defendants made false or misleading statements of material fact about the Company's prospects and failed to follow generally accepted accounting principles in violation of the federal securities laws. The complaint seeks an unspecified amount in damages. Defendants filed an answer to the complaint in April 2001 denying all allegations that they violated the federal securities laws.

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

  On April 13, 2000, a shareholder derivative action was filed in the Superior Court of California, County of Santa Clara, against certain of our officers and directors. We are named as a nominal defendant. On May 23, 2000, a shareholder derivative action was filed in the Superior Court of California, County of San Mateo, against certain of our officers and directors. We are named as a nominal defendant. Both state derivative complaints generally allege the same conduct as the derivative action filed in federal court, claiming that our officers and directors breached their fiduciary duties for the period October 21, 1999 through April 3, 2000, and seek unspecified damages and injunctive relief. The Santa Clara derivative case was transferred to San Mateo County and consolidated with the San Mateo derivative case.

  The Securities and Exchange Commission has entered a formal order of investigation concerning our restatement of financial results for the first, second and third quarters of 1999, and our revision of financial results for the fourth quarter and fiscal 1999. We have been voluntarily cooperating with the Staff of the Commission in its investigation.

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


  Windows NT and Windows 2000 platforms:
  --------------------------------------
     Computer Associates and
     Veritas.

  Unix platforms:
  ---------------
     Computer Associates;
     EMC (Epoch);
     Hewlett Packard;
     IBM (Tivoli); and
     Veritas.

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

  Many of our current and potential competitors have longer operating histories and have substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger customer base than we have. As a result, certain current and potential competitors can respond more quickly to new or emerging technologies and changes in customer requirements. They can also devote greater resources to the development, promotion, sale and support of their products. In addition, current and potential competitors may establish cooperative relationships among themselves or with third parties. If so, new competitors or alliances among competitors may emerge and rapidly acquire significant market share. In addition, network operating system vendors could introduce new or upgrade existing operating systems or environments that include functionality offered by our products. If so, our products could be rendered obsolete and unmarketable. For all the foregoing reasons, we may not be able to compete successfully, which would seriously harm our business, operating results and financial condition.

  We depend on our NetWorker product line.

  We currently derive, and expect to continue to derive, a substantial majority of our revenue from our NetWorker software products and related services. A decline in the price of, or demand for, NetWorker, or failure to achieve broad market acceptance of NetWorker, would seriously harm our business, operating results and financial condition. We cannot reasonably predict NetWorker's remaining life for several reasons, including:

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

  We currently plan to introduce and market several potential new products in the next twelve months. Some of our competitors currently offer certain of these potential new products. Such potential new products are subject to significant technical risks. We may fail to introduce such potential new products on a timely basis or at all. In the past, we have experienced delays in the commencement of commercial shipments of our new products. Such delays caused customer frustrations and delay or loss of revenue. If potential new products are delayed or do not achieve market acceptance, our business, operating results and financial condition would be seriously harmed. In the past, we have also experienced delays in purchases of our products by customers anticipating our launch of new products. Our business, operating results and financial condition would be seriously harmed if customers defer material orders in anticipation of new product introductions.

  Our products may contain undetected errors.

  Software products as complex as those we offer may contain undetected errors or failures when first introduced or as new versions are released. We have in the past discovered software errors in certain of our new products after their introduction. We experienced delays or lost revenue during the period required to correct these shipments, despite testing by us and by our current and potential customers. In addition, customers have in the past brought to our attention "bugs" in our software created by the customers' unique operating environment. Although we have been able to fix such software bugs in the past, we may not always be able to do so. These types of circumstances may result in loss of or delay in market acceptance of our products, which could seriously harm our business, operating results and financial condition.

  We rely on enterprise license transactions.

  We have developed strategies to pursue larger enterprise license transactions with corporate customers. However, we may not continue to successfully market our products through larger enterprise license transactions.

Such failure would seriously harm our business, operating results and financial condition. Our operating results are sensitive to the timing of such orders. Such orders are difficult to manage and predict because:

  . The sales cycle is typically lengthy, generally lasting three to six months, and varies substantially from transaction to transaction;
  . Enterprise license transactions often include multiple elements such as product licenses and service and support;
  . Recognition of revenue from enterprise license transactions may vary from transaction to transaction;
  . They typically involve significant technical evaluation and commitment of capital and other resources;
  . Our customers are being more deliberate about information technology spending decisions due to the current state of the overall economy; and
  . Customers' internal procedures frequently cause delays in orders. Such internal procedures include approval of large capital expenditures, implementation of new technologies within their networks, and testing new technologies that affect key operations.

  In addition, many of the large organizations that we target as customers have lowered their rate of spending on enterprise software. Due to the large size of enterprise transactions, if orders forecasted for a specific transaction for a particular quarter are not realized in that quarter, our operating results for that quarter may be seriously harmed.

   We have changed certain of our licensing practices and modified the application of our accounting policies, which results in delaying revenue recognition.

  During the past year, we have worked closely with our outside financial auditors to ensure that our revenue recognition practices are consistent with both our existing revenue recognition policies and the evolving guidance for the treatment of certain software license transactions. Based upon our recent experience with certain distributors and resellers, we began recognizing revenue on transactions with certain channel members only upon receipt of payment from those channel members. Further, we have modified our licensing practices in negotiating certain of our enterprise software licenses. The consequence of those changes is that the revenue from those licenses is recognized ratably over the deployment term of those licenses rather than being recognized all upon execution of the license. These are not changes in our accounting policies; rather, they reflect a modification of our practices in conformity with our long-standing policies and with generally accepted accounting principles.

  The accumulated results of these changes could affect quarterly results by shifting revenue out to future quarters that previously was recognized upon acceptance of a purchase order from a channel member or upon execution of an end-user license. Customer acceptance of the new enterprise license structure, which was intended to build greater visibility into our longer-term revenue stream, could also affect our quarterly results. For instance, if in a particular quarter more customers negotiate a license structure that mandated revenue recognition upon license execution, revenue for that quarter would be greater; if, however, those customers accept a license structure that required ratable recognition of license revenue, the same amount of revenue would be spread over several quarters. We do not yet have sufficient experience to accurately predict what the balance will be between up-front and ratable recognition off license revenues in a given quarter on larger enterprise transactions.

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

  We depend on international revenue.

  Our continued growth and profitability will require further expansion of our international operations. To successfully expand international operations, we must establish additional foreign operations, hire additional personnel and recruit additional international resellers. This will require significant management attention and financial resources and could seriously harm our operating margins. If we fail to further expand our international operations in a timely manner, our business, operating results and financial condition could be seriously harmed. In addition, we may fail to maintain or increase international market demand for our products. Our international sales are currently denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and, therefore, potentially less competitive in those markets. In some markets, localization of our products and license documents is essential to achieve or increase market penetration. We may incur substantial costs and experience delays in localizing our products and license language. We also may fail to generate significant revenue from localized products.

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

  We have recently hired a significant number of new senior executives as well as other employees throughout the Company. We also plan to expand the geographic scope of our customer base. This expansion has resulted, and will continue to result, in substantial demands on our management resources.

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

  Our revenue recognition could be impacted by the unauthorized actions of our personnel.

  The recognition of our revenue depends on, among other things, the terms negotiated in our contracts with our customers. Our personnel may act outside of their authority and negotiate additional terms without our knowledge. To the extent that our sales personnel have negotiated terms that are extraneous to the contract and of which we are unaware, whether the additional terms are written or verbal, could prevent us from recognizing revenue in accordance with our plans.

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

  All of our business is in the enterprise storage management market. The enterprise storage management market is still an emerging and dynamic market. Our future financial performance will depend in large part on continued growth in the number of organizations adopting company-wide storage and management solutions for their client/server computing environments. The market for enterprise storage management may not continue to grow at historic rates or at all. If this market fails to grow or grows more slowly than we currently anticipate and we are unable to capture market share from our competitors, our business, operating results and financial condition would be seriously harmed.

  We are affected by general economic and market conditions.

  Segments of the computer industry have recently experienced significant economic downturns characterized by decreased product demand, product overcapacity, price erosion, work slowdowns, and layoffs. Our operations may experience substantial fluctuations from period-to-period as a consequence of such industry trends, general economic conditions affecting the timing of orders from major customers and other factors affecting capital spending. The occurrence of such factors could seriously harm our business, operating results or financial condition.

  Protection of our intellectual property is limited.

  Our success depends significantly upon proprietary technology. To protect our proprietary rights, we rely on a combination of patents, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions. We seek to protect our software, documentation and other written materials under patent, trade secret and copyright laws, which afford only limited protection. However, we may not develop proprietary products or technologies that are patentable, any issued patent may not provide us with any competitive advantages or may be challenged by third parties, or the patents of others may seriously impede our ability to do business.

  Despite our efforts to protect our proprietary rights, we are aware that unauthorized parties have attempted to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult, and software piracy can be expected to be a persistent problem. In licensing our products, other than in enterprise license transactions, we rely on "shrink wrap" licenses that are not signed by licensees. Such licenses may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Our means of protecting our proprietary rights may not be adequate.
Our competitors may independently develop similar technology, duplicate our products or design around patents issued to us or other intellectual property rights of ours.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

  The table below presents the carrying value and related weighted average interest rates for our interest bearing instruments as of March 31, 2001 (dollars in millions).

                                                     Carrying  Interest
                                                      Value      Rate
                                                     --------  ---------
  Interest bearing instruments:
     Short-term investments--fixed rate..............   $5.1       5.1%
     Long-term investments--fixed rate...............    0.8       5.2
                                                        ----
                                                        $5.9       5.1
                                                        ====

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

                         PART II -- OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

    Information concerning legal proceedings is incorporated herein by reference to Note 6 of the condensed consolidated financial statements in Part I of this Form 10-Q.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         Not applicable.

ITEM 5.  OTHER INFORMATION
         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits:  None.

          (b) Reports on Form 8-K: The Company did not file any Reports on Form 8-K during the quarter ended March 31, 2001.


                                  SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                LEGATO SYSTEMS, INC.


                                By: /s/ Andy J. Brown
                                    -----------------

                                  Andy J. Brown
                                  Executive Vice President, Finance and
                                  Chief Financial Officer


                                By: /s/ Cory J. Sindelar
                                    ----------------------

                                  Cory J. Sindelar
                                  Vice President, Corporate Controller and
                                  Principal Accounting Officer


Date: May 14, 2001