Form 10-Q
period 2001-06-30
LEGATO SYSTEMS INC
filed 2001-08-14
CIK 859360

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            (Mark One)

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2001

                                       OR

             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _________________ to ___________________

                        Commission File Number: 000-26130

                                   ----------

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

                                 Yes [X] No [ ]

The number of shares outstanding of the Registrant's Common Stock as of August 6, 2001 was 89,409,474.

                               LEGATO SYSTEMS, INC

                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                                                       Page No.
                                                                                                       --------
Item 1    Financial Statements:

          Condensed Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000 -
          (unaudited) ............................................................................        3

          Condensed Consolidated Statements of Operations for the three and six months ended
          June 30, 2001 and 2000 - (unaudited) ...................................................        4

          Condensed Consolidated Statements of Cash Flows for the six months ended June 30,
          2001 and 2000 - (unaudited) ............................................................        5

          Notes to Condensed Consolidated Financial Statements - (unaudited) .....................        6

Item 2    Management's Discussion and Analysis of Financial Condition and Results of
          Operations .............................................................................        10

Item 3    Quantitative and Qualitative Disclosures about Market Risk .............................        21

                                      PART II - OTHER INFORMATION

Item 1    Legal Proceedings ......................................................................        23

Item 2    Changes in Securities and Use of Proceeds ..............................................        23

Item 3    Defaults upon Senior Securities ........................................................        23

Item 4    Submission of Matters to a Vote of Security Holders ....................................        23

Item 5    Other Information ......................................................................        23

Item 6    Exhibits and Reports on Form 8-K .......................................................        23

          Signature ..............................................................................        23

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              LEGATO SYSTEMS, INC.
                      Condensed Consolidated Balance Sheets
                                 (in thousands)

                                                      June 30,    December 31,
                                                        2001         2000
                                                    -----------   ------------
                                                           (unaudited)
                       ASSETS

Current assets:
     Cash and cash equivalents .................       $105,495       $110,274
     Short-term investments ....................         64,714         40,626
     Accounts receivable, net ..................         37,216         47,655
     Deferred tax assets .......................         56,928         35,272
     Other current assets ......................         12,578         20,465
                                                       --------       --------
          Total current assets .................        276,931        254,292
Long-term investments ..........................           --           14,245
Property and equipment, net ....................         37,436         37,328
Intangible assets, net .........................         87,138        103,900
Long-term deferred tax assets ..................           --            2,788
Other assets ...................................          2,129          2,311
                                                       --------       --------
                                                       $403,634       $414,864
                                                       ========       ========

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable ..........................       $  3,716       $  5,126
     Accrued liabilities .......................         40,935         33,551
     Deferred revenue ..........................         45,261         53,853
                                                       --------       --------
          Total current liabilities ............         89,912         92,530
Stockholders' equity ...........................        313,722        322,334
                                                       --------       --------
                                                       $403,634       $414,864
                                                       ========       ========


     See accompanying notes to condensed consolidated financial statements.

                              LEGATO SYSTEMS, INC.
                 Condensed Consolidated Statements of Operations
                      (in thousands, except per share data)

                                                   Three Months Ended June 30,    Six Months Ended June 30,
                                                   ---------------------------    -------------------------
                                                      2001             2000          2001           2000
                                                   ---------        ----------    ---------     -----------
                                                                             (unaudited)
Revenue:
     License ..................................    $  40,103         $  37,365    $  78,586       $  77,371
     Service and support ......................       22,408            20,916       44,972          41,430
                                                   ---------         ---------    ---------       ---------
         Total revenue ........................       62,511            58,281      123,558         118,801
                                                   ---------         ---------    ---------       ---------
Cost of revenue:
     License ..................................        1,205             1,582        1,931           3,144
     Service and support ......................       12,744            10,244       25,718          19,263
                                                   ---------         ---------    ---------       ---------
         Cost of revenue ......................       13,949            11,826       27,649          22,407
                                                   ---------         ---------    ---------       ---------
         Gross profit .........................       48,562            46,455       95,909          96,394
                                                   ---------         ---------    ---------       ---------
Operating expenses:
     Sales and marketing ......................       30,577            25,042       61,028          52,640
     Research and development .................       15,982            15,138       31,230          31,131
     General and administrative ...............        7,279             6,201       14,675          14,054
     Amortization of acquired intangibles .....        7,700             9,522       16,754          19,045
     Restructuring charges ....................        6,087              --          6,087            --
                                                   ---------         ---------    ---------       ---------
          Total operating expenses ............       67,625            55,903      129,774         116,870
                                                   ---------         ---------    ---------       ---------
Loss from operations ..........................      (19,063)           (9,448)     (33,865)        (20,476)
Interest and other income, net ................        3,715             1,790        4,843           2,731
                                                   ---------         ---------    ---------       ---------
Loss before benefit from income taxes .........      (15,348)           (7,658)     (29,022)        (17,745)
Benefit from income taxes .....................       (5,372)              (77)      (8,445)           (177)
                                                   ---------         ---------    ---------       ---------
Net loss ......................................    $  (9,976)        $  (7,581)   $ (20,577)      $ (17,568)
                                                   =========         =========    =========       =========

Net loss per share:
     Basic and diluted ........................    $   (0.11)        $   (0.09)   $   (0.23)      $   (0.20)
                                                   =========         =========    =========       =========
     Weighted average common shares outstanding       88,719            86,561       88,287          86,229
                                                   =========         =========    =========       =========

     See accompanying notes to condensed consolidated financial statements.

                              LEGATO SYSTEMS, INC.
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                          Six Months Ended June 30,
                                                                          -------------------------
                                                                             2001            2000
                                                                          ---------       ---------
                                                                                 (unaudited)
Cash flows from operating activities:
   Net loss ..........................................................    $ (20,577)      $ (17,568)
   Adjustments to reconcile net loss to net cash provided by operating activities:
       Deferred taxes (net of effect of acquisitions) ................      (18,868)         (3,231)
       Depreciation and amortization .................................       27,118          25,886
       Provision for doubtful accounts and product returns ...........        1,465           1,515
       Tax benefit from stock option exercises .......................        2,277            --
         Changes in assets and liabilities:
           Accounts receivable .......................................        8,974          12,105
           Other assets ..............................................        8,069             588
           Accounts payable ..........................................       (1,410)         (2,069)
           Accrued liabilities .......................................        7,384          (4,822)
           Deferred revenue ..........................................       (8,592)         (5,846)
                                                                          ---------       ---------
              Net cash provided by operating activities ..............        5,840           6,558
                                                                          ---------       ---------

Cash flows from investing activities:
   Purchases of available-for-sale securities ........................     (194,522)        (31,983)
   Maturities and sales of available-for-sale securities .............      184,700          30,970
   Acquisition of property and equipment .............................      (10,464)        (18,129)
                                                                          ---------       ---------
              Net cash used in investing activities ..................      (20,286)        (19,142)
                                                                          ---------       ---------

Cash flows from financing activities-
   Proceeds from issuance of common stock ............................        9,667           9,589
   Payment of short-term loan payable ................................         --            (6,847)
                                                                          ---------       ---------
              Net cash provided by financing activities ..............        9,667           2,742
                                                                          ---------       ---------

Net change in cash and cash equivalents ..............................       (4,779)         (9,842)

Cash and cash equivalents at beginning of period .....................      110,274         115,222
                                                                          ---------       ---------

Cash and cash equivalents at end of period ...........................    $ 105,495       $ 105,380
                                                                          =========       =========


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

     Certain prior year consolidated financial statement balances have been reclassified to conform to the 2001 presentation.

2.   Balance Sheet Components

                                                                   June 30,        December 31,
                                                                     2001            2000
Accounts receivable:
     Trade accounts receivable ................................   $     44,461     $    55,386
     Allowances for doubtful accounts and product returns......         (7,245)         (7,731)
                                                                  -------------   -------------
                                                                  $     37,216     $    47,655
                                                                  ============     ===========
Property and equipment:
     Computer equipment and software ..........................   $     52,317  $       46,114
     Furniture and fixtures ...................................         10,772          10,138
     Office equipment .........................................          5,369           4,474
     Leasehold improvements ...................................         11,071          11,676
                                                                  ------------     -----------
                                                                        79,529          72,402
     Accumulated depreciation and amortization ................        (42,093)        (35,074)
                                                                  ------------     -----------
                                                                  $     37,436     $    37,328
                                                                  ============     ===========
Accrued liabilities:
     Accrued compensation and benefits ........................   $     13,417     $    14,806
     Income taxes payable .....................................         14,645           9,240
     Other accrued liabilities ................................         12,873           9,505
                                                                  ------------     -----------
                                                                  $     40,935     $    33,551
                                                                  ============     ===========

3.   Revenue Recognition

     Revenue is derived from primarily two sources: (i) license revenue, derived from the sale of product licenses to resellers and end users, including large-scale enterprises and royalty revenue, derived from initial license fees and ongoing royalties from the licensing of source code to original equipment manufacturers ("OEMs"); and (ii) service and support revenue, derived from providing software updates, support and education and consulting services to end users.

     License revenue is generally recognized when a signed contract or other persuasive evidence of an arrangement exists, the software has been shipped or electronically delivered, the license fee is fixed or determinable and collection of resulting receivables is probable. For sales to domestic distributors, license revenue is recognized upon sale by the distributor to the end user, since these distributors generally have unlimited rights of return, and we historically have not been able to make reasonable estimates of product returns for these distributors. For sales to customers having rights of return, including exchange rights for unsold products and product upgrades, estimated product returns are recorded upon recognition of revenue. Provisions for estimated warranty costs and anticipated retroactive price adjustments are recorded at the time products are shipped. License revenue from royalty payments is recognized upon receipt of royalty reports from OEMs related to their product sales. Revenue from subscription license agreements, which include software, rights to future products and maintenance, is recognized ratably over the term of the subscription period. The Company also incurs additional internal costs to assist certain of its resellers and distributors in selling its products to end-users.

     Service and support revenue consists primarily of revenue received for providing software updates, technical support for software products, on-site support, and consulting and education services. Revenue from updates and support is recognized ratably over the term of the agreements. Revenue allocated to consulting and education services, or derived from the separate sales of these services, is recognized as the related services are provided.

     When contracts contain multiple obligations (e.g. products, updates, technical support and other services) wherein vendor specific objective evidence exists for all undelivered elements, the Company accounts for the delivered elements in accordance with the "Residual Method" prescribed by Statement of Position 98-9.

4.   Comprehensive Income (Loss)

     Comprehensive income (loss) includes unrealized gains (losses) on investments. The impact of which is excluded from net income (loss) and is included in stockholders' equity. A summary of comprehensive income (loss) is as follows (in thousands):

                                                                Three Months Ended               Six Months Ended
                                                                       June 30,                       June 30,
                                                              ------------------------       ------------------------
                                                                 2001           2000            2001          2000
                                                              ----------     ---------       ----------    ----------

   Net loss................................................   $  (9,976)     $ (7,581)       $ (20,577)    $ (17,568)
   Unrealized gain (loss) on investments...................        (272)            1               21             4
                                                              ---------      --------        ---------     ---------
                                                              $ (10,248)     $ (7,580)       $ (20,556)    $ (17,564)
                                                              =========      ========        =========     =========

5.   Computation of Net Income (Loss) Per Share

     Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average shares of common stock and potential common shares outstanding during the period. Potential common shares outstanding consist of dilutive shares issuable upon the exercise of outstanding options to purchase common stock as computed using the treasury stock method. For periods in which we incur a loss, potential common shares outstanding are excluded from the computation of diluted net loss per share as their effect is anti-dilutive. Options to purchase approximately 17,231,000 shares and 12,808,000 shares of common stock at the weighted average price of $14.64 per share and $18.31 per share were outstanding as of June 30, 2001 and 2000, respectively, but were not included in the computation of diluted net loss per share because their effect would be anti-dilutive.

6.   Legal Proceedings

     Beginning on January 20, 2000, a number of shareholder securities class action complaints were filed in the U.S. District Court, Northern District of California, against certain of our directors and officers and the Company. On May 1, 2000, the court consolidated all of the pending cases and on May 10, 2000, appointed a lead plaintiff, who filed a consolidated amended complaint on August 7, 2000. Defendants filed motions to dismiss. On January 17, 2001, the court entered an order granting the motions to dismiss with leave to amend. On February 13, 2001, plaintiffs filed a second amended complaint, which generally alleges that, between April 22, 1999 and May 17, 2000, defendants made false or misleading statements of material fact about the Company's prospects and failed to follow generally accepted accounting principles in violation of the federal securities laws. The complaint seeks an unspecified amount in damages. Defendants filed an answer to the complaint in April 2001 denying all allegations that they violated the federal securities laws.

     On February 1, 2000, a shareholder derivative action was filed in the U.S. District Court, Northern District of California, against certain of our officers and directors. We are named as a nominal defendant. The derivative case has been related to the securities class action. Plaintiffs moved to stay the derivative case. On January 17, 2001, the court denied plaintiffs' motion to stay. Plaintiffs filed an amended complaint on February 9, 2001, which generally alleges the same conduct as the shareholder class action, and claims that defendants breached their fiduciary duties and engaged in improper insider trading. The derivative complaint sought unspecified damages and injunctive relief. Defendants moved to dismiss the derivative complaint. On July 10, 2001, the court granted defendants' motion to dismiss, but granted plaintiffs leave to amend their complaint.

     On April 13, 2000, a shareholder derivative action was filed in the Superior Court of California, County of Santa Clara, against certain of our officers and directors. We are named as a nominal defendant. On May 23, 2000, a shareholder derivative action was filed in the Superior Court of California, County of San Mateo, against certain of our officers and directors. We are named as a nominal defendant. Both state derivative complaints generally allege the same conduct as the derivative action filed in federal court, claiming that our officers and directors breached their fiduciary duties for the period October 21, 1999 through April 3, 2000, and seek unspecified damages and injunctive relief. The Santa Clara derivative case was transferred to San Mateo County and consolidated with the San Mateo derivative case. Subsequently, plaintiffs filed a consolidated amended complaint in San Mateo County. Defendants moved to dismiss the consolidated amended complaint, but the court denied defendants' motion on July 20, 2001.

     The Securities and Exchange Commission has entered a formal order of investigation concerning our restatement of financial results for the first, second and third quarters of 1999, and our revision of financial results for the fourth quarter of 1999. We have been voluntarily cooperating with the Staff of the Commission in its investigation.

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

7.   Restructuring Charges

     During the second quarter of 2001, we incurred $6.1 million of charges related primarily to the closure of our facilities in Sunnyvale, California and Eden Prairie, Minnesota. As of June 30, 2001, accrued restructuring charges totaled $3.2 million and related primarily to future lease commitments on these properties.

8.   Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." SFAS No. 141 requires the use of the purchase method of accounting for business combinations initiated after June 30, 2001, and eliminates the pooling-of-interests method. We are currently assessing, but have not yet determined, the impact of SFAS No. 141 on our financial position and results of operations.

     In June 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. We are currently assessing, but have not yet determined, the impact of SFAS No. 142 on our financial position and results of operations.

9.   Subsequent Event

     On July 17, 2001, the Company acquired Software Clearing House, Inc., based in Cincinnati, Ohio, for approximately $8 million in cash, which will be accounted for under the purchase method of accounting. Software Clearing House develops and distributes advanced storage solutions for the open systems market.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The discussion in this report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, including statements reflecting our expectations, beliefs, intentions or strategies regarding the future, including without limitation, our financial outlook, successful introduction of new products and expansion of operation. All forward-looking statements included in this document are based on information available to us on the date hereof. We assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those indicated in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, fluctuations in quarterly operating results, uncertainty in future operating results, the current challenging information technology spending environment, continued weakness in the economy, litigation, competition, product concentration, technological changes, reliance on enterprise license transactions, modifications in the application of accounting policies, reliance on indirect sales channels, changes in sales and marketing strategies, dependence on international revenue, management of our growth and expansion, the ability to attract and retain qualified personnel, the ability to integrate recently-acquired business lines and other risks discussed in this item under the heading "Risk Factors" and the risks discussed in our other Securities and Exchange Commission filings.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenue:

                                                  Three Months Ended         Six Months
                                                        June 30,           Ended June 30,
                                                 --------------------    -----------------
                                                    2001       2000       2001       2000
                                                 ---------   --------    -------   -------
Revenue:

     License .................................       64 %       64 %       64 %       65 %
     Service and support .....................       36         36         36         35
                                                   ----       ----       ----       ----
         Total revenue .......................      100        100        100        100
                                                   ----       ----       ----       ----

Cost of revenue:
     License .................................        2          3          2          3
     Service and support .....................       20         17         20         16
                                                   ----       ----       ----       ----
         Total cost of revenue ...............       22         20         22         19
                                                   ----       ----       ----       ----
         Gross profit ........................       78         80         78         81
                                                   ----       ----       ----       ----

Operating expenses:
     Sales and marketing .....................       49         43         50         44
     Research and development ................       26         26         25         26
     General and administrative ..............       11         11         12         12
     Amortization of acquired intangibles ....       12         16         14         16
     Restructuring charges ...................       10          -          5          -
                                                   ----       ----       ----       ----
              Total operating expenses .......      108         96        106         98
                                                   ----       ----       ----       ----
Loss from operations .........................      (30)       (16)       (28)       (17)
Interest and other income, net ...............        6          3          4          2
                                                   ----       ----       ----       ----
Loss before benefit from income taxes ........      (24)       (13)       (24)       (15)
Benefit from income taxes ....................       (8)         -         (7)         -
                                                   ----       ----       ----       ----
Net loss .....................................      (16)%      (13)%      (17)%      (15)%
                                                   ====       ====       ====       ====

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

Revenue

     Total revenue increased $4.2 million, or 7%, to $62.5 million in the second quarter of 2001 from $58.3 million for the second quarter of 2000. For the first six months of 2001, total revenue increased $4.8 million, or 4%, to $123.6 million from $118.8 million for the same period in 2000.

     License revenue. License revenue increased $2.7 million, or 7%, to $40.1 million in the second quarter of 2001 from $37.4 million in the second quarter of 2000. The increase was primarily due to more significant license transactions for greater values being signed during the second quarter of 2001 as compared to the second quarter of 2000. For the first six months of 2001, license revenue increased $1.2 million, or 2%, to $78.6 million from $77.4 million for the same period in 2000.

     Service and Support Revenue. Service and support revenue increased $1.5 million, or 7%, to $22.4 million in the second quarter of 2001 from $20.9 million in the second quarter of 2000. The increase was primarily as a result of the growth in the number of registered customers electing to subscribe to support contracts and the renewals of software support contracts after the initial one-year term partially offset by a decrease in revenue from education and consulting services. During the second quarter, we transitioned our education services to Global Knowledge Networks, Inc., an international information technology education integrator. As a result, we expect education services to continue to decrease in the third quarter. However, we expect our consulting organization to return to more historical levels in the third quarter of 2001. For the first six months of 2001, service and support revenue increased $3.6 million, or 9%, to $45.0 million from $41.4 million for the same period a year ago. Our increase in internal staffing for software support helped to increase new sales and renewals of our software support contracts.

     International license revenue increased $6.5 million, or 43%, to $21.5 million in the second quarter of 2001 from $15.0 million in the second quarter of 2000. International license revenue increased primarily as a result of the continued market acceptance of our products overseas as we continue to increase the number of international sales offices, international distributors and resellers marketing our products. The majority of international license revenue came from Europe during these periods. We intend to continue to expand our international operations, which will require management's attention and financial resources. To the extent that we are unable to affect these additions in a timely manner, our growth, if any, in international revenue will be limited, and our business, operating results and financial condition could be seriously harmed. In addition, we cannot guarantee that we will be able to maintain or increase international market demand for our products.

Gross Profit

     Gross profit increased $2.1 million, or 5%, to $48.6 million, representing 78% of total revenue, in the second quarter of 2001 from $46.5 million, representing 80% of total revenue, in the second quarter of 2000. For the first six months of 2001, gross profit decreased $0.5 million, or 1%, to $95.9 million, representing 78% of total revenue, from $96.4 million, representing 81% of total revenue, in 2000.

     Gross profit from license revenue consists of license revenue less the related costs of product media, documentation, third-party royalties and packaging. Gross profit from license revenue increased $3.1 million, or 9%, to $38.9 million, representing 97% of license revenue, in the second quarter of 2001 from $35.8 million, representing 96% of license revenue, in the second quarter of 2000. For the first six months of 2001, gross profit from license revenue increased $2.4 million, or 3%, to $76.7 million, representing 98% of license revenue, from $74.2 million, representing 96% of license revenue, in 2000. The increase in absolute dollars relates to the overall increase of license revenue.

     Gross profit from service and support revenue decreased $1.0 million, or 9%, to $9.7 million, representing 43% of service and support revenue, in the second quarter of 2001 from $10.7 million, representing 51% of service and support revenue, in the second quarter of 2000. For the first six months of 2001, gross profit from service and support revenue decreased $2.9 million, or 13%, to $19.3 million, representing 43% of service and support revenue, from $22.2 million, representing 54% of service and support revenue, in 2000. The decrease relates primarily to a smaller number of consulting services billings during the second quarter of 2001. The reduced billings resulted from an increase in the amount of pre-sale activities and the necessity of providing higher support levels to customers. Service and support personnel increased to 309 in 2001 from 287 in 2000. Costs of service and support revenue consist primarily of personnel-related costs incurred in providing telephone support, consulting services, training to customers and costs of providing software updates, education and consulting materials.

Operating Expenses

     Sales and marketing. Sales and marketing expenses consist primarily of salaries and commissions for sales and marketing personnel and promotional expenses. Sales and marketing expenses increased $5.6 million, or 22%, to $30.6 million in the second quarter of 2001 from $25.0 million in the second quarter of 2000. For the first six months of 2001, sales and marketing expenses increased $8.4 million, or 16%, to $61.0 million from $52.6 million for the same period in 2000. The increase in sales and marketing expenses was primarily attributable to the replacement of headcount after sales headcount was reduced by 12% in the second quarter of 2000. Sales and marketing personnel increased to 483 in 2001 from 409 in 2000. We believe that sales and marketing expenses will be relatively constant in absolute dollars, but will decrease as a percentage of revenue as the sales force becomes more productive.

     Research and development. Research and development expenses consist primarily of personnel-related costs. Research and development expenses increased $0.9 million, or 6%, to $16.0 million in the second quarter of 2001 from $15.1 million in the second quarter of 2000. For the first six months of 2001, research and development expenses increased $0.1 million, or less than 1%, to $31.2 million from $31.1 million for the same period in 2000. The slight increase in research and development expenses was primarily attributable to travel and entertainment costs and incentive compensation offset by a decrease in salaries. The number of research and development personnel decreased to 377 in 2001 from 402 in 2000. We expect research and development expenses to increase slightly in absolute dollars.

     General and administrative. General and administrative expenses include personnel and other costs of our finance, human resources, facilities, information systems and other administrative departments. General and administrative expenses increased $1.1 million, or 17%, to $7.3 million in the second quarter of 2001 from $6.2 million in the second quarter of 2000. For the first six months of 2001, general and administrative expenses increased $0.6 million, or 4%, to $14.7 million from $14.1 million for the same period in 2000. Excluding non-recurring professional fees of $1.3 million in 2000, general and administrative expenses increased $1.9 million, or 15%. The increase in general and administrative expenses was primarily attributable to increased staffing. General and administrative personnel increased to 179 in 2001 from 154 in 2000. We believe that general and administrative expenses will increase slightly in absolute dollars, but remain constant or decrease as a percentage of revenue.

     Amortization of intangibles. Amortization of intangibles decreased $1.8 million to $7.7 million in the second quarter of 2001 from $9.5 million in the second quarter of 2000. For the first six months of 2001, amortization of intangibles decreased $2.2 million to $16.8 million from $19.0 million in 2000. We are amortizing these intangibles on a straight-line basis over periods ranging from seventeen months to five years from the respective dates of acquisition.

     Restructuring Charges. During the second quarter of 2001, we incurred $6.1 million of charges related primarily to the closure of our facilities in Sunnyvale, California and Eden Prairie, Minnesota. As of June 30, 2001, accrued restructuring charges totaled $3.2 million and related primarily to future lease commitments on these properties.

     Interest and other income, net. Interest and other income primarily represents interest income from funds available for investment. Interest and other income, net increased $1.9 million to $3.7 million in the second quarter of 2001 from $1.8 million in the second quarter of 2000 and increased $2.1 million to $4.8 million in the first six months in 2001 from $2.7 million for the same period in 2000. The increase year over year related primarily to a gain on the sale of our equity investment in HighGround Systems, Inc. after HighGround was acquired by Sun Microsystems in April 2001.

     Benefit from income taxes. The benefit from income taxes for the second quarter of 2001 was $5.4 million compared to $0.1 million for the second quarter of 2000. The effective tax rate was 35% for the second quarter of 2001 and 1% for the second quarter of 2000. For the first six months of 2001, the benefit from income taxes was $8.4 million compared to $0.2 million for the same period in 2000. The increase in the benefit for income taxes primarily relates to a decrease in the amount of goodwill amortized that is non-deductible for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

     Our cash, cash equivalents and investments totaled $170.2 million as of June 30, 2001, and represented 42% of total assets as compared to $165.1 million as of December 31, 2000. Cash and cash equivalents are highly liquid investments with original maturities of ninety days or less. Investments consist mainly of short-term municipal securities and auction rate receipts. As of June 30, 2001, we had no long-term debt and stockholders' equity was $313.7 million.

     We have financed our operations to date primarily by cash from operations and the sale of common stock. Net cash provided by operating activities was $5.8 million for the six months ended June 30, 2001 and consisted primarily of a net change in assets and liabilities of $14.4 million and depreciation and amortization of $27.1 million, partially offset by the net loss of $20.6 million and deferred taxes of $18.9 million. For the six months ended June 30, 2000, net cash provided by operating activities was $7.1 million and consisted primarily of depreciation and amortization of $25.9 million partially offset by the net loss of $17.6 million.

     Net cash used in investing activities was $20.3 million for the six months ended June 30, 2001, which resulted from the net purchases of marketable securities of $9.8 million and the acquisition of property and equipment of $10.5 million. For the six months ended June 30, 2000, net cash used in investing activities was $19.7 million, which primarily resulted from the acquisition of property and equipment of $18.1 million.

     Net cash provided by financing activities was $9.7 million for the six months ended June 30, 2001, which resulted from the proceeds received from the issuance of our common stock from stock option exercises and our employee stock purchase plan. For the six months ended June 30, 2000, net cash provided by financing activities was $2.7 million, which resulted from the proceeds received from the issuance of our common stock of $9.6 million partially offset by a payment of a note payable of $6.8 million.

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

     .    Macroeconomic uncertainty and weakness in the markets in which we operate;
     . Market acceptance of our new products, applications and product enhancements of our competitors;
     .    Changes in pricing policies or those of our competitors;
     . The current challenging spending environment in our customers' IT departments;
     . Our ability to develop, introduce and market new products, applications and product enhancements;
     .    Our ability to control costs;
     .    Quality control of products sold;
     .    Lengthy sales cycles, particularly with enterprise license transactions;
     . Delay in the recognition of revenue from enterprise license and application service provider transactions;
     . Modification in reseller relationships resulting in changes to the application of revenue recognition policies;
     .    Success in expanding sales and marketing programs;
     .    Technological changes in our markets;
     .    The mix of sales among our channels;
     . Deferrals of customer orders in anticipation of new products, applications or product enhancements;
     . Market readiness to deploy our products for distributed computing environments;
     .    Changes in our strategy or that of our competitors;
     .    Customer budget cycles and changes in these budget cycles;
     .    Foreign currency and exchange rates;
     .    Our ability to effectively manage and reduce our tax liabilities;
     .    Our ability to integrate recently acquired business lines;
     . Acquisition costs or other non-recurring charges in connection with the acquisition of companies, products or technologies;
     .    Personnel changes; and
     .    General economic factors.

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

     We cannot predict our future revenue with any significant degree of certainty for several reasons including:

     . License and royalty revenue are difficult to forecast. Our royalty revenue is dependent upon product license sales by OEMs of their products that incorporate our software. Accordingly, this royalty revenue is subject to OEMs' product cycles, which are also difficult for us to predict. Fluctuations in licensing activity from quarter to quarter further impact royalty revenue, because initial license fees generally are non-recurring and recognized upon the signing of a license agreement.
     . Revenue in any quarter is substantially dependent on orders booked and shipped in that quarter since we operate with virtually no order backlog;
     . We do not recognize revenue on sales to domestic distributors until the products are sold through to end-users;
     . Macroeconomic factors may affect our customers' decision to license our products or procure services;
     .    The storage management market is rapidly evolving;
     . Our sales cycles vary substantially from customer to customer, in large part because we are becoming increasingly dependent upon larger company-wide enterprise license transactions to corporate customers. Such transactions include product license, service and support components and take a long time to complete;
     . Due to general economic factors that currently affect our customers' businesses, those customers are being more deliberate in the manner in which they make information technology spending decisions.
     . The timing of large orders can significantly affect revenue within a quarter;

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

     On February 1, 2000, a shareholder derivative action was filed in the U.S. District Court, Northern District of California, against certain of our officers and directors. We are named as a nominal defendant. The derivative case has been related to the securities class action. Plaintiffs moved to stay the derivative case. On January 17, 2001, the Court denied plaintiffs' motion to stay. Plaintiffs filed an amended complaint on February 9, 2001, which generally alleges the same conduct as the shareholder class action, and claims that defendants breached their fiduciary duties and engaged in improper insider trading. The derivative complaint sought unspecified damages and injunctive relief. Defendants moved to dismiss the derivative complaint. On July 10, 2001, the court granted defendants' motion to dismiss, but granted plaintiffs leave to amend their complaint.

     On April 13, 2000, a shareholder derivative action was filed in the Superior Court of California, County of Santa Clara, against certain of our officers and directors. We are named as a nominal defendant. On May 23, 2000, a shareholder derivative action was filed in the Superior Court of California, County of San Mateo, against certain of our officers and directors. We are named as a nominal defendant. Both state derivative complaints generally allege the same conduct as the derivative action filed in federal court, claiming that our officers and directors breached their fiduciary duties for the period October 21, 1999 through April 3, 2000, and seek unspecified damages and injunctive relief. The Santa Clara derivative case was transferred to San Mateo County and consolidated with the San Mateo derivative case. Subsequently, plaintiffs filed a consolidated amended complaint in San Mateo County. Defendants moved to dismiss the consolidated amended complaint, but the court denied defendants' motion on July 20, 2001.

     The Securities and Exchange Commission has entered a formal order of investigation concerning our restatement of financial results for the first, second and third quarters of 1999, and our revision of financial results for the fourth quarter of 1999. We have been voluntarily cooperating with the Staff of the Commission in its investigation.

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

     Windows NT and Windows 2000 platforms:
     --------------------------------------
         Computer Associates; and
         Veritas.

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

     The markets for our products are characterized by rapid technological change, changing customer needs, frequent new software product introductions and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards could render our existing products obsolete and unmarketable. To be successful, we need to develop and introduce new software products on a timely basis that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of our customers. In addition, we need to continue to integrate into our product lines the technologies of products we acquired through the acquisitions of Intelliguard Software, Inc., Qualix Group, Inc. (dba FullTime Software Inc.) and Vinca Corporation in 1999, and the technologies we acquired from Software Clearing House, Inc. in July 2001. We may fail to develop and market new products that respond to technological changes or evolving industry standards, experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products or fail to develop new products that adequately meet the requirements of the marketplace or achieve market acceptance. If so, our business, operating results and financial condition would be seriously harmed.

     We have introduced several new products already this year, and currently plan to introduce and market several more potential new products in the next twelve months. Some of our competitors currently offer certain of these potential new products. Such potential new products are subject to significant technical risks. We may fail to introduce such potential new products on a timely basis or at all. In the past, we have experienced delays in the commencement of commercial shipments of our new products. Such delays caused customer frustrations and delay or loss of revenue. If potential new products are delayed or do not achieve market acceptance, our business, operating results and financial condition would be seriously harmed. In the past, we have also experienced delays in purchases of our products by customers anticipating our launch of new products. Our business, operating results and financial condition would be seriously harmed if customers defer material orders in anticipation of new product introductions.

     Our products may contain undetected errors.

     Software products as complex as those we offer may contain undetected errors or failures when first introduced or as new versions are released. We have in the past discovered software errors in certain of our new products after their introduction. We experienced delays or lost revenue during the period required to correct these shipments, despite testing by us and by our current and potential customers. In addition, customers have in the past brought to our attention "bugs" in our software created by the customers' unique operating environment. Although we have been able to fix such software bugs in the past, we may not always be able to do so. These types of circumstances may result in the loss of or delay in market acceptance of our products, which could seriously harm our business, operating results and financial condition.

     We rely on enterprise license transactions.

     We have developed strategies to pursue larger enterprise license transactions with corporate customers. However, we may not continue to successfully market our products through larger enterprise license transactions. In addition, many of the large organizations that we target as customers have lowered their rate of spending on enterprise software. Such failure would seriously harm our business, operating results and financial condition. Our operating results are sensitive to the timing of such orders. Such orders are difficult to manage and predict because:

     . The sales cycle is typically lengthy, generally lasting three to six months, and varies substantially from transaction to transaction;
     . Enterprise license transactions often include multiple elements such as product licenses and service and support;
     . Recognition of revenue from enterprise license transactions may vary from transaction to transaction;
     . They typically involve significant technical evaluation and commitment of capital and other resources;
     . A growing number of our direct-license customers are located outside the United States, where the sales cycle can be lengthier than transactions negotiated within the U.S.;
     . Our customers are being more deliberate about information technology spending decisions due to the current state of the overall economy; and
     . Customers' internal procedures frequently cause delays in orders. Such internal procedures include approval of large capital expenditures, implementation of new technologies within their networks, and testing new technologies that affect key operations.

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

     As noted above, we rely significantly upon resellers as part of our overall marketing strategy. We are currently realigning our approach to working with our strategic allies and other resellers. The objective of our new approach is to form stronger ties with specific companies with whom we have global alliances. We are also restructuring our reseller networks in order to create greater rewards for distributors and resellers that demonstrate a greater commitment to us, as measured in net sales, technical certification and other factors. As a result of these changes, we may negatively affect the volume of sales through our strategic alliances or our resellers. If a significant number of resellers were to cease doing business with us as a result of these changes, and sales through the remaining resellers failed to compensate for the lost resellers, this strategic change could seriously harm our business, operating results and financial condition.

     We depend on international revenue.

     Our continued growth and profitability will require further expansion of our international operations. To successfully expand international operations, we must establish additional foreign operations, hire additional personnel and recruit additional international resellers. This will require significant management attention and financial resources and could seriously harm our operating margins. If we fail to further expand our international operations in a timely manner, our business, operating results and financial condition could be seriously harmed. In addition, we may fail to maintain or increase international market demand for our products. Most of our international sales are currently denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and, therefore, potentially less competitive in those markets. In some markets, localization of our products and license documents is essential to achieve or increase market penetration. We may incur substantial costs and experience delays in localizing our products and license language. We also may fail to generate significant revenue from localized products.

     Additional risks inherent in our international business activities generally include:

     . Significant reliance on our distributors and other resellers who do not offer our products exclusively;
     .    Unexpected changes in regulatory requirements;

     .    Tariffs and other trade barriers;
     .    Lack of acceptance of localized products, if any, in foreign countries;
     .    Longer negotiation and accounts receivable payment cycles;
     .    Difficulties in managing international operations;
     . Potentially adverse tax consequences, including restrictions on the repatriation of earnings;
     . The burdens of complying with a wide variety of multiple local country and regional laws; and
     .    The risks related to the global economic turbulence.

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

     We recently experienced a period of high employee turnover and have hired a number of new executives at the levels of director, vice president and above. Our future success also depends on our continuing ability to attract and retain highly qualified technical, sales and managerial personnel. Competition for such highly qualified personnel remains intense, and we may fail to retain our key technical, sales and managerial employees or attract, assimilate or retain other highly qualified technical, sales and managerial personnel in the future.

     Our revenue recognition could be impacted by the unauthorized actions of our personnel.

     The recognition of our revenue depends on, among other things, the terms negotiated in our contracts with our customers. Our personnel may act outside of their authority and negotiate additional terms without our knowledge. In the event that our sales personnel have negotiated terms that do not appear in the contract and of which we are unaware, whether the additional terms are written or verbal, then we could be prevented from recognizing revenue in accordance with our plans.

     We rely on our sales personnel.

     We experienced a number of voluntary resignations in our sales force during the past year, including some of our senior level sales employees. Our future success depends on our continuing ability to attract and retain highly qualified sales personnel. Competition for such personnel remains intense, and we may fail to retain our sales personnel or attract, assimilate or retain other highly qualified sales personnel in the future. Any further disruption to our sales force could seriously harm our business, operating results and financial condition.

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

     Segments of the computer industry have recently experienced significant economic downturns characterized by decreased product demand, product overcapacity, price erosion, work slowdowns and layoffs. These downturns appear to coincide with the widely-reported weakness in the overall economy. Our operations may experience substantial fluctuations from period-to-period as a consequence of such industry trends, general economic conditions affecting the timing of orders from major customers and other factors affecting capital spending. The occurrence of such factors could seriously harm our business, operating results or financial condition.

     If we make unprofitable acquisitions or are unable to successfully integrate any acquisition, our business would suffer.

     We have in the past, and may in the future, acquire businesses, products or technologies that we believe compliment or expand our existing business. In July 2001, we acquired Software Clearing House, Inc. ("SCH"), a software developer, reseller and consulting organization based in Cincinnati, Ohio. Our ability to achieve results in the second half of 2001 and beyond will be dependent in part upon our ability to successfully integrate the people, products and business lines of SCH. In addition, we will need to work with SCH's customers and business partners to establish new relationships based upon the broader range of products and services available from us. Further, we must accomplish the synergies identified during the acquisition process. Failure to execute on any of these elements of the integration process could seriously harm our business, operating results or financial condition.

     We cannot assure you that any acquisitions or acquired businesses, products or technologies associated therewith will generate sufficient revenue to offset the associated costs of the acquisitions or will not result in other adverse effects. Moreover, from time to time, we may enter into negotiations for the acquisition of businesses, products or technologies but be unable or unwilling to consummate the acquisitions under consideration. This could cause significant diversion of managerial attention and out of pocket expenses to us. We could also be exposed to litigation as a result of an unconsummated acquisition, including the claims that we failed to negotiate in good faith, misappropriated confidential information or other claims.

     Protection of our intellectual property is limited.

     Our success depends significantly upon proprietary technology. To protect our proprietary rights, we rely on a combination of patents, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions. We seek to protect our software, documentation and other written materials under patent, trade secret and copyright laws, which afford only limited protection. However, we may not develop proprietary products or technologies that are patentable, any issued patent may not provide us with any competitive advantages or may be challenged by third parties or the patents of others may seriously impede our ability to do business.

     Despite our efforts to protect our proprietary rights, we are aware that unauthorized parties have attempted to transfer licenses to third parties, copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use and transfer of our products is difficult, and software piracy can be expected to be a persistent problem. In licensing our products, other than in enterprise license transactions, we rely on "shrink wrap" licenses that are not signed by licensees. Such licenses may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Our means of protecting our proprietary rights may not be adequate. Our competitors may independently develop similar technology, duplicate our products or design around patents issued to us or other intellectual property rights of ours.

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

     The trading of our common stock historically has been highly volatile, and we expect that the price of our common stock will continue to fluctuate significantly in the future. An investment in our common stock is subject to a variety of significant risks, including, but not limited to the following:

     . Quarterly fluctuations in financial results or results of other software companies;
     .    Changes in our revenue growth rates or our competitors' growth rates;
     .    Announcements that our revenue or income are below analysts'
          expectations;
     .    Changes in analysts' estimates of our performance or industry performance;
     .    Announcements of new products by our competitors or by us;
     . Announcements of disappointing financial results from our competitors, strategic allies or major end users;
     . Developments with respect to our patents, copyrights or proprietary rights or those of our competitors;
     .    Sales of large blocks of our common stock;
     .    Conditions in the financial markets in general;
     .    Litigation; and
     . General business conditions and trends in the distributed computing environment and software industry.

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

     The table below presents the carrying value and related weighted average interest rates for our interest bearing instruments as of June 30, 2001 (dollars in millions).

                                                             Carrying  Interest
                                                               Value     Rate
                                                             --------  --------
     Interest bearing instruments:
         Cash equivalents--fixed rate ....................    $  82.1    4.9 %
         Investments--fixed rate .........................       52.8    5.9
                                                              -------
                                                              $ 134.9
                                                              =======

     Foreign Currency Risk. As a global concern, we face exposure to adverse movements in foreign currency exchange rates. This exposure may change over time as business practices evolve and could seriously harm our financial results. Substantially all of our international sales are currently denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and therefore, reduce the demand for our products. Reduced demand for our products could seriously harm our financial results. Currently, we do not hedge against any foreign currencies and as a result, could incur unanticipated gains or losses.

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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
           Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           Not applicable.

ITEM 5.   OTHER INFORMATION
           Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

           (a) Exhibits: None.

           (b) Reports on Form 8-K: The Company did not file any Reports on Form 8-K during the quarter ended June 30, 2001.


                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                   LEGATO SYSTEMS, INC.


                                   By:  /s/ Andrew J. Brown
                                       -------------------------

                                      Andrew J. Brown
                                      Executive Vice President, Finance and
                                      Chief Financial Officer

                                   By:  /s/ Cory J. Sindelar
                                       -------------------------

                                      Cory J. Sindelar
                                      Vice President, Corporate Controller and
                                      Principal Accounting Officer

Date: August 14, 2001