Form 10-Q
period 2001-09-30
LEGATO SYSTEMS INC
filed 2001-11-14
CIK 859360

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2001

                                       OR

[_]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _________________ to ___________________

                        Commission File Number: 000-26130

                               ___________________

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

                                 Yes [X] No [_]

The number of shares outstanding of the Registrant's Common Stock as of November 2, 2001 was 89,449,838.

                               LEGATO SYSTEMS, INC

                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                                               Page No.
                                                                                               --------
Item 1    Financial Statements:

          Condensed Consolidated Balance Sheets as of September 30, 2001 and December 31,
          2000 - (unaudited) ................................................................     3

          Condensed Consolidated Statements of Operations for the three and nine months
          ended September 30, 2001 and 2000 - (unaudited) ...................................     4

          Condensed Consolidated Statements of Cash Flows for the nine months ended
          September 30, 2001 and 2000 - (unaudited) .........................................     5

          Notes to Condensed Consolidated Financial Statements - (unaudited) ................     6

Item 2    Management's Discussion and Analysis of Financial Condition and Results of
          Operations ........................................................................     11

Item 3    Quantitative and Qualitative Disclosures about Market Risk ........................     23

                                      PART II - OTHER INFORMATION

Item 1    Legal Proceedings .................................................................     24

Item 2    Changes in Securities and Use of Proceeds .........................................     24

Item 3    Defaults upon Senior Securities ...................................................     24

Item 4    Submission of Matters to a Vote of Security Holders ...............................     24

Item 5    Other Information .................................................................     24

Item 6    Exhibits and Reports on Form 8-K ..................................................     24

          Signatures ........................................................................     24

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              LEGATO SYSTEMS, INC.
                      Condensed Consolidated Balance Sheets
                                 (in thousands)


                                                                          September 30,     December 31,
                                                                              2001             2000
                                                                          -------------     ------------
                                                                                    (unaudited)
                                     ASSETS
Current assets:
     Cash and cash equivalents.....................................         $ 79,983         $110,274
     Short-term investments........................................           73,352           40,626
     Accounts receivable, net......................................           37,004           47,655
     Deferred tax assets...........................................           63,623           35,272
     Other current assets..........................................           13,053           20,465
                                                                          -------------     ------------
          Total current assets.....................................          267,015          254,292
Long-term investments..............................................                -           14,245
Property and equipment, net........................................           40,282           37,328
Intangible assets, net.............................................           89,705          103,900
Other assets.......................................................            4,078            5,099
                                                                          -------------     ------------
                                                                            $401,080         $414,864
                                                                          =============     ============

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable..............................................         $ 10,137         $  5,126
     Accrued liabilities...........................................           38,991           33,551
     Deferred revenue..............................................           43,915           53,853
                                                                          -------------     ------------
          Total current liabilities................................           93,043           92,530
Stockholders' equity...............................................          308,037          322,334
                                                                          -------------     ------------
                                                                            $401,080         $414,864
                                                                          =============     ============

     See accompanying notes to condensed consolidated financial statements.

                              LEGATO SYSTEMS, INC.
                 Condensed Consolidated Statements of Operations
                      (in thousands, except per share data)


                                                           Three Months Ended         Nine Months Ended
                                                              September 30,             September 30,
                                                          --------------------      ---------------------
                                                           2001          2000        2001           2000
                                                          ------        ------      ------         ------
                                                                             (unaudited)
Revenue:
     License...........................................  $ 32,681    $  32,936    $ 111,267     $ 110,307
     Service and support...............................    24,332       21,234       69,304        62,664
                                                         --------    ---------    ---------     ---------
         Total revenue.................................    57,013       54,170      180,571       172,971
                                                         --------    ---------    ---------     ---------

Cost of revenue:
     License...........................................     2,055        1,387        3,986         4,531
     Service and support...............................    11,297       10,158       37,015        29,421
                                                         --------    ---------    ---------     ---------
         Cost of revenue...............................    13,352       11,545       41,001        33,952
                                                         --------    ---------    ---------     ---------
         Gross profit..................................    43,661       42,625      139,570       139,019
                                                         --------    ---------    ---------     ---------

Operating expenses:
     Sales and marketing...............................    32,302       25,904       93,330        78,544
     Research and development..........................    17,055       14,229       48,285        45,360
     General and administrative........................     8,092        6,112       22,767        20,166
     Amortization of acquired intangibles..............     7,516        9,522       24,270        28,567
     Restructuring charges.............................    (1,329)           -        4,758             -
                                                         --------    ---------    ---------     ---------
          Total operating expenses.....................    63,636       55,767      193,410       172,637
                                                         --------    ---------    ---------     ---------
Loss from operations...................................   (19,975)     (13,142)     (53,840)      (33,618)
Interest and other income, net.........................     1,281        1,923        6,124         4,654
                                                         --------    ---------    ---------     ---------
Loss before benefit from income taxes..................   (18,694)     (11,219)     (47,716)      (28,964)
                                                         --------    ---------    ---------     ---------
Benefit from income taxes..............................    (5,710)      (7,475)     (14,155)       (7,652)
                                                         --------    ---------    ---------     ---------
Net loss...............................................  $(12,984)   $  (3,744)   $ (33,561)    $ (21,312)
                                                         ========    =========    =========     =========

Net loss per share:
     Basic and diluted.................................  $ ( 0.15)   $   (0.04)   $   (0.38)    $   (0.25)
                                                         ========   =========    =========     =========

     Weighted average common shares outstanding........    89,288       86,956       88,624        86,527
                                                         ========    =========    =========     =========



     See accompanying notes to condensed consolidated financial statements.

                              LEGATO SYSTEMS, INC.
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                               Nine Months Ended
                                                                                                 September 30,
                                                                                         -----------------------------
                                                                                             2001             2000
                                                                                         -----------       -----------
                                                                                                 (unaudited)
Cash flows from operating activities:
   Net loss.........................................................................      $(33,561)         $(21,312)
   Adjustments to reconcile net loss to net cash provided by operating activities:
       Deferred taxes...............................................................       (27,991)          (13,648)
       Depreciation and amortization................................................        39,105            39,428
       Provision for doubtful accounts and product returns..........................         1,562             1,917
       Tax benefit from stock option exercises......................................         5,434             2,197
         Changes in assets and liabilities:
           Accounts receivable......................................................        10,646            12,892
           Other assets.............................................................         8,743              (189)
           Accounts payable.........................................................         3,289              (755)
           Accrued liabilities......................................................         3,492            (6,343)
           Deferred revenue.........................................................       (10,169)           (1,818)
                                                                                         -----------       -----------
              Net cash provided by operating activities.............................           550            12,369
                                                                                         -----------       -----------

Cash flows from investing activities:
   Purchases of available-for-sale securities.......................................      (391,614)          (49,905)
   Maturities and sales of available-for-sale securities............................       373,760            50,111
   Acquisition of Software Clearing House, Inc......................................        (8,697)                -
   Purchase of property and equipment...............................................       (17,493)          (21,105)
                                                                                         -----------       -----------
              Net cash used in investing activities.................................       (44,044)          (20,899)
                                                                                         -----------       -----------

Cash flows from financing activities-
   Proceeds from issuance of common stock...........................................        13,203            14,497
   Payment of short-term loan payable...............................................             -            (6,847)
                                                                                         -----------       -----------
              Net cash provided by financing activities.............................        13,203             7,650
                                                                                         -----------       -----------

Net change in cash and cash equivalents.............................................       (30,291)             (880)

Cash and cash equivalents at beginning of period....................................       110,274           115,222
                                                                                         -----------       -----------

Cash and cash equivalents at end of period..........................................      $ 79,983          $114,342
                                                                                         ===========       ===========




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

     Certain prior year consolidated financial statement balances have been reclassified to conform to the 2001 presentation.

2.   Balance Sheet Components

                                                              September 30,      December 31,
                                                                  2001               2000
                                                              -------------      ------------
Accounts receivable:
     Trade accounts receivable...............................  $ 44,371           $ 55,386
     Allowances for doubtful accounts and product returns....    (7,367)            (7,731)
                                                               --------           --------
                                                               $ 37,004           $ 47,655
                                                               ========           ========
Property and equipment:
     Computer equipment and software.........................  $ 58,585           $ 46,114
     Furniture and fixtures..................................    10,848             10,138
     Office equipment........................................     5,689              4,474
     Leasehold improvements..................................    11,404             11,676
                                                               --------           --------
                                                                 86,526             72,402
     Accumulated depreciation and amortization...............   (46,244)           (35,074)
                                                               --------           --------
                                                               $ 40,282           $ 37,328
                                                               ========           ========
Accrued liabilities:
     Accrued compensation and benefits.......................  $ 13,949           $ 14,806
     Income taxes payable....................................    12,847              9,240
     Other accrued liabilities...............................    12,195              9,505
                                                               --------           --------
                                                               $ 38,991           $ 33,551
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

4.   Comprehensive Income (Loss)

     Comprehensive income (loss) includes unrealized gains (losses) on investments. The impact of which is excluded from net income (loss) and is included in stockholders' equity. A summary of comprehensive income (loss) is as follows (in thousands):

                                                               Three Months Ended           Nine Months Ended
                                                                  September 30,               September 30,
                                                             -----------------------     -----------------------
                                                               2001           2000         2001           2000
                                                             ---------     ---------     ---------     ---------
  Net loss.................................................  $(12,984)      $(3,744)     $(33,561)     $(21,312)
  Unrealized gain (loss) on investments (net of taxes) ....       606            33           627            37
                                                             --------       -------      --------      --------
                                                             $(12,378)      $(3,711)     $(32,934)     $(21,275)
                                                             ========       =======      ========      ========


5.   Computation of Net Income (Loss) Per Share

     Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average shares of common stock and potential common shares outstanding during the period. Potential common shares outstanding consist of dilutive shares issuable upon the exercise of outstanding options to purchase common stock as computed using the treasury stock method. For periods in which we incur a loss, potential common shares outstanding are excluded from the computation of diluted net loss per share as their effect is anti-dilutive. Options to purchase approximately 21,650,000 shares and 12,251,000 shares of common stock at the weighted average price of $12.51 per share and $17.56 per share were outstanding as of September 30, 2001 and 2000, respectively, but were not included in the computation of diluted net loss per share because their effect would be anti-dilutive.

6.   Legal Proceedings

     Beginning on January 20, 2000, a number of shareholder securities class action complaints were filed in the U.S. District Court, Northern District of California, against us and certain of our directors and officers. On May 1, 2000, the court consolidated the pending cases and, on May 10, 2000, appointed a lead plaintiff, who filed a consolidated amended complaint on August 7, 2000. Defendants moved to dismiss. On January 17, 2001, the court granted the motions to dismiss with leave to amend. On February 13, 2001, plaintiffs filed a second amended complaint, which generally alleges that, between April 22, 1999 and May 17, 2000, defendants made false or misleading statements of material fact about our prospects and failed to follow generally accepted accounting principles in violation of the federal securities laws. The complaint seeks an unspecified amount in damages. Defendants answered the complaint in April 2001 denying all allegations that they violated the federal securities laws.

     On February 1, 2000, a shareholder derivative action was filed in the U.S. District Court, Northern District of California, against certain of our officers and directors. We are named as a nominal defendant. The derivative case has been related to the securities class action. Plaintiffs filed an amended complaint on February 9, 2001, which generally alleges the same conduct as the shareholder class action, and claims that defendants breached their fiduciary duties and engaged in improper insider trading. The derivative complaint sought unspecified damages and injunctive relief. Defendants moved to dismiss the derivative complaint. On July 10, 2001, the court granted defendants' motion to dismiss with leave to amend. Plaintiffs filed an amended complaint on August 23, 2001; plaintiffs then moved to voluntarily dismiss the amended complaint with the right to refile the complaint at a later date if they choose to do so. Defendants have moved to permanently dismiss the amended complaint.

     On April 13, 2000, a shareholder derivative action was filed in the Superior Court of California, County of Santa Clara, against certain of our officers and directors. We are named as a nominal defendant. On May 23, 2000, a shareholder derivative action was filed in the Superior Court of California, County of San Mateo, against certain of our officers and directors. We are named as a nominal defendant. Both state derivative complaints generally allege the same conduct as the derivative action filed in federal court, claiming that our officers and directors breached their fiduciary duties for the same period, and seek unspecified damages and injunctive relief. The state derivative cases have been consolidated in San Mateo County. Plaintiffs filed a consolidated amended complaint. Defendants filed a demurrer, which was denied on July 20, 2001. Defendants have filed a writ petition with the California Court of Appeal and California Supreme Court.

     The Securities and Exchange Commission has entered a formal order of investigation concerning our restatement of financial results for the first, second and third quarters of 1999, and our revision of financial results for the fourth quarter of 1999. We have been voluntarily cooperating with the Staff of the Commission in its investigation.

     The Company and the individual defendants intend to defend all of these actions vigorously. However, there can be no assurance that any of the complaints discussed above will be resolved without costly litigation, or in a manner that is not materially adverse to our financial position, results of operations or cash flows. No estimate can be made of the possible loss or possible range of losses associated with the resolution of these contingencies.

7.   Restructuring Charges

     During the second quarter of 2001, we incurred $6.1 million of charges related primarily to the closure of our facilities in Sunnyvale, California and Eden Prairie, Minnesota. During the third quarter of 2001, we subleased our facility in Sunnyvale, which reduced our expected loss on future lease commitments by $1.3 million and is reflected as a credit on the Statement of Operations. During the quarter, we also paid approximately $1.0 million in lease commitments and real estate broker's fees. As of September 30, 2001, accrued restructuring charges totaled $0.9 million and related primarily to future lease commitments related to the facilities in Eden Prairie and Paris, France.

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

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed." We are currently assessing, but have not yet determined, the impact of SFAS No. 144 on our financial position and results of operations.

9.   Acquisition of Software Clearing House, Inc.

     On July 17, 2001, the Company acquired Software Clearing House, Inc. ("SCH"), which develops and distributes advanced storage solutions for the open systems market. Under the terms of the acquisition agreement, all issued and outstanding shares of SCH were purchased for $10.3 million. The Company also paid $1.9 million to current and former employees as a transactional bonus, assumed net liabilities of $0.3 million and anticipates incurring approximately $1.6 million in acquisition related expenses, which consist primarily of professional fees, severance expense and facility abandonment costs.

     The total aggregate purchase price was $10.1 million (excluding SCH's opening cash balance of $4.0 million) and was allocated to the assets acquired, including tangible and intangible assets, and liabilities assumed based upon the fair value of such assets and liabilities on the date of acquisition. The allocation of purchase price to assets and liabilities was based on management's estimates of their fair value with the excess cost over the net assets acquired allocated to goodwill. The purchase price was allocated as follows (in thousands):

         Tangible assets received ...............  $  2,522
         Developed technology ...................       989
         Goodwill ...............................     9,377
         Liabilities assumed ....................    (2,792)
                                                   --------
                                                   $ 10,096
                                                   ========

     The tangible assets consist primarily of accounts receivable, deferred tax assets and property and equipment. The liabilities assumed consist primarily of accounts payable. Developed technology was identified and valued through analysis of data provided by SCH concerning development projects, their stage of development, the time and resources needed to complete them, if applicable, their expected income generating ability and the associated risks. The income approach, which includes an analysis of the cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing the developed technology. Since SCH had recently completed its latest product, AlphaStor, there were no research and development projects that were in-process as of the date of acquisition.

     The following unaudited pro forma information combines the results of operations as if the acquisition of SCH had been consummated as of the beginning of the periods presented (in thousands, except for per share data):

                                                                                  Nine months      Nine months
                                                                                    ended            ended
                                                                                 September 30,    September 30,
                                                                                     2001             2000
                                                                                ---------------  ---------------
   Revenue ....................................................................   $189,244         $186,838
   Net loss....................................................................    (34,981)         (22,157)
   Basic and diluted net loss per share........................................   $  (0.39)        $  (0.26)

     The pro forma net loss includes the impact of adjustments related to a conforming accounting change (the write-off of capitalized software development costs) and the reduction of interest income. The pro forma information does not purport to be indicative of the results that would have occurred had the acquisition actually been in effect for these periods, or the results that may occur in the future.

10.  Subsequent Events

     In October 2001, we initiated plans to reduce our operating costs across the Company. These plans include, but are not limited to, facilities closures and headcount reductions. On October 22, 2001, we closed our development laboratories in Orem, Utah and New Delhi, India, in order to improvement management effectiveness and to reduce our cost structure. Certain of the engineers and developers from these locations will be transferred to other research and development laboratories in the United States. We expect these plans to be substantially complete by the end of the year and to result in a restructuring charge not to exceed $6 million in the fourth quarter of 2001.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenue:

                                                             Three Months Ended         Nine Months
                                                               September 30,         Ended September 30,
                                                            ---------------------   ---------------------
                                                              2001         2000       2001         2000
                                                            --------     --------   --------     --------
Revenue:
     License ...........................................       57%          61%        62%          64%
     Service and support ...............................       43           39         38           36
                                                              ---          ---        ---          ---
         Total revenue .................................      100          100        100          100
                                                              ---          ---        ---          ---
Cost of revenue:
     License ...........................................        3            2          2            3
     Service and support ...............................       20           19         21           17
                                                              ---          ---        ---          ---
         Total cost of revenue .........................       23           21         23           20
                                                              ---          ---        ---          ---
         Gross profit ..................................       77           79         77           80
                                                              ---          ---        ---          ---
Operating expenses:
     Sales and marketing ...............................       57           48         52           45
     Research and development ..........................       30           26         27           26
     General and administrative ........................       14           11         12           12
     Amortization of acquired intangibles ..............       13           18         13           17
     Restructuring charges .............................       (2)           -          3            -
                                                              ---          ---        ---          ---
              Total operating expenses .................      112          103        107          100
                                                              ---          ---        ---          ---
Loss from operations ...................................      (35)         (24)       (30)         (20)
Interest and other income, net .........................        2            3          3            3
                                                              ---          ---        ---          ---
Loss before benefit from income taxes ..................      (33)         (21)       (27)         (17)
Benefit from income taxes ..............................      (10)         (14)        (8)          (5)
                                                              ---          ---        ---          ---
Net loss ...............................................      (23)%         (7)%      (19)%        (12)%
                                                              ===          ===        ===          ===

Overview

     We develop, market and support software products and services for heterogeneous client/server computing environments in mid- to large-scale enterprises. We are a technology leader in the network storage management software market through our commitment to open, standards-based software development. Our software delivers to customers a solution that is scalable, high-performance and manageable and ensures high data and application availability on a wide range of servers, clients, applications, databases and storage devices. Our data protection products, primarily the NetWorker family of products, and our data availability products, primarily our Legato Automated Availability Manager , support many server platforms and accommodate a variety of clients, applications, databases and storage devices. Our long-term strategy is to create an integrated set of solutions centered on information protection, availability and storage management that provide back-up, availability and management of mission-critical business information in the enterprise network environment. With the addition of AlphaStor, a media management product we acquired through our acquisition of SCH, we have strengthened our management product offerings.

Revenue

     Total revenue increased $2.8 million, or 5%, to $57.0 million in the third quarter of 2001 from $54.2 million for the third quarter of 2000. For the first nine months of 2001, total revenue increased $7.6 million, or 4%, to $180.6 million from $173.0 million for the same period in 2000.

     License revenue. License revenue decreased $0.3 million, or 1%, to $32.7 million in the third quarter of 2001 from $32.9 million in the third quarter of 2000. The decrease was primarily due to smaller size of license transactions and a slow down in shrink-wrap sales immediately following the terrorist events that occurred in the United States on September 11, 2001. For the first nine months of 2001, license revenue increased $1.0 million, or 1%, to $111.3 million from $110.3 million for the same period in 2000.

     International license revenue for the third quarter of 2001 increased slightly over the same period in 2000, and the percentage of total license revenue by geographic region for the third quarter of 2001 was 50% in North America, 34% in Europe and 16% in Asia, which compares to 52% in North America, 34% in Europe and 14% in Asia for the third quarter of 2000.

     For the third quarter of 2001, license revenue by channel consisted of 41% from direct customers, 15% from OEMs and 44% from resellers, which compares to 30% from direct customers, 20% from OEMs and 50% from resellers for the third quarter of 2000. The increase in the percentage of license revenue from direct customers reflects a decrease in the number of multi-year arrangements in 2001 whereby a significant portion of the license revenue is being recognized over the deployment term. The decrease in the percentage of license revenue from OEMs and resellers reflects the decrease in economy and reduced growth rates experienced in the storage industry.

     Service and Support Revenue. Service and support revenue increased $3.1 million, or 15%, to $24.3 million in the third quarter of 2001 from $21.2 million in the third quarter of 2000. The increase was primarily a result of the growth in the number of registered customers electing to subscribe to support contracts and the renewals of software support contracts after the initial one-year term concluded. This increase was partially offset by a decrease in revenue from education and consulting services. During the second quarter of 2001, we transitioned our education services to Global Knowledge Networks, Inc., an international information technology education integrator. For the first nine months of 2001, service and support revenue increased $6.6 million, or 11%, to $69.3 million from $62.7 million for the same period a year ago. Our increase in internal staffing for software support helped to increase new sales and renewals of our software support contracts.

Gross Profit

     Gross profit increased $1.1 million, or 2%, to $43.7 million, representing 77% of total revenue, in the third quarter of 2001 from $42.6 million, representing 79% of total revenue, in the third quarter of 2000. For the first nine months of 2001, gross profit increased $0.6 million, or less than 1%, to $139.6 million, representing 77% of total revenue, from $139.0 million, representing 80% of total revenue, for the same period in 2000.

     Gross profit from license revenue consists of license revenue less the related costs of product media, documentation, third-party royalties and packaging. Gross profit from license revenue decreased $0.9 million, or 3%, to $30.6 million, representing 94% of license revenue, in the third quarter of 2001 from $31.5 million, representing 96% of license revenue, in the third quarter of 2000. For the first nine months of 2001, gross profit from license revenue increased $1.5 million, or 1%, to $107.3 million, representing 96% of license revenue, from $105.8 million, representing 96% of license revenue, for the same period in 2000.

     Costs of service and support revenue consist primarily of personnel-related costs incurred in providing telephone support, consulting services, training to customers and costs of providing software updates, education and consulting materials. Gross profit from service and support revenue increased $1.9 million, or 18%, to $13.0 million, representing 54% of service and support revenue, in the third quarter of 2001 from $11.1 million, representing 52% of service and support revenue, in the third quarter of 2000. For the first nine months of 2001, gross profit from service and support revenue decreased $0.9 million, or 3%, to $32.3 million, representing 47% of service and support revenue, from $33.2 million, representing 53% of service and support revenue, for the same period in 2000. The decrease relates primarily to a smaller number of consulting services billings during 2001. The reduction in gross margin of service and support revenue relates primarily to the under utilization of our consulting organization and the increase in support personal to enhance customers satisfaction. Service and support personnel have increased to 332 during 2001 from 286 in 2000.

Operating Expenses

     Sales and marketing. Sales and marketing expenses consist primarily of salaries and commissions for sales and marketing personnel and promotional expenses. Sales and marketing expenses increased $6.4 million, or 25%, to $32.3 million in the third quarter of 2001 from $25.9 million in the third quarter of 2000. For the first nine months of 2001, sales and marketing expenses increased $14.8 million, or 19%, to $93.3 million from $78.5 million for the same period in 2000. The increase in sales and marketing expenses was primarily attributable to the replacement of headcount after sales headcount was reduced by 12% in the second quarter of 2000. Sales and marketing personnel have increased to 515 during 2001 from 422 in 2000. We believe that sales and marketing expenses, excluding commissions, will decrease in absolute dollars as the sales force becomes more productive and as we reduce certain marketing programs.

     Research and development. Research and development expenses consist primarily of personnel-related costs. Research and development expenses increased $2.9 million, or 20%, to $17.1 million in the third quarter of 2001 from $14.2 million in the third quarter of 2000. For the first nine months of 2001, research and development expenses increased $2.9 million, or 6%, to $48.3 million from $45.4 million for the same period in 2000. The increase in research and development expenses was primarily attributable to an increase in headcount and a bonus of $0.6 million related to a retention plan established over a year ago. Research and development personnel have increased to 416 during 2001 from 379 in 2000. We expect research and development expenses to decrease slightly in absolute dollars.

     General and administrative. General and administrative expenses include personnel and other costs of our finance, human resources, facilities, information systems and other administrative departments. General and administrative expenses increased $2.0 million, or 32%, to $8.1 million in the third quarter of 2001 from $6.1 million in the third quarter of 2000. For the first nine months of 2001, general and administrative expenses increased $2.6 million, or 13%, to $22.8 million from $20.2 million for the same period in 2000. Excluding non-recurring professional fees of $1.3 million in 2000, general and administrative expenses increased $3.9 million, or 21% during the first nine months of 2001. The increase in general and administrative expenses was primarily attributable to increased staffing and professional fees. General and administrative personnel have increased to 204 during 2001 from 162 in 2000. We believe that general and administrative expenses will decrease in absolute dollars and as a percentage of revenue.

     Amortization of intangibles. Amortization of intangibles decreased $2.0 million to $7.5 million in the third quarter of 2001 from $9.5 million in the third quarter of 2000. For the first nine months of 2001, amortization of intangibles decreased $4.3 million to $24.3 million from $28.6 million in 2000. We are amortizing these intangibles on a straight-line basis over periods ranging from seventeen months to five years from the respective dates of acquisition.

     Restructuring Charges. During the second quarter of 2001, we incurred $6.1 million of charges related primarily to the closure of our facilities in Sunnyvale, California and Eden Prairie, Minnesota. During the third quarter of 2001, we subleased our facility in Sunnyvale, which reduced our expected loss on future lease commitments by $1.3 million and is reflected as a credit on our Condensed Consolidated Statements of Operations.

     Interest and other income, net. Interest and other income primarily represents interest income from funds available for investment. Interest and other income, net decreased $0.6 million to $1.3 million in the third quarter of 2001 from $1.9 million in the third quarter of 2000 due to a decline in interest rates throughout 2001. Interest and other income, net increased $1.4 million to $6.1 million in the first nine months in 2001 from $4.7 million for the same period in 2000 due to a gain of $2.0 million on the sale of our equity investment in HighGround Systems, Inc. after HighGround was acquired by Sun Microsystems in April 2001.

     Benefit from income taxes. The benefit from income taxes for the third quarter of 2001 was $5.7 million compared to $7.5 million for the third quarter of 2000. For the first nine months of 2001, the benefit from income taxes was $14.2 million compared to $7.7 million for the same period in 2000. The effective tax rate was 30% for the first nine months of 2001 and 26% for the same period in 2000. The increase in the benefit for income taxes primarily relates to a decrease in the amount of non-deductible goodwill amortization.

LIQUIDITY AND CAPITAL RESOURCES

     Our cash, cash equivalents and investments totaled $153.3 million as of September 30, 2001, and represented 38% of total assets as compared to $165.1 million as of December 31, 2000. As of September 30, 2001, we had no long-term debt and stockholders' equity was $308.0 million.

     We have financed our operations to date primarily by generating cash from operations and selling our common stock. Net cash provided by operating activities was $0.6 million for the nine months ended September 30, 2001 and consisted primarily of a net change in assets and liabilities of $13.2 million and depreciation and amortization of $39.1 million, partially offset by the net loss of $33.6 million and deferred taxes of $25.2 million. For the nine months ended September 30, 2000, net cash provided by operating activities was $12.3 million and consisted primarily of a net change in assets and liabilities of $3.8 million and depreciation and amortization of $39.4 million partially offset by the net loss of $21.3 million and deferred taxes of $13.6 million.

     Net cash used in investing activities was $44.0 million for the nine months ended September 30, 2001, which resulted from the net purchases of marketable securities of $17.8 million, the acquisition of property and equipment of $17.5 million and the purchase of SCH for $8.7 million. For the nine months ended September 30, 2000, net cash used in investing activities was $20.9 million, which primarily resulted from the acquisition of property and equipment of $21.1 million.

     Net cash provided by financing activities was $13.2 million for the nine months ended September 30, 2001, which resulted from the proceeds received from the issuance of our common stock from stock option exercises and our employee stock purchase plan. For the nine months ended September 30, 2000, net cash provided by financing activities was $7.6 million, which resulted from the proceeds received from the issuance of our common stock of $14.5 million partially offset by the repayment of a note payable of $6.8 million.

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

     Our quarterly operating results have varied in the past and may vary in the future. Our quarterly operating results may vary depending on a number of factors, many of which are outside of our control, including:

     .    The dollar value of orders and the timing of when orders are received;
     .    Intense competition;
     .    Macroeconomic uncertainty and weakness;
     . Market acceptance of our new products, applications and product enhancements of our competitors;
     .    Changes in pricing policies or those of our competitors;
     . The current challenging spending environment in our customers' IT departments;
     . Our ability to develop, introduce and market new products, applications and product enhancements;
     .    Our ability to control costs;
     .    Quality control of products sold;
     .    Lengthy sales cycles, particularly with enterprise license transactions;
     . Delay in the recognition of revenue from enterprise license and application service provider transactions;
     .    Success in expanding sales and marketing programs;
     .    Technological changes in our customers' environments;
     .    The mix of sales among our channels;
     . Deferrals of customer orders in anticipation of new products, applications or product enhancements;
     . Market readiness to deploy our products for distributed computing environments;
     .    Changes in our strategy or that of our competitors;
     .    Customer budget cycles and changes in these budget cycles;
     .    Foreign currency and exchange rates;
     .    Our ability to effectively manage and reduce our tax liabilities;
     .    Our ability to integrate recently acquired business lines;
     . Acquisition costs or other non-recurring charges in connection with the acquisition of companies, products or technologies;
     .    Personnel changes; and
     .    General economic factors.

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

     We cannot predict our future revenue with any significant degree of certainty for several reasons including:

     . License and royalty revenue are difficult to forecast. Our royalty revenue is dependent upon product license sales by OEMs of their products that incorporate our software. Accordingly, this royalty revenue is subject to OEMs' product cycles and the general health of their business; these trends are also difficult for us to predict. Fluctuations in licensing activity from quarter to quarter further impact royalty revenue, because initial license fees generally are non-recurring and recognized upon the signing of a license agreement;
     . Revenue in any quarter is substantially dependent on orders booked and shipped in that quarter since we operate with virtually no order backlog;
     . We do not recognize revenue on sales to domestic distributors until the products are sold through to end-users;
     . Macroeconomic factors may affect our customers' decision to license our products or procure services;
     .    The storage management market is rapidly evolving;

     . Our sales cycles vary substantially from customer to customer, in large part because we are becoming increasingly dependent upon larger company-wide enterprise license transactions to corporate customers. Such transactions include product license, service and support components and may take a long time to complete;

     . Due to general economic factors that currently affect our end-user customers' businesses, those customers are being more deliberate in the manner in which they make information technology spending decisions;

     . The timing of large orders can significantly affect revenue within a quarter;

     . The timing of recognition of revenue from enterprise license and application service provider transactions can significantly affect revenue within a quarter;

     . Modification in reseller relationships resulting in a different application of our revenue recognition policies; and

     . Our expense levels are relatively fixed and are based, in part, on our expectations of our future revenue. Consequently, if revenue levels fall below our expectations, our net losses will increase because only a small portion of our expenses varies with our revenue.

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

     We are currently subject to litigation.

     Beginning on January 20, 2000, a number of shareholder securities class action complaints were filed in the U.S. District Court, Northern District of California, against us and certain of our directors and officers. On May 1, 2000, the court consolidated the pending cases and, on May 10, 2000, appointed a lead plaintiff, who filed a consolidated amended complaint on August 7, 2000. Defendants moved to dismiss. On January 17, 2001, the court granted the motions to dismiss with leave to amend. On February 13, 2001, plaintiffs filed a second amended complaint, which generally alleges that, between April 22, 1999 and May 17, 2000, defendants made false or misleading statements of material fact about our prospects and failed to follow generally accepted accounting principles in violation of the federal securities laws. The complaint seeks an unspecified amount in damages. Defendants answered the complaint in April 2001 denying all allegations that they violated the federal securities laws.

     On February 1, 2000, a shareholder derivative action was filed in the U.S. District Court, Northern District of California, against certain of our officers and directors. We are named as a nominal defendant. The derivative case has been related to the securities class action. Plaintiffs filed an amended complaint on February 9, 2001, which generally alleges the same conduct as the shareholder class action, and claims that defendants breached their fiduciary duties and engaged in improper insider trading. The derivative complaint sought unspecified damages and injunctive relief. Defendants moved to dismiss the derivative complaint. On July 10, 2001, the court granted defendants' motion to dismiss with leave to amend. Plaintiffs filed an amended complaint on August 23, 2001; plaintiffs then moved to voluntarily dismiss the amended complaint with the right to refile the complaint at a later date if they choose to do so. Defendants have moved to permanently dismiss the amended complaint.

     On April 13, 2000, a shareholder derivative action was filed in the Superior Court of California, County of Santa Clara, against certain of our officers and directors. We are named as a nominal defendant. On May 23, 2000, a shareholder derivative action was filed in the Superior Court of California, County of San Mateo, against certain of our officers and directors. We are named as a nominal defendant. Both state derivative complaints generally allege the same conduct as the derivative action filed in federal court, claiming that our officers and directors breached their fiduciary duties for the same period, and seek unspecified damages and injunctive relief. The state derivative cases have been consolidated in San Mateo County. Plaintiffs filed a consolidated amended complaint. Defendants filed a demurrer, which was denied on July 20, 2001. Defendants have filed a writ petition with the California Court of Appeal and California Supreme Court.

     The Securities and Exchange Commission has entered a formal order of investigation concerning our restatement of financial results for the first, second and third quarters of 1999, and our revision of financial results for the fourth quarter of 1999. We have been voluntarily cooperating with the Staff of the Commission in its investigation.

     The Company and the individual defendants intend to defend all of these actions vigorously. However, there can be no assurance that any of the complaints discussed above will be resolved without costly litigation, or in a manner that is not materially adverse to our financial position, results of operations or cash flows. No estimate can be made of the possible loss or possible range of losses associated with the resolution of these contingencies.

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

     We currently derive, and expect to continue to derive, a substantial majority of our revenue from our NetWorker software products and related services. A decline in the price of, or demand for, NetWorker, or failure to build and sustain broad market acceptance of NetWorker, would seriously harm our business, operating results and financial condition. We cannot reasonably predict NetWorker's remaining life for several reasons, including:

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

     We have introduced several new products already this year, and currently plan to introduce and market several more potential new products in the next twelve months. Some of our competitors currently offer certain of these potential new products. Such potential new products are subject to significant technical risks. We may fail to introduce such potential new products on a timely basis or at all. In the past, we have experienced delays in the commencement of commercial shipments of our new products. Such delays caused customer frustrations and delay of or loss of revenue. If potential new products are delayed or do not achieve market acceptance, our business, operating results and financial condition would be seriously harmed. In the past, we have also experienced delays in purchases of our products by customers anticipating our launch of new products. Our business, operating results and financial condition would be seriously harmed if customers defer material orders in anticipation of new product introductions.

     Our products may contain undetected errors.

     Software products as complex as those we offer may contain undetected errors or failures when first introduced or as new versions are released. We have in the past discovered software errors in certain of our new products after their introduction. As a result of those errors, we experienced delays or lost revenue during the period required to correct these shipments, despite testing by us and by our current and potential customers. In addition, customers have in the past brought to our attention "bugs" in our software created by the customers' unique operating environments. Although we have been able to fix such software bugs in the past, we may not always be able to do so. These types of circumstances may result in the loss of or delay in market acceptance of our products, which could seriously harm our business, operating results and financial condition.

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

     . These transactions typically involve significant technical evaluation and commitment of capital and other resources;

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

     As noted above, we rely significantly upon resellers as part of our overall marketing strategy. We are currently realigning our approach to working with our strategic alliances and other resellers. The objective of our new approach is to form stronger ties with specific companies with whom we have global alliances. We are also restructuring our reseller networks in order to create greater rewards for distributors and resellers that demonstrate a greater commitment to us, as measured in net sales, technical certification and other factors. As a result of these changes, we may negatively affect the volume of sales through our strategic alliances or our resellers. If a significant number of resellers were to cease doing business with us as a result of these changes, and sales through the remaining resellers failed to compensate for the lost resellers, this strategic change could seriously harm our business, operating results and financial condition.

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

     . Unexpected changes in regulatory requirements; o Tariffs and other trade barriers;

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

     . The burdens of complying with a wide variety of multiple local country and regional laws; and

     . The risks related to the current weakness in some regions, including, without limitation, Europe and Asia. .

     The occurrence of such factors could seriously harm our international sales and, consequently, our business, operating results and financial condition.

     We must manage our growth and expansion and hire and retain qualified personnel.

     We have recently hired a number of new executives as well as other employees throughout the Company. Approximately 40% of our employees joined the Company since the beginning of the year. We also plan to expand the geographic scope of our customer base. This expansion has resulted, and will continue to result, in substantial demands on our management resources.

     Our investment in goodwill and intangibles resulting from our acquisitions could become impaired.

     As a result of our acquisitions in 1999 and in 2001, we recorded goodwill and intangibles of $177.0 million of which $89.7 million was included on our Condense Consolidated Balance Sheet as of September 30, 2001. To the extent we do not generate sufficient cash flows to recover the net amount of the investment recorded, the investment could be considered impaired and could be subject to earlier write-off. In such event, our results of operations in any given period could be negatively impacted, and the market price of our stock could decline.

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

     As described above, we have hired a large number of new employees, including executives in our sales, marketing and finance organizations, in the past nine months. Our future success also depends on our continuing ability to attract and retain highly qualified technical, sales and managerial personnel. Despite recent weakness in the economy, competition for such highly qualified personnel remains intense, and we may fail to retain our key technical, sales and managerial employees or attract, assimilate or retain other highly qualified technical, sales and managerial personnel in the future.

     Our revenue recognition could be impacted by the unauthorized actions of our personnel.

     The recognition of our revenue depends on, among other things, the terms negotiated in our contracts with our customers. Our personnel may act outside of their authority and negotiate additional terms without our knowledge. In the event that our sales personnel have negotiated terms that do not appear in the contract and of which we are unaware, whether the additional terms are written or verbal, we could be prevented from recognizing revenue in accordance with our plans.

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

     We depend on growth in the enterprise storage market.

     All of our business is in the enterprise storage market. The enterprise storage management market is still an emerging and dynamic market. Our future financial performance will depend in large part on continued growth in the number of organizations adopting company-wide storage and management solutions for their client/server computing environments. The market for enterprise storage management may not continue to grow at historic rates or at all. If this market fails to grow or grows more slowly than we currently anticipate and we are unable to capture market share from our competitors, our business, operating results and financial condition would be seriously harmed.

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

     We have in the past, and may in the future, acquire businesses, products or technologies that we believe compliment or expand our existing business. In July 2001, we acquired Software Clearing House, Inc. ("SCH"), a software developer, reseller and consulting organization based in Cincinnati, Ohio. Our ability to achieve results in the remainder of 2001 and beyond will be dependent in part upon our ability to successfully integrate the people, products and business lines of SCH. In addition, we will need to work with SCH's customers and business partners to establish new relationships based upon the broader range of products and services available from us. Further, we must accomplish the synergies identified during the acquisition process. Failure to execute on any of these elements of the integration process could seriously harm our business, operating results or financial condition.

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

     The table below presents the carrying value and related weighted average interest rates for our interest bearing instruments as of September 30, 2001 (dollars in millions).

                                           Carrying     Interest
                                             Value        Rate
                                           --------     -------
     Interest bearing instruments:
         Cash equivalents--fixed rate ..... $   45.3      3.1%
         Investments--fixed rate ..........     73.4      5.3
                                            --------
                                            $  118.7
                                            ========

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

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES
               Not applicable.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
               Not applicable.

ITEM 5.       OTHER INFORMATION
               Not applicable.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

              (a)  Exhibits:  None.

              (b) Reports on Form 8-K: The Company did not file any Reports on Form 8-K during the quarter ended September 30, 2001.


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

Date: November 13, 2001