Form 10-K
period 2001-12-31
LEGATO SYSTEMS INC
filed 2002-03-14
CIK 859360

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

                               -----------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2001

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from __________ to __________.

                        Commission File Number: 0-26130

                             LEGATO SYSTEMS, INC.
            (Exact name of registrant as specified in its charter)

                               -----------------

                      Delaware                 94-3077394
              (State of incorporation)      (I.R.S. Employer
                                           Identification No.)

                           2350 West El Camino Real
                        Mountain View, California 94040
                   (Address of principal executive offices)

                               -----------------

                                (650) 210-7000
             (Registrant's telephone number, including area code)

                               -----------------

          Securities registered pursuant to Section 12(b) of the Act:
                                     None

                               -----------------

          Securities registered pursuant to Section 12(g) of the Act:
                        Preferred Share Purchase Rights
                        Common Stock, $0.0001 par value
                             (Title of each class)

                               -----------------

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [X]   No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 4, 2002 was approximately $991 million. Shares of Common Stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

   The number of shares outstanding of the registrant's common stock as of March 4, 2002 was 90,443,311.

                               -----------------

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the registrant's definitive proxy statement (the "Proxy Statement") relating to its annual meeting of stockholders to be held in 2002 are incorporated by reference into Part III of this Annual Report on Form 10-K. Except as expressly incorporated by reference, the registrant's Proxy Statement shall not be deemed to be part of this report.

================================================================================

                             LEGATO SYSTEMS, INC.
                            FORM 10-K ANNUAL REPORT

                              FOR THE YEAR ENDED
                               DECEMBER 31, 2001

                               Table of Contents

                                                   PART I
Item 1.   Business.................................................................................  1
Item 2.   Properties............................................................................... 25
Item 3.   Legal Proceedings........................................................................ 26
Item 4.   Submission of Matters to a Vote of Security Holders...................................... 26

                                                   PART II
Item 5.   Market for Registrant's Common Stock and Related Stockholder Matters..................... 27
Item 6.   Selected Consolidated Financial Data..................................................... 27
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations.... 28
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk............................... 36
Item 8.   Consolidated Financial Statements and Supplementary Data................................. 36
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..... 36

                                                  PART III
Item 10.  Directors and Executive Officers of the Registrant....................................... 37
Item 11.  Executive Compensation................................................................... 37
Item 12.  Security Ownership of Certain Beneficial Owners and Management........................... 37
Item 13.  Certain Relationships and Related Transactions........................................... 37

                                                   PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K......................... 38
Signatures......................................................................................... 59

                                    PART I

ITEM 1. BUSINESS

   The discussion in this report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements on our expectations, beliefs, intentions or strategies regarding the future, including without limitation, our financial outlook, successful introduction of new products and expansion of operation. All forward-looking statements included in this document are based on information available to us on the date hereof. We assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those indicated in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, fluctuations in quarterly operating results, uncertainty in future operating results, litigation, competition, product concentration, technological changes, reliance on enterprise license transactions, reliance on indirect sales channels, changes in marketing strategies, dependence on international revenue, management of our growth and expansion, the ability to attract and retain qualified personnel and other risks discussed in this item under the heading "Risk Factors" and the risks discussed in our other Securities and Exchange Commission filings.

Overview

   We develop, market and support software products and services for information management of distributed, open systems environments. Information management includes the protection, recovery and avoidance of failures of data and applications so that business users can gain access to the information that they need when they need it. Distributed, open systems are generally understood to include UNIX, Windows NT, Windows 2000 and Linux server computer systems. We offer software products for backup, recovery and archive of data; for managing the performance and operation of application services; and for optimizing the use of storage devices and media including disk and tape. Our customers use our products and services to safeguard and manage their information assets and associated applications so that their businesses can continue to operate, and do so in a more cost-effective manner.

  Recent Development

   On February 20, 2002, we entered into a definitive agreement to acquire OTG Software, Inc. ("OTG"). OTG provides data management and collaboration solutions that virtualize storage for any type of data, including files, messages and databases, while providing easy and transparent access. The merger agreement provides that each share of OTG common stock will be exchanged for
0.6876 of a share of Legato common stock and $2.50 per share of cash. We will also assume all outstanding options to purchase OTG common shares. The closing of the merger is subject to regulatory approval and Legato and OTG shareholder approvals, and is expected to close in the second quarter of 2002. After the transaction is completed, OTG's shareholders will own approximately 21% of the combined entity's shares. This strategic acquisition will result in substantial one-time charges along with ongoing substantial amortization of intangibles to our results of operations.

  The Key Challenges Faced by our Customers

   Our customers are Global 2000 companies that typically use a combination of UNIX, Windows and Linux server systems to support their business operations in large centralized data centers, regional data centers, and remotely located branch offices. Centralized and regional data centers manage data and applications that support the business-critical functions of a company, including financial records and reporting, customer support and service, human resources and sales and marketing activities. Branch offices are frequently connected to data centers by wide-area networks to exchange daily revenue reports and other types of business-critical data. Increasingly, businesses are also relying on Internet and Intranet capabilities to support communications and operations within a company, to support business-to-business operations among partners and to support e-commerce business directly with customers.

   Within this complex environment, converging business trends are combining to put significant pressure on the information technology resources supporting the business. The challenges facing our customers are severe:

  .  Many Global 2000 businesses are doubling their data every year.

  . Many Global 2000 businesses are becoming more and more global in their operations, which means that applications and data must be available all of the time.

  . Businesses cannot find, hire or train enough skilled administrators to manage and protect all of the new storage devices, servers, network connections, data and applications that are required each year.

   As a result, information technology managers need to provide higher levels of service to their business operations, which necessitates implementing more complex information technology environments. But, these managers must somehow manage the complex environments with the same resources that they have had in the past. These competing requirements are creating a demand for storage management software that enables customers to manage more data and applications with less effort and expense.

   The Causes of Data Growth.   The rate of data growth is increasing, because
companies are now using information to maintain and improve the competitive position of their businesses. The need for more and better access to information is causing companies to deploy many new types of applications. New applications generate new data. Newer applications generally include media-rich formats, which means that they generate larger quantities of data than ever before. The amount of data in business environments has doubled each year for the last several years. This is according to International Data Corporation
(IDC), a leading independent analyst that reports on the storage industry. IDC and other analysts expect this trend to continue at least for the next several years.

   Information Technology Environments Are Becoming More Complex.   The need
for new applications and data creates an increased demand for more server systems and greater capacity storage devices, all of which must be managed, interconnected with networks, and kept available. Moreover, business operations are becoming more and more global and taking advantage of Internet and Intranet technologies to support company communications, business-to-business operations, and e-commerce business. Global businesses require global information technology infrastructures, and these global infrastructures need to be managed around the clock in order to be available in a global economy.

   These trends have been exacerbated and, in some cases, accelerated by the tragic events of September 11, 2001. More businesses are now concerned not only about ensuring business continuance within a data center or branch office, but are also seeking solutions that can help them to continue business operations even when entire sites are damaged or destroyed.

   The Effect of Labor Shortage on Information Technology
Organizations. Gartner Group, IDC and other independent information technology research firms report that a worldwide labor shortage continues to exist for people who are experienced and skilled in information technology disciplines. This includes the people required to manage and protect expanding data and application resources that are critical to delivering information to business users. IDC estimates that in order to keep up with the growth in data alone, individual information technologists will need to increase their efficiency by over 60% per year between now and 2004.

  What Businesses Need from Storage Management Solutions

   Our storage management solutions can help to address key challenges facing our customers by:

  . Automating, or partially automating, management tasks for applications and data, reducing administration time and human error.

  . Optimizing use of existing networks and storage devices such as tape libraries, slowing the rate at which new bandwidth and devices must be introduced and ensuring higher returns on investment of the new devices as they are added.

  . Enabling information protection to occur without interrupting application service levels.

  . Providing methods for restoring data and applications quickly, efficiently, and with minimal risk to the business operation.

   Our software solutions are fully backed by support services, consulting services, and educational services.

   Gartner Group, an independent information technology research firm, estimates that customer demand will increase the size of the storage software market from $6.6 billion in 2001 to $16.7 billion in 2005, with a year-over-year growth rate ranging from 27% in 2002 to 25% in 2005.

  Critical Requirements for Networked Storage Management

   In a traditional deployment, a storage device, whether it be a disk or tape library, is connected directly to a single server system; this is called Direct Attached Storage, or DAS. DAS deployments accounted for nearly 74% of the market in 2001 as reported by Gartner Group. However, DAS is expected to retain only 41% of the market by 2004, and drop to only 30% of the market by 2005 according to Gartner Group. Gartner Group expects DAS to be replaced by various types of networked storage architectures including Storage Area Network, or SAN, and Network Attached Storage, or NAS.

   SAN provides a separate network on which all storage devices are located, for common access by all applications. SAN networks are usually connected by Fibre Channel, which allows application servers and storage devices to be located at farther distances from each other than conventional network connections, and thus offers more flexibility to support wider parts of a business. NAS provides a central storage device that can be added to an existing network for common access by all applications. NAS devices have started to introduce support for Fibre Channel networks in addition to conventional networks, which means that businesses have the ability to combine the use of SAN with NAS.

   The key benefit of any networked data storage architecture is that it provides data consolidation. With appropriate storage management software, consolidated storage can cost less to manage and can be managed more efficiently and with fewer people than traditional DAS.

   By definition, consolidated storage also supports a wider segment of a customer's business operation, because more servers are connected to it. This means that SAN and NAS failures and performance problems have wider impacts on the business, since they affect more applications and more business users than a failure of a stand-alone DAS device. Therefore, deployment of SAN and NAS is further increasing the demand for storage management software.

Our Software Products

   Our software products are designed to help Global 2000 companies manage and safeguard their applications and data more efficiently and effectively in enterprise-wide storage networks, from data centers to branch offices. Because our products are designed to work with mixed deployments of market-leading server systems, applications, databases, networks, storage devices and architectures, our products also give our customers the maximum choice to create the storage network that they need to support their business while also being able to safeguard it. Our goal for our customers is to increase the overall recoverability and reliability of their complex computing infrastructures, while also reducing apparent complexity and cost to manage.

   Our products provide our customers with three types of benefits: information protection, application availability and management. Our solutions for information protection feature the Legato NetWorker(R) family of products, and provide capabilities to backup, restore and archive data. Our solutions for application availability feature the Automated Availability Manager, or AAM, family of products and provide capabilities to manage, automate and recover the operation of applications. Our solutions for management feature AlphaStor(TM) media and device management and provide capabilities to share storage devices among servers and applications and to track the location of removable media to ensure recoverability of data.

  Legato Information Protection Products: A Strong Foundation

   The foundation of any storage management solution is information protection. Data must be protected so that it can be recovered in the event that the original copy of the data is corrupted or otherwise destroyed or made unavailable for use. The process of protecting information involves making backup copies of data onto low-cost, high-capacity media such as tapes and optical disks. Once data is lost, the user's ability to recover or restore the data in a timely fashion becomes important. To ensure a more timely recovery of data, companies are more frequently creating multiple non-removable disk copies of data, including snapshots of data in combination with tape and optical media. Our solutions for information protection range in price from $2,000 per server up to $400,000 or more for a fully-deployed solution environment, depending on the customer's infrastructure and business requirements.

   Our products for information protection include:

Product                       Description
Legato NetWorker(R).........  Legato NetWorker protects data through backup, recovery and archival processes. NetWorker is supported on a wide range of popular server systems, including: Windows NT, Windows 2000,
                              Linux, NetWare and UNIX (including UNIX from
                              Compaq (Digital), Hewlett Packard, IBM, Silicon
                              Graphics, Sequent and Sun Microsystems).
                              We provide the following options for NetWorker, which enable customers to obtain specialized configurations depending on the storage equipment that they are using:

                               . Capabilities integrated with NAS devices using Network Data Management Protocol, or NDMP, for faster recovery of data;

                               . Snapshot Modules for use with market-leading third-party snapshot solutions that create volumes for backup and recovery, managed through NetWorker for simplification and ultra-fast performance;

                               .   Application Modules for use with
                                   market-leading databases and applications, which are added to NetWorker to minimize interruption to application service levels as much as possible during the backup process;

                               .   Celestra(R) Power, which provides a
                                   serverless technology that transfers data directly between disk and tape without having to go through the application server, thereby ensuring that application performance is not impacted by backup and recovery;

                               . Hierarchical Storage Management, or HSM, capabilities to automate the migration of rarely-used files from primary to secondary storage to optimize the use of disk storage;

                               . Open File Manager for Windows, which enables NetWorker to backup files that business users have open with their applications;

                               . NetWorker Recovery Manager that provides bare-metal recovery protection for NetWorker servers to enable fast and simple replacement of an entire NetWorker server so that our customers can more quickly get to the point of being able to recover data; and

                               . NetWorker Autochanger that enables NetWorker to control the robotic arms built into popular storage libraries and silos to manage tape autochanger activities in support of data backup, recovery and archive.
                              We provide Legato NetWorker in several editions with various levels of functionality that scale from the largest data centers to the smallest branch office environments. NetWorker editions include Workgroup Edition, Network Edition and Power Edition.

Legato NetWorker(R) Laptop..  Legato NetWorker Laptop provides information protection of desktop and mobile laptop computer systems.

Legato GEMS Console.........  Legato Global Enterprise Management Systems, or
                              GEMS, Console provides centralized management of Legato NetWorker capabilities, to enable our customers to use a single team of administrators to monitor and manage their enterprise-wide storage management network supported by Legato Networker.

Legato NetWorker
Operations Console..........  Legato NetWorker Operations Console provides centralized management of NetWorker capabilities for the backup operator. This gives the operator the functionality necessary to get the job done without adding all of the administrative functions that are not necessary. Reports are also provided to quickly understand the status of backup jobs.

  Legato Application Availability Products: Ensuring Information Availability

   Just as data must be protected so that it can be recovered, applications must be safeguarded to ensure that business users, partners and customers can continue to communicate and support key business activities. Applications need to continue to operate and be available even when server systems stop operating, when networks fail, when multiple users try to use them at the same time and when administrators need to upgrade and maintain the applications. Moreover, when the operation of an entire data center or branch office is threatened due to a disaster, including power outage, fire, hurricane, tornado, earthquake or other event, the business must have a means to relocate and recover its key applications to another location. Our application availability products enable our customers to proactively manage and protect their applications, just as our information protection products enable them to manage and protect their data. Our solutions for application availability range in price from $799 for a single Linux server up to $200,000 or more for a fully-deployed wide-area solution, protecting the largest UNIX servers.

   Our products for application availability include:

Product                       Description

Legato Automated
Availability Manager........  Legato Automated Availability Manager, or AAM,
                              enables our customers to proactively manage their applications across mixed varieties of server systems, at local and remote distances, and for the purpose of avoiding application downtime and optimizing application performance. AAM is supported on a wide range of market-leading server systems, including: Windows NT, Windows 2000, Linux and UNIX (including UNIX from Hewlett Packard, IBM and Sun Microsystems).

                              We provide the following options for AAM that enable customers to obtain specialized configurations depending on the applications that they are using:

                               .   Application Modules for use with
                                   market-leading databases and business
                                   applications, which are added to AAM to
                                   monitor, manage and automate the unique
                                   operations of these applications.
                                   Ultimately, these modules raise the overall level of availability and quality of service that our customers can achieve for their business operations.

                               . Replication Modules for use with popular disk-to-disk data replication products, which are added to AAM to monitor and automate the replication products to simplify their operation and reduce the total cost of ownership. These Replication Modules also enable AAM to manage recovery of applications in coordination with recovery of data at a remote site for comprehensive automated recovery of data center operations from site-to-site in the event of a disaster.

Legato Co-StandbyServer.....  Legato Co-StandbyServer provides synchronous data mirroring from disk-to-disk combined with application protection on Windows NT and Windows 2000 for high availability of Windows-based applications and transparent recovery of operations when disks fail.

Legato Mirroring Extension..  Legato Mirroring Extension, or LME, provides synchronous data mirroring from disk-to-disk for the data used by Microsoft Cluster Service. LME helps our customers to use the disks within Windows server systems to support Microsoft clusters, rather than having to purchase and manage an external shared disk device. Having two copies of the data also ensures that Microsoft clusters can continue to operate through disk failures.

Legato RepliStor(TM)........  Legato RepliStor provides asynchronous replication of data from any disk attached to a Windows NT or Windows 2000 server to any other disk attached to that server. Legato RepliStor can replicate data over local- and wide-area network connections, with no limitations in distance. Data replication is used by our customers to support a variety of business requirements including off-line tape backup of data in centralized locations, transfer of data from site-to-site, web content publication and the safeguarding of business operations from disaster.

Product                       Description

Legato StandbyServer for
NetWare.....................  Legato StandbyServer provides mirroring protection of data combined with application protection on NetWare for high availability of NetWare-based applications and transparent recovery of operations when disks fail.

Legato SnapshotServer for
NetWare.....................  Legato SnapshotServer for NetWare creates snapshot copies of data to enable faster recovery of business operations.

  Legato Management Products: Maximizing Storage Investments

   Our management products enable customers to reduce costs by reducing administrative time and by optimizing the use of existing storage devices. Our management products optimize the use of tape storage devices by automatically allocating them among backup servers. Our management products create an "operator-less" capability by dynamically allocating existing storage devices and managing a data storage library. This "operator-less" capability reduces administrative time and human error for our customers. Additionally, our products provide full lifecycle management for removable storage media through all stages of the media's use, from when the media first enters the pool to when it is finally retired. This includes rotation management, which allows our customers to track and manage their media through the process of moving it from data centers to off-site storage locations. Without this capability, customers often manage offsite-tape inventory using an error-prone manual process of recording this information on paper or in spreadsheets, which is not integrated with the backup application itself. Managing the location of tapes on paper also makes the process of locating tapes time consuming and even impossible when the paper record is misplaced. Our solutions for management range in price from $15,000 up to $350,000 for a fully-deployed networked storage environment.

   Our products for management include:

Product                       Description

Legato AlphaStor............  Legato AlphaStor reduces the cost of information protection by enabling more than one backup server to share tape drives and libraries. This is done by dynamically re-assigning storage devices according to which servers need them at any given time. Without AlphaStor, customers must purchase and deploy individual devices for each backup server. This is an inefficient system that causes customers to have to purchase more devices than they actually need to protect their data. AlphaStor also simplifies management of devices, not only by reducing the number required but also by providing an easy-to-use central management console that our customers can rely on to monitor and manage all of their storage devices and libraries from a single location.
                              Legato AlphaStor also automates the management and tracking of removable storage media through their entire lifecycles, by policy, for maximum media handling efficiency and protection. Our customers use AlphaStor to automate their corporate media rotation policies, to ensure that media get sent to offsite storage locations or vaults in compliance with data protection policies and to ensure the appropriate retirement of worn media. AlphaStor currently supports Legato NetWorker backup servers, with plans to support the management and tracking of media created by other applications, including tapes created by Veritas, IBM, Computer Associates and other backup vendors.

Product                       Description
                              Legato AlphaStor supports backup servers running on Windows NT, Windows 2000 and UNIX (including UNIX from Hewlett Packard, IBM, Sun Microsystems and Compaq (Digital)).

Legato Storage Resource
Management..................  Legato Storage Resource Management, or SRM,
                              monitors the use of disk devices to enable our customers to maximize disk usage and efficiencies. SRM does this by providing trend data that our customers need to store data more efficiently and to anticipate requirements for additional disk space.

Sales and Marketing

   We market and sell our products and services through a variety of sales channels, including direct sales, value-added resellers, system integrators, distributors and original equipment manufacturers, or OEMs.

   Our principal strategy is to work with market-leading storage vendors and reseller organizations as partners. We provide the technology, and our partners sell, deliver and support Legato-based solutions. This provides us with an effectively larger penetration in the market than we could achieve on our own. Moreover, our customers obtain more effective solutions, because they are integrated with market-leading storage solutions, and supported and maintained in a coordinated fashion, rather than piece-meal. In selecting a strategy that relies upon partners, we obtain competitive advantage for ourselves, for our partners and for our customers. Our long-term target model is to obtain 75% of our revenue from our partner channels and 25% of our revenue from our direct sales.

   We provide sales and pre-sales technical support to business partners and end-user customers worldwide from our corporate offices and from regional offices in the following metropolitan areas:

                . Atlanta     . Milan         .Sidney

                . Boston      . Montreal      .Singapore

                . Brussels    . Munich        .Stockholm

                . Chicago     . New York      .Tokyo

                . Dallas      . Oslo          .Toronto

                . Denver      . Paris         .Vienna

                . Houston     . San Jose      .Washington, D.C.

                . London      . San Francisco .Warsaw

                . Los Angeles . Seattle       .Zurich

                . Madrid      . Seoul

   Direct sales. Our direct sales force works on large enterprise-wide projects to ensure close relationships with our largest corporate clients. Customers participating in our enterprise sales program have an assigned salesperson and an executive contact, participate in our technical exchange program and work closely with us to develop large projects for installations over a period of time. An enterprise sales representative coordinates business partner activities across the customer's enterprise and closely monitors customer business initiatives and satisfaction.

   Resellers and distributors. We have deployed a regional sales force dedicated to working with our partners to increase their effectiveness in supporting our mutual customers. Our long-term model is to obtain 50% of our revenue from this channel.

   Enterprise Solution Partners.  Our North America Enterprise Solution
Partners program enables third-party integrators specializing in storage management and open systems network solutions to provide customers with complete solutions. These complete solutions include systems and storage hardware, complementary software and our software. The reseller is responsible for managing the sales and installation process in each customer situation. In large, complex storage environments, our support personnel work with the reseller to provide technical support. This approach enables us to achieve broader market coverage, while maintaining close contact with customers in order to obtain input on product direction and to monitor customer satisfaction.

   Distributor Program. To further expand coverage in the marketplace, we license our products to large regional and national distributors who distribute the products to resellers with expertise in storage management and the integration of network solutions for end-users. We provide support to these network solutions resellers. We currently have relationships with various major distributors, including Gates/Arrow, GE Access, Ingram Micro, Nissho Electronics and Tech Data.

   Our international product sales were $121.7 million in 2001, $75.7 million in 2000 and $65.8 million in 1999, representing 50% of total revenue in 2001, 33% of total revenue in 2000 and 29% of total revenue in 1999. The majority of our international sales during these periods were made in Europe. We believe that international markets present an attractive growth opportunity, and we are expanding the scope of our international operations. We have engaged, and will continue to engage, international resellers and distributors in targeted countries. In order to facilitate penetration in certain markets, we are working in conjunction with certain international distributors to localize certain products to certain targeted languages.

   OEMs and Strategic Alliances.   Our OEM and strategic alliances program
generates royalty and reseller revenue for our business, and our model is to generate 25% of our revenue from this channel. Under this program, we can license our software products, in source or object code form, to leading computer system and software suppliers from which we typically receive an initial license fee and ongoing royalty revenue. The OEM partner is then generally responsible for porting our software to its unique operating system environment, testing it, licensing it through the OEM partner's direct sales force and distribution channels and providing the primary customer support after installation. Under this program, we can also support reseller sales, joint sales initiatives, co-support and co-marketing agreements. Our customers benefit from our relationships with OEM and strategic alliance partners, because, as a result, our customers can acquire our family of storage management products as part of a complete system solution from a single vendor, with simplified implementation of the entire set of technology, and with a single point of contact for customer support or coordinated support. We have benefited from these relationships as they have allowed us to gain access to our OEM and strategic partners' customer bases, both in the United States and internationally, without a commensurate investment in fixed expenses such as personnel, facilities and infrastructure.

   Our principal strategic alliance and OEM relationships include Compaq, Dell, EMC, Fujitsu, Fujitsu-Siemens Computers, Hewlett Packard, Hitachi, IBM, Maxtor, Microsoft, NEC, Network Appliance, Oracle, Siemens, Silicon Graphics, Storage Networks, StorageTek, and Sun Microsystems.

  Highlights of Our Strategic Alliances Activities

   The following highlights reflect some of our current partner activities:

   Compaq. We are supporting Compaq's initiative of delivering a complete solution for information protection to its customers. Compaq is engaged with us in the following joint activities:

  .  Compaq resells our products;

  .  Compaq provides first-level support for our products; and

  .  Compaq offers Compaq Care Paqs for services to install our products.

   Compaq's Care Paqs include Legato services as we are the first information protection vendor that Compaq has selected to participate in its Care Paq program.

   EMC. We are supporting EMC's initiative of providing world-class business continuance. We do this by offering integrated solutions that add value to EMC's software and hardware products. For example, we offer Legato Automated Availability Manager for WANs for EMC SRDF, which adds value to EMC's market-leading solution for data replication on Symmetrix. We also offer NetWorker modules for EMC software.

   Fujitsu. We are supporting Fujitsu's initiative of offering their PRIMECLUSTER for linking Fujitsu's PRIMEPOWER and other servers cost-effectively and with maximum power, availability and scalability. We accomplish this through an OEM relationship under which our NetWorker and SmartMedia products are integrated as components of Fujitsu's offerings. This solution targets the Japanese market.

   Fujitsu-Siemens Computers (FSC). We are supporting FSC's initiative of offering customers world-class solutions for data protection and high availability. Our joint activities with FSC include:

  . An OEM relationship with FSC under which FSC incorporates our NetWorker product within its products; and

  .  FSC develops their own value-added modules to compliment NetWorker.

   We announced our worldwide OEM agreement with FSC in the fourth quarter of 2001, covering our NetWorker, Celestra and SmartMedia products. This OEM agreement targets the European market.

   IBM. We are supporting IBM's initiative to offer TotalStorage solution bundles and to offer Linux solutions. We accomplish this by:

  . Participating in joint design and co-marketing activities, as reflected in our marketing agreement;

  .  Providing a version of NetWorker for IBM Informix to bundle;

  .  Supporting IBM network attached storage;

  . Providing a version of NetWorker that IBM bundles with its LTO tape libraries and DB2; and

  . Offering NetWorker modules for key IBM middleware solutions on Linux, including Notes, DB2 and Informix.

   Microsoft. We are supporting Microsoft's initiative to penetrate and dominate enterprise data center environments. We do this by:

  . Certifying our products for use with Microsoft Windows NT and Windows 2000; and

  . Focusing our Automated Recovery Manager, or ARM, initiative on Microsoft Exchange.

   Network Appliance. We are supporting Network Appliance's initiative to provide global solutions for application and data availability. We accomplish this by:

  . Continuing to offer market-leading solutions integrated with Network Appliance's embedded software capabilities through open standards that provide ultra-fast backup and recovery of data on Network Appliance devices;

  . Expanding our customers' options for media and device management within a NAS or SAN networked storage configuration; and

  . Qualifying our solutions for Network Appliance's NearStore R100 introduction to provide rapid recovery and backup, including Legato RepliStor for disk-to-disk data replication and Legato NetWorker for data backup and recovery.

   Oracle.  We provide information protection for Oracle. We do this by:

  . Continuing to provide a version of Legato NetWorker to Oracle, which Oracle ships to its customers with every Oracle database that it delivers; and

  . Providing support for Oracle9i, Oracle's latest version of its database solution.

   Sun Microsystems. We are assisting Sun to provide complete storage solutions that include best-of-breed components. We do this by:

  . Participating in Sun's Vendor Integration Program as the only storage management vendor;

  . Being included as part of Sun's Integrateable Stack via Sun Solstice Backup, an OEM version of Legato NetWorker, which reduces total cost of ownership through its scalability, open architecture and superior performance; and

  .  Providing support for Sun Cluster 3.0 with our Legato NetWorker.

Concentration of Customers

   No single customer accounted for more than 10% of our total revenue for 2001, 2000 or 1999.

Corporate Marketing

   We support our multi-tiered distribution efforts with marketing programs designed to establish our image in key markets, differentiate our products and to generate end-user demand. Marketing programs include channel marketing, product marketing, as well as programs specifically targeted to the North American, European and other intercontinental markets. We participate in industry forums, events and trade shows and advertise in key trade publications and on the Internet. We work directly with industry analysts to update them on our products. Leads are qualified by our inside sales staff and provided to our channel partners. Additionally, resellers and distributors are provided with promotional and educational materials and can qualify for market development funding for specific promotional activities tailored for their solutions and geography.

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

   Generally, customers covered by the Basic Maintenance offering receive telephone or electronic support from 8 a.m. to 5 p.m. in the customer's local time zone, Monday through Friday. Response times for open cases are based on service level objectives and the severity level that the customer sets at the time the case is opened. The Extended Maintenance offering provides the same level of service while expanding the hours of coverage to 24 hours a day, 7 days a week. The Premier Maintenance offering provides 24-hour technical support coverage, enhanced service level objectives, priority escalation management and a designated premium support account manager, or PSAM. The PSAM facilitates the resolution of issues, conducts monthly conference calls and maintains familiarity with a business' technological and operational environment. Customers that do not have technical support or want service outside their coverage hours can request support for an additional fee. The pricing for this support ranges from $500 to $2,500 for each technical support service incident. Additionally, we offer customers the opportunity to purchase either a six-month or one-year on-site PSAM, for $150,000 and $200,000, respectively.

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

   Education services. Our educational services organization offers education and training to end-users, resellers and partners. Education and training classes cover theory, installation, operations, configuration and planning on information protection, information availability and information management. Training classes are offered through our reseller's in-house facilities at their offices in North America and Europe as well as at off-site locations. Our authorized training provider is required to pass a product certification program as well as qualification experience to be able to teach our customers and resellers. We have implemented an aggressive plan to expand our educational offerings through a well-recognized training company on a worldwide basis, Global Knowledge. This plan is expected to substantially increase the number of individuals and companies trained on our products and to expand the delivery of training through live and on-demand webcasts. This has allowed us to pursue a significant worldwide product certification exam program through 3,200 Prometric sites. We also provide on-site training services upon request by customers. Fees for education and training services are charged separately from our software products.

   Consulting services. Our consultants are available to work closely with customers' information systems organizations to assist our customers in efficiently designing and building their complex storage environments, tailoring our software products to achieve higher performance and increasing the degree of automation. We offer a wide range of tailored consulting services targeted at solving our clients' complex storage issues. Some of these services include initial assessments, architecture and design, installation, configuration, deployment and management of storage devices. We also offer a number of consulting packages that provide customers with more specific topics, such as enterprise analysis, storage network health check, replication and tape conversion. Fees for consulting services are charged separately from our software products.

Research and Development

   Our investment in research and development was $64.3 million in 2001, $59.6 million in 2000 and $41.7 million in 1999. We anticipate that we will continue to commit substantial resources to research and development in the future. To date, our development efforts have not resulted in any capitalized software development costs. In addition, we receive the benefits of additional testing and product enhancements from each source code OEM's development group. Our future success will depend upon our ability to develop and introduce new software products, including new releases, applications and enhancements, in a timely basis that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of our customers. In particular, our strategy is to continue to leverage the NetWorker architecture to enhance the functionality of the product through new releases, applications and product enhancements and integrate our other technologies into solutions to meet the ongoing storage management requirements of our customers. We cannot guarantee that we will be successful in developing and marketing new products that respond to technological change or evolving industry standards, that we will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products, or that our new products will adequately meet the requirements of the marketplace and achieve market acceptance. If we were unable, for technological or other reasons, to develop and introduce new products in a timely manner in response to changing market conditions or customer requirements, our business, operating results and financial condition would be seriously harmed.

   In 2001, we released a significant number of new products in support of our strategy for providing products for information protection, application availability and management. The new products we released include:

  . Legato NetWorker 6.1, introducing Direct Access Recovery capabilities for NAS devices using NDMP;

  .  Legato NetWorker 4.2 for NetWare, supporting NetWare 6.0;

  .  Legato NetWorker Recovery Manager 1.0, for Windows NT;

  .  Legato NetWorker Laptop 5.0;

  .  Legato NetWorker HSM 5.2 for Windows;

  . Legato GEMS Console, for centralized management of one or more NetWorker servers;

  . Legato NetWorker Module 2.1 for Lotus Notes & Domino, including support for Linux;

  .  Legato Open File Manager 8.0;

  . Legato Automated Availability Manager 4.8, with heartbeats over Fibre Channel for avoidance of "split-brain" problems in which different servers can try to take action on the same resources at the same time;

  .  Legato Octopus 4.2, introducing Direct Naming Service protection;

  .  Legato StandbyServer 5.4 and SnapshotServer 4.0;

  .  Legato Co-StandbyServer 2000, for Windows 2000; and

  . Legato AlphaStor 2.0, introducing foreign tape support and multi-path rotation management.

   We cannot guarantee that these and future new products will achieve market acceptance. The lack of market acceptance for these and future new products would seriously harm our business, operating results and financial condition.

   We have research and development centers in the following locations:

  .  Ann Arbor, Michigan;            .  Dublin, California;

  .  Louisville, Colorado;           .  Marlborough, Massachusetts;

  .  Burlington, Ontario, Canada;    .  Palo Alto, California; and

  .  Cincinnati, Ohio;               .  Bellevue, Washington.

Competition

   We operate in the enterprise storage management market, which is intensely competitive, highly fragmented and characterized by rapidly changing technology and evolving standards. Competitors vary in size and in the scope and breadth of the products and services offered. Our major competitors include Commvault, Computer Associates and Veritas on the Windows platforms; and include Computer Associates, EMC (Epoch), Hewlett Packard, IBM (Tivoli), and Veritas on the UNIX platforms. We currently have no major competitor on the Linux platform, though we expect Veritas, among others, to enter the Linux market segment in 2002. Gartner Group covers our market, and reported in December 2001 that Legato remains among the top market leaders for enterprise backup, along with Hewlett Packard, IBM (Tivoli) and Veritas.

   Some potential customers may elect to develop their own capabilities internally that may be similar to our software products, and decide not to purchase storage management software from any outside vendor. Furthermore, storage companies with whom we have OEM and strategic alliance relationships could decide to compete with us by offering their own storage management solutions that exclude our software. Many competitors and partners have significantly more financial and technical resources than we do, and may cause us to lose sales and may limit the growth of our revenue and business.

  Key Technology Differentiators

   We are a technology leader in the networked storage management software market through our commitment to open, standards-based software development. Our customers have come to depend on the following key characteristics that commonly define all of our solutions:

  .  Scalability;

  .  Serviceability;

  .  Interoperability;

  .  Performance; and

  .  Management.

   Scalability. Our solution architecture is designed to enable scalable growth within a company's computing environment, from the smallest single-server implementation, to a remote branch office, to the largest data center environment. For our customers, this means that they can scale their infrastructure up or down as their business requires, and continue to protect their information and applications with a continuity that ensures no gaps in protection and with no retraining. This also preserves our customers' investment in their existing storage infrastructure, by supporting flexible options for sharing storage across larger and larger deployments of application servers.

   Our solutions can be configured or expanded as required, to support our customers' dynamically changing environments. Our solutions architecture is modular, allowing customers to add clients, servers, storage nodes and support for added networked storage without requiring redesign or redeployment of their storage management software. An existing server can be quickly upgraded with more powerful capabilities for information protection, application availability, or both, in some cases just by changing a license key.

   Serviceability. Our solutions enable serviceability by providing tracing features built into our software that can be turned on when errors occur and can assist technical support teams in diagnosing and fixing problems. We also do this by providing commands that can be used to obtain information about the status of software components, again to assist technical support teams in diagnosing and fixing problems. Our error codes are fully documented in the user documentation that we provide with our products, and this can assist customers and technical personnel by helping them to understand what may be causing problems with their solutions.

   Our solutions are also built to enable easy upgrades and migration to newer versions by being built by policy to support previous configuration data for the same product whenever possible. This means that customers moving from one version of our products to another have minimal disruption to their business operation. We also provide defined and tested migration procedures when required.

   Interoperability. Our solutions are designed to support and protect market-leading open system servers, applications, databases, networks and storage devices to preserve our customers' ability to select the combination of technologies that best support their business.

   Our top-tier operating systems which are supported by both our NetWorker family and AAM family of solutions, are:

  .  Linux;

  .  Windows NT;

  .  Windows 2000; and

  .  UNIX systems (AIX, HP-UX, Sun Solaris).

   Our second-tier operating systems are supported only by our NetWorker family of solutions, as follows:

  .  NetWare;

  .  UNIX systems (Dynix/ptx, Irix and Tru64); and

  .  Mac OS.

   We provide Modules for NetWorker and AAM, for managing and protecting the following applications and databases:

  .  DB2;

  .  Informix;

  .  Lotus Notes;

  .  Microsoft Exchange;

  .  Microsoft SQL;

  .  Oracle;

  .  SAP R/3; and

  .  Sybase.

   We provide integration to support software embedded within leading storage devices, including:

  .  EMC Symmetrix;

  .  EMC CLARiiON;

  .  EMC Celerra;

  .  Network Appliance filers; and

  .  Maxtor MaxAttach.

   We provide certified support of popular networked storage configurations, including:

  .  SAN, including most popular switch, HBA and bridge vendors;

  .  NAS, including most market-leading devices;

  . TAN, including most popular tape drives, optical and tape robotic storage devices; and

  .  DAS, including most popular disk devices.

   We provide support of market-leading library devices, including those from market-leading storage vendors.

   Performance. Enterprise organizations continue to deal with expanding data volumes and increasing service levels for applications. These trends are in conflict with the need to control costs and preserve manageability. Moreover, what continues to drive expanding data volumes is the need to deploy strategic applications to keep organizations competitive in the market. To enable this type of growth to continue, businesses need options for eliminating the impact of backup on their application performance, for continuing to reduce the time-to-recovery and for proactively maintaining and optimizing the service levels that their applications layer delivers to support their business.

   We provide market-leading capabilities for optimized backup performance, including options for backing up clients in parallel, multi-streamed, in LAN-free configurations to free up business networks and even in serverless configurations to ensure application performance. These options enable backup to occur during business operations, while minimizing impact to those operations. Similarly, we provide solutions that continually reduce time-to-recovery by utilizing best-in-class technology, such as using disk for backup and integrating our products with market-leading snapshot technology.

   Our AAM family of solutions is designed to monitor and proactively manage applications to ensure the highest service levels that can be achieved by the computing infrastructure and to avoid downtime caused by failures. AAM solutions are also tuned for fast recovery restart of application components and interdependent resources, including IP addresses, application services and connections to data.

   Management. Legato solutions provide centralized capabilities for managing heterogeneous infrastructures at local and remote distances. This creates a single-point-of-control management interface across the most critical applications and data that support the business. In this way, we allow our customers to utilize their highly-skilled system administration staff to best advantage since they can manage and protect information and applications across all parts of their wide-scale infrastructure. Moreover, we provide separate consoles for operators and administrators to enable less expensive staff to take over less critical and complicated tasks, and reduce the overall cost of storage management for our customers. We also enable multiple points-of-operation within a customer's environment, to ensure maximum division of workload.

   To enable maximum flexibility and to lower training requirements, we also provide cross-platform manageability: our solutions provide a single management console that can be run on the platform of customer choice, whether it be Windows, UNIX or Linux, and can be used to operate information and application protection and recovery across all other platforms within the customer's environment.

   Our solutions also deliver capabilities to automate repetitive tasks, freeing up expensive system administrator time that can be applied to other activities. This is achieved by designing our solutions to enable easy automation, by supporting standard event reporting, including SNMP event trapping to enable integration with leading systems management solutions, and by providing our own solution for automating these capabilities. SNMP stands for Simple Network Management Protocol, and is the commonly accepted standard used in the industry for software event reporting and tracking.

Employees

   As of December 31, 2001, we had 1,338 employees. Of the total, 486 were in sales and marketing, 348 in research and development, 310 in service and support and 194 in general and administration. Of our 1,338 employees, 1,092 were located in the United States and Canada, 195 were located in Europe and 51 were located in the rest of the world. None of our employees are represented by a labor union, and we believe our relationship with our employees is good.

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

  .  Our ability to integrate recently acquired businesses;

  . Acquisition costs or other non-recurring charges in connection with the acquisition of companies, products or technologies;

  . Loss of our information technology infrastructure for a significant period of time;

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

   We cannot predict our future revenue with any significant degree of certainty for several reasons including:

  . Our sales cycles vary substantially from customer to customer, in large part because we depend upon large enterprise license transactions with corporate customers. Furthermore, such transactions may include extended payment terms, escalating discounts, acceptance provisions or other terms that would preclude immediate revenue recognition of some or all of the license component;

  . Revenue in any quarter is substantially dependent on orders booked and shipped in that quarter since we operate with virtually no order backlog;

  . We do not recognize revenue on sales to domestic distributors until the products are sold through to end-users

  .  The storage management market is rapidly evolving;

  . Due to general economic factors that currently affect our end-user customers' businesses, those customers are being more deliberate in the manner in which they make information technology spending decisions;

  . OEM license and royalty revenue are difficult to forecast. Our royalty revenue is dependent upon product license sales by OEMs of their products that incorporate our software. Accordingly, this royalty revenue is subject to OEMs' product cycles and the general health of their businesses; these trends are also difficult for us to predict. Fluctuations in licensing activity from quarter to quarter further impact royalty revenue, because initial license fees generally are non-recurring and generally recognized upon the signing of a license agreement;

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

   On February 1, 2000, a shareholder derivative action was filed in the U.S. District Court, Northern District of California, against certain of our officers and directors. We are named as a nominal defendant. The derivative case has been related to the securities class action. Plaintiffs filed an amended complaint on February 9, 2001, which generally alleges the same conduct as the shareholder class action, and claims that defendants breached their fiduciary duties and engaged in improper insider trading. The derivative complaint sought unspecified damages and injunctive relief. Defendants moved to dismiss the derivative complaint. On July 10, 2001, the court granted defendants' motion to dismiss with leave to amend. Plaintiffs filed an amended complaint on August 23, 2001; plaintiffs then moved to voluntarily dismiss the amended complaint with the right to refile the complaint at a later date if they choose to do so, and the Court granted plaintiffs' motion in November 2001.

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

   Many of our current and potential competitors have longer operating histories and have substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger customer base than we have. As a result, certain current and potential competitors can respond more quickly to new or emerging technologies and changes in customer requirements. They can also devote greater resources to the development, promotion, sale and support of their products. In addition, current and potential competitors may establish cooperative relationships among themselves or with third parties. If so, new competitors or alliances among competitors may emerge and rapidly acquire significant market share. In addition, network operating system vendors could introduce new or upgraded operating systems or environments that include functionality offered by our products. If so, our products could be rendered obsolete and unmarketable. For all the foregoing reasons, we may not be able to compete successfully, which would seriously harm our business, operating results and financial condition.

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

   The markets for our products are characterized by rapid technological change, changing customer needs, frequent new software product introductions and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards could render our existing products obsolete and unmarketable. To be successful, we need to develop and introduce new software products on a timely basis that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of our customers. In addition, we need to continue to integrate into our product lines the technologies of products we acquired through the acquisitions completed in 1999, and to develop the technologies we acquired from Software Clearing House, Inc. in July 2001. We may fail to develop and market new products that respond to technological changes or evolving industry standards, experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products or fail to develop new products that adequately meet the requirements of the marketplace or achieve market acceptance. If so, our business, operating results and financial condition would be seriously harmed.

   We have introduced several new products during 2001, and currently plan to introduce and market several more potential new products in the next twelve months. Some of our competitors currently offer products analogous to certain of these potential new products. Such potential new products are subject to significant technical risks. We may fail to introduce such potential new products on a timely basis or at all. In the past, we have experienced delays in the commencement of commercial shipments of our new products. Such delays caused customer frustrations and delay of, or loss of, revenue. If potential new products are delayed or do not achieve market acceptance, our business, operating results and financial condition would be seriously harmed. In the past, we have also experienced delays in purchases of our products by customers anticipating our launch of new products. Our business, operating results and financial condition would be seriously harmed if customers defer material orders in anticipation of new product introductions.

  Our products may contain undetected errors.

   Software products as complex as those we offer may contain undetected errors or failures when first introduced or as new versions are released. We have in the past discovered software errors in certain of our new products after their introduction. As a result of those errors, we experienced delays or lost revenue during the period required to correct these shipments, despite testing by us and by our current and potential customers. In addition, customers have in the past brought to our attention "bugs" in our software created by the customers' unique operating environments. Although we have been able to fix such software bugs in the past, we may not always be able to do so. These types of circumstances may result in the loss of, or delay in, market acceptance of our products or increase the need for additional customer support personnel, which could seriously harm our business, operating results and financial condition.

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

  . A growing number of our direct-license customers are located outside the United States, where the sales cycle can be lengthier than transactions negotiated within the United States;

  . Our customers are being more deliberate about information technology spending decisions due to the current state of the overall economy; and

  . Customers' internal procedures frequently cause delays in orders. Such internal procedures include approval of large capital expenditures, implementation of new technologies within their networks and testing new technologies that affect key operations.

   Due to the large size of enterprise transactions, if orders forecasted for a specific transaction for a particular quarter are not realized in that quarter, our operating results for that quarter may be seriously harmed.

  We rely on indirect sales channels.

   We rely significantly on our distributors, systems integrators and value-added resellers, or collectively, resellers, for the marketing and distribution of our products. Our agreements with resellers are generally not exclusive and in many cases may be terminated by either party without cause. Many of our resellers carry product lines that are competitive with ours. These resellers may not give a high priority to the marketing of our products. Rather, they may give a higher priority to other products, including the products of competitors, or may not continue to carry our products. Events or occurrences of this nature could seriously harm our business, operating results and financial condition. In addition, we may not be able to retain any of our current resellers or successfully recruit new resellers. Any such changes in our distribution channels could seriously harm our business, operating results and financial condition.

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

   As noted above, we rely significantly upon resellers as part of our overall marketing strategy. We are currently realigning our approach to work with our strategic alliances and other resellers. The objective of our new approach is to form stronger ties with specific companies with whom we have global alliances. We are also restructuring our reseller networks in order to create greater rewards for distributors and resellers that demonstrate a greater commitment to us, as measured in net sales, technical certification and other factors. As a result of these changes, we may negatively affect the volume of sales through our strategic alliances or our resellers. If a significant number of resellers were to cease doing business with us as a result of these changes, and sales through the remaining resellers failed to compensate for the lost resellers, this strategic change could seriously harm our business, operating results and financial condition.

  We depend on international revenue.

   Our continued growth and profitability will require further expansion of our international operations. To expand international operations successfully, we must establish additional foreign operations, hire additional personnel and recruit additional international resellers. This will require significant management attention and financial resources and could seriously harm our operating margins. If we fail to further expand our international operations in a timely manner, our business, operating results and financial condition could be seriously harmed. In addition, we may fail to maintain or increase international market demand for our products. Most of our international sales are currently denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and, therefore, potentially less competitive in those markets. In some markets, localization of our products and license documents is essential to achieve or increase market penetration. We may incur substantial costs and experience delays in localizing our products and license language. We also may fail to generate significant revenue from localized products.

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

  . The burdens of complying with a wide variety of multiple local, country and regional laws; and

  . The risks related to the current weakness in some regions, including, without limitation, Europe and Asia.

   The occurrence of such factors could seriously harm our international sales and, consequently, our business, operating results and financial condition.

  We depend on growth in the enterprise data storage market.

   The overwhelming majority of our business is in the enterprise data storage market. The enterprise data storage management market is still a maturing and dynamic market. Our future financial performance will depend in large part on continued growth in the number of organizations adopting company-wide storage and management solutions for their client/server computing environments. The market for enterprise storage management may not continue to grow at historic rates, or at all. If this market fails to grow, or grows more slowly than we currently anticipate, and we are unable to capture market share from our competitors, our business, operating results and financial condition would be seriously harmed.

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

   The recognition of our revenue depends on, among other things, the terms negotiated in our contracts with our customers. Our personnel may act outside of their authority and negotiate additional terms without our knowledge. In the event that our sales personnel have negotiated terms that do not appear in the contract and of which we are unaware, whether the additional terms are written or verbal, we could be prevented from recognizing revenue in accordance with our plans. Furthermore, depending on when we learn of unauthorized actions and the size of transactions involved, we may have to restate revenue for a previously reported period, which would seriously harm our business, operating results and financial condition.

  We rely on our sales personnel.

   In the past, we have experienced significant voluntary resignations in our sales force, including some of our senior level sales employees, and may experience such turnover again. Our future success depends on our continuing ability to attract and retain highly qualified sales personnel. Competition for such personnel remains intense, and we may fail to retain our sales personnel or attract, assimilate or retain other highly qualified sales personnel in the future. Any further disruption to our sales force could seriously harm our business, operating results and financial condition.

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

   Approximately one third of our employees joined the Company since the beginning of 2001. Our future success also depends on our continuing ability to attract and retain highly qualified technical, sales and managerial personnel. Despite recent weakness in the economy, competition for such highly qualified personnel remains intense, and we may fail to retain our key technical, sales and managerial employees or attract, assimilate or retain other highly qualified technical, sales and managerial personnel in the future.

  Our investment in goodwill and intangibles resulting from our acquisitions could become impaired.

   As a result of our acquisitions in 1999 and in 2001, we recorded goodwill and intangibles of $177.0 million of which $48.9 million was written-off in the fourth quarter of 2001 due to an impairment. As of December 31, 2001, we had goodwill of $17.3 million and acquired intangibles of $14.3 million on our Consolidated Balance Sheet. With our adoption of Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" in the first quarter of 2002, goodwill will no longer be amortized. We expect to amortize intangibles of $5.7 million in 2002, $5.7 million in 2003 and $2.9 million in 2004. To the extent we do not generate sufficient cash flows to recover the net amount of the intangibles recorded, the intangibles could be subsequently written-off. In such event, our results of operations in any given period could be negatively impacted, and the market price of our stock could decline.

  If we make unprofitable acquisitions or are unable to successfully integrate any acquisition, our business would suffer.

   We have in the past, and may in the future, acquire businesses, products or technologies that we believe compliment or expand our existing business. In furtherance of this strategy, we announced our agreement to acquire OTG Software, Inc, a data storage software company based in Rockville, Maryland, in February 2002. In July 2001, we acquired Software Clearing House, Inc., a software developer, reseller and consulting organization based in Cincinnati, Ohio. Our ability to achieve favorable results in 2002 and beyond will be dependent in part upon our ability to successfully integrate the people, products and business lines of our acquisitions. In addition, we will need to work with our acquired companies' customers and business partners to establish new relationships based upon the broader range of products and services available from us. Further, we must accomplish the synergies identified during the acquisition process. Failure to execute on any of these elements of the integration process could seriously harm our business, operating results or financial condition.

   We cannot ensure that any acquisitions or acquired businesses, products or technologies associated therewith will generate sufficient revenue to offset the associated costs of the acquisitions or will not result in other adverse effects. Moreover, from time to time, we may enter into negotiations for the acquisition of businesses, products or technologies but be unable or unwilling to consummate the acquisitions under consideration. This could cause significant diversion of managerial attention and out of pocket expenses to us. We could also be exposed to litigation as a result of an acquisition, including claims that we failed to negotiate in good faith, misappropriated confidential information or other claims.

  Protection of our intellectual property is limited.

   Our success depends significantly upon proprietary technology. To protect our proprietary rights, we rely on a combination of patents, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions. We seek to protect our software, documentation and other written materials under patent, trade secret and copyright laws, which afford only limited protection. Despite this limited protection, any issued patent may not provide us with any competitive advantages or may be challenged by third parties or the patents of others may seriously impede our ability to do business. We may also develop proprietary products or technologies that cannot be protected by patent law.

   Despite our efforts to protect our proprietary rights, we are aware that unauthorized parties have attempted to transfer licenses to third parties, copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use and transfer of our products is difficult, and software piracy can be expected to be a persistent problem. In licensing our products, other than in enterprise license transactions, we rely on "shrink wrap" licenses that are not signed by licensees. Such licenses may be unenforceable, in whole or in part, under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Our means of protecting our proprietary rights may not be adequate. Our competitors may independently develop similar technology, duplicate our products or design around patents issued to us or other intellectual property rights of ours.

   From time to time, we have received claims that we are infringing on third parties' intellectual property rights. In the future, we may be subject to claims of infringement by third parties with respect to current or future products, trademarks or other proprietary rights. We expect that software product developers will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements with third parties. If such royalty or licensing agreements are not available on terms acceptable to us, our business, operating results and financial condition could be seriously harmed.

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

  . Acquisitions or dispositions of our common stock by corporate officers or members of the Board of Directors;

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

ITEM 2. PROPERTIES

   Our principal headquarters is located in approximately 105,000 square feet of space in Mountain View, California. This facility is leased through December 2009. Our principal research and development facility is located in approximately 96,000 square feet of space in Palo Alto, California. This facility is leased through August 2006. Our principal technical support facility is located in approximately 97,600 square feet of space in Burlington, Ontario. This facility is leased through September 2010. We also currently lease other domestic offices throughout the United States, as well as international offices throughout the world.

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

   On February 1, 2000, a shareholder derivative action was filed in the U.S. District Court, Northern District of California, against certain of our officers and directors. We are named as a nominal defendant. The derivative case has been related to the securities class action. Plaintiffs filed an amended complaint on February 9, 2001, which generally alleges the same conduct as the shareholder class action, and claims that defendants breached their fiduciary duties and engaged in improper insider trading. The derivative complaint sought unspecified damages and injunctive relief. Defendants moved to dismiss the derivative complaint. On July 10, 2001, the court granted defendants' motion to dismiss with leave to amend. Plaintiffs filed an amended complaint on August 23, 2001; plaintiffs then moved to voluntarily dismiss the amended complaint with the right to refile the complaint at a later date if they choose to do so, and the Court granted plaintiffs' motion in November 2001.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   We did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2001.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS

   Our common stock is traded on the Nasdaq National Market under the symbol LGTO. As of February 28, 2002, there were approximately 350 record holders of our common stock. We have never declared or paid a cash dividend on our common stock and do not intend to pay cash dividends on our common stock in the foreseeable future. The following table sets forth the high and low closing sales prices of our common stock for each quarter in the two-year period ended December 31, 2001.

                                                        2001         2000
                                                    ------------ -------------
                                                     High   Low   High   Low
                                                    ------ ----- ------ ------
  First Quarter.................................... $18.38 $6.94 $67.75 $25.19
  Second Quarter................................... $17.99 $8.00 $22.00 $ 9.88
  Third Quarter.................................... $16.01 $4.76 $15.25 $ 8.31
  Fourth Quarter................................... $15.05 $5.01 $12.81 $ 6.69

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

Five-Year Summary

                                                              December 31,
                                             -----------------------------------------------
                                               2001       2000      1999   1998(2)  1997(2)
                                             ---------  --------  -------- -------- --------
                                                (in thousands, except per share amounts)
Revenue..................................... $ 242,601  $231,395  $228,567 $167,907 $118,499
Gross profit................................   188,168   183,784   195,789  142,657   97,470
Income (loss) from operations...............  (124,713)  (51,413)    2,991   27,815   21,589
Net income (loss)...........................   (81,495)  (35,249)    2,704   19,869   15,066
Basic net income (loss) per share(1)........     (0.92)    (0.41)     0.03     0.26     0.21
Diluted net income (loss) per share(1)......     (0.92)    (0.41)     0.03     0.24     0.19
Cash, cash equivalents and investments......   145,695   165,145   169,928  125,972   87,433
   Total assets.............................   355,261   414,864   422,894  207,224  141,908

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The discussion in this report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements on our expectations, beliefs, intentions or strategies regarding the future, including without limitation, our financial outlook, successful introduction of new products and expansion of operation. All forward-looking statements included in this document are based on information available to us on the date hereof. We assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those indicated in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, fluctuations in quarterly operating results, uncertainty in future operating results, litigation, competition, product concentration, technological changes, reliance on enterprise license transactions, reliance on indirect sales channels, changes in marketing strategies, dependence on international revenue, management of our growth and expansion, the ability to attract and retain qualified personnel and other risks discussed in this item under the heading "Risk Factors" and the risks discussed in our other Securities and Exchange Commission filings.

Overview

   Legato Systems, Inc. was incorporated in Delaware in September 1988. We develop, market and support software products and services for information management of distributed, open systems environments. Information management includes the protection, recovery and avoidance of failures of data and applications so that business users can gain access to the information that they need when they need it. Distributed, open systems are generally understood to include UNIX, Windows NT, Windows 2000 and Linux server computer systems. We offer software products for backup, recovery and archive of data; for managing the performance and operation of application services; and for optimizing the use of storage devices and media including disk and tape. Our customers use our products and services to safeguard and manage their information assets and associated applications so that their businesses can continue to operate, and do so in a more cost-effective manner.

   On February 20, 2002, we entered into a definitive agreement to acquire OTG Software, Inc. ("OTG"). OTG provides data management and collaboration solutions that virtualize storage for any type of data, including files, messages and databases, while providing easy and transparent access. The merger agreement provides that each share of OTG common stock will be exchanged for
0.6876 of a share of Legato common stock and $2.50 per share of cash. We will also assume all outstanding options to purchase OTG common shares. The closing of the merger is subject to regulatory approval and Legato and OTG shareholder approvals, and is expected to close in the second quarter of 2002. After the transaction is completed, OTG's shareholders will own approximately 21% of the combined entity's shares. This strategic acquisition will result in substantial one-time charges along with ongoing substantial amortization of intangibles to our results of operations.

Critical Accounting Policies

   In preparing our financial statements, we must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses during the reporting period. The areas that require significant judgment are as follows:

   Revenue recognition and allowances for doubtful accounts and product returns. An assessment of our customers' ability to pay is one of the considerations that affect revenue recognition. In some cases, we sell to undercapitalized resellers in emerging markets. As such, we defer revenue recognition until cash is received, the reseller has established a history of making timely payments or the reseller's financial condition has improved. Furthermore, once we have recognized revenue, we must evaluate our accounts receivable at each period end for amounts that we believe are no longer collectible. This evaluation is largely done based on comments received from the customer and/or our sales personnel, a review of financial condition via credit agencies and our historical experience with the customer. The unexpected filing of a bankruptcy petition by a customer or reseller may impact our evaluation of accounts receivable in any given period. However, this risk is mitigated by the fact that our accounts receivable is dispersed among a large number of customers. As of December 31, 2001, no customer accounted for more than 10% of our accounts receivable. For each reporting period, we must also estimate the amount of product that will be returned for reasons, including, without limitation, wrong product ordered, duplicate orders and excessive quantities. Our estimates are computed using our historical return experience. Product returns over the past several years have not deviated significantly from our historical experience.

   Accounting for income taxes. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing the temporary differences resulting from differing treatment of items, such as deferred revenue or deductibility of certain intangible assets, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. To the extent we believe the recovery is not likely, we must establish a valuation allowance, which will result in a tax provision in the consolidated statement of operations.

   Valuation of long-lived and intangible assets and goodwill. We assess the impairment of long-lived assets, identifiable intangibles and related goodwill and enterprise level goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include the following:

  . Significant underperformance relative to expected historical or projected future operating results;

  . Significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

  .  Significant negative industry or economic trends; or

  . Significant decline in our market capitalization relative to net book value for a sustained period.

   When we determine that the carrying value may not be recovered based upon the existence of one or more of the above indicators, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model.

Results of Operations

   Revenue. Revenue is derived from primarily two sources: (i) license revenue, derived from the sale of software licenses to resellers and end users, including large-scale enterprises, and royalty revenue, derived from initial license fees and ongoing royalties from licenses of source code to OEMs; and
(ii) service and support revenue, derived from providing software updates, support and education and consulting services to end users.

   License revenue is generally recognized when a signed contract or other persuasive evidence of an arrangement exists, the software has been shipped or electronically delivered, the license fee is fixed or determinable and collection of resulting receivables is probable. Estimated product returns are recorded upon recognition of revenue from customers having rights of return, including exchange rights for unsold products and product upgrades. Provisions for estimated warranty costs and anticipated retroactive price adjustments are recorded at the time products are shipped. For sales to domestic distributors, license revenue is recognized upon sale by the distributor to the end-user. License revenue from royalty payments is recognized upon receipt of royalty reports from OEMs related to their product sales. Revenue from subscription license agreements (which include software, rights to future products and maintenance) is recognized ratably over the term of the subscription period.

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

   When contracts contain multiple obligations (e.g., products, updates, technical support and other services) wherein vendor specific objective evidence exists for all undelivered elements, we account for the delivered elements in accordance with the "Residual Method" prescribed by Statement of Position 98-9. Any revenue related to updates or technical support in these arrangements is recognized ratably over the term of the maintenance arrangement.

                                                               % Change
                                                             ----------
                                         2001   2000   1999  01/00 00/99
                                        ------ ------ ------ ----- -----
                                           (in millions)
License................................ $147.5 $145.6 $161.1   1%   (10)%
Service and support....................   95.1   85.8   67.5  11     27
                                        ------ ------ ------
   Total revenue....................... $242.6 $231.4 $228.6
                                        ====== ====== ======

Sources of Revenue as a Percent of Total Revenue

                                        2001 2000 1999
                                        ---- ---- ----
License................................  61%  63%  70%
Service and support....................  39   37   30

   While license revenue increased in 2001 over the previous year, license revenue decreased as a percentage of total revenue in 2001, when compared to 2000, primarily as a result of the economic recession and the reduced spending by customers. In prior years, our customers were willing to forecast expected demand for the next couple of years and purchase that quantity of licenses upfront in exchange for a greater discount. In 2001, our customers were more conservative with their estimates or were unwilling to make these large purchases. License revenue decreased for 2000, when compared to 1999, primarily due to the implementation of our new software subscription licensing model during the second quarter of 2000 and, to a lesser extent, a decrease in sales volume of our software products resulting from the headcount turnover within the sales force.

   Service and support revenue increased for 2001, when compared to 2000, as a result of our improvement in the number of customers renewing their support contracts to over 90% and the increased rates we charge for such services. Our increase in staffing for software support helped to increase new sales and renewals of our software support contracts. Even though overall service and support revenue increased in 2001, our revenue from consulting and educational services decreased by $5.2 million. The decrease in consulting services revenue was due to productivity issues caused by the re-organization of our field sales force, which typically sells consulting engagements. The decrease in educational services revenue was a result of our outsourcing of this function to Global Knowledge Networks, Inc., an international information technology education integrator, in the second quarter of 2001. Service and support revenue increased for 2000, when compared to 1999, primarily as a result of increased maintenance renewals over a larger installed base and, to a lesser extent, growth in our consulting and education services. We expect that service and support revenue will increase in absolute dollars in 2002, but at a growth rate less than in 2001.

Revenue by Geography

                                                               % Change
                                                             ----------
                                         2001   2000   1999  01/00  00/99
                                        ------ ------ ------ -----  -----
                                           (in millions)
Domestic............................... $120.9 $155.7 $162.8  (22)%  (4)%
International..........................  121.7   75.7   65.8   61    15
                                        ------ ------ ------
   Total revenue....................... $242.6 $231.4 $228.6
                                        ====== ====== ======

Revenue by Geography as a Percent of Total Revenue

                                        2001 2000 1999
                                        ---- ---- ----
Domestic...............................  50%  67%  71%
International..........................  50   33   29

   Domestic revenue decreased for 2001, when compared to 2000, primarily due the economic recession in the United States. Revenue from our OEM partners decreased significantly as their businesses suffered in the poor economic climate; and our customers in the United States have reduced their information technology spending in order to better align their expenses with their deflated revenue trends. Further, a large part of our sales force in the United States is new to Legato, and they have not reached the level of productivity of which we believe they are capable. Domestic revenue decreased for 2000, when compared to 1999, primarily due to a decrease in sales volume of our products given the turnover in the headcount of the domestic sales force and the implementation of our new software subscription licensing model during the second quarter of 2000. International revenue increased primarily as a result of the continued market acceptance of our products overseas. The majority of international sales during these periods were made in Europe. We intend to increase sales by continuing to develop and broaden our OEM relationships, increasing the productivity of our domestic sales force and cautiously expanding our international operations.

Cost of Revenue

                                                           % Change
                                                          ----------
                                        2001  2000  1999  01/00 00/99
                                        ----- ----- ----- ----- -----
                                          (in millions)
License................................ $ 5.5 $ 6.0 $ 5.9  (8)%   2%
Service and support....................  48.9  41.6  26.9  18    55
                                        ----- ----- -----
   Total cost of revenue............... $54.4 $47.6 $32.8
                                        ===== ===== =====

Cost of Revenue as a Percent of the Related Revenue

                                        2001 2000 1999
                                        ---- ---- ----
License................................   4%   4%   4%
Service and support....................  51   48   40

   Cost of license revenue includes costs of production personnel, packaging and documentation, freight and royalties. Product gross margin remained constant at 96% in 2001 when compared to 2000 and 1999. Cost of service and support revenue includes costs associated with providing customers with services, such as consulting and education, telephonic and on-site support and product updates. Costs of service and support include primarily salaries, packaging, documentation and delivery of product updates and costs to maintain the infrastructure necessary to manage a services organization. Cost of service and support revenue increased by $7.3 million in 2001, when compared to 2000, and by $14.7 million in 2000, when compared to 1999, and was driven by increases in the support function as we delivered better support and increased our customer satisfaction as measured by periodic surveys. Service and support headcount increased to 310 in 2001 from 298 in 2000 and 238 in 1999. Service and support gross margin decreased slightly to 49% in 2001 from 52% in 2000 and 60% in 1999. The decrease of 8% in 2000 was primarily due to the increased staffing to support as discussed above and outsourcing certain of our consulting arrangements.

   Total gross profit was $188.2 million in 2001, $183.8 million in 2000 and $195.8 million in 1999, representing gross margin of 78% in 2001, 79% in 2000 and 86% in 1999. The decrease in total gross margin for 2000, when compared to 1999, relates primarily to the decrease in service and support gross margin during 2000.

Operating Expenses

                                                             % Change
                                                            ----------
                                         2001   2000  1999  01/00 00/99
                                        ------ ------ ----- ----- -----
                                           (in millions)
Sales and marketing.................... $125.8 $109.2 $95.2  15%   15%
Research and development...............   64.3   59.6  41.7   8    43
General and administrative.............   30.8   28.3  16.4   9    73

Operating Expenses as a Percent of Total Revenue

                                        2001 2000 1999
                                        ---- ---- ----
Sales and marketing....................  52%  47%  42%
Research and development...............  27   26   18
General and administrative.............  13   12    7

   Sales and marketing expenses.   Sales and marketing expenses consist
primarily of employee-related costs such as salaries, benefits, commissions and promotional and advertising expenses. The increase in sales and marketing expenses of $16.6 million for 2001, when compared to 2000, was, for the most part, a result of an increase in salaries and other compensation. Our sales and marketing personal increased to 486 from 454 in 2000 and 449 in 1999. The increase in sales and marketing expenses of $14.1 million for 2000, when compared to 1999, was primarily attributable to increased recruiting costs, air travel and facilities expenses and, to a lesser extent, an increase in our headcount. We believe that sales and marketing expenses will increase in absolute dollars in 2002, but decrease as a percentage of total revenue, as we focus our efforts on improving the efficiency and productivity of our current personnel.

   Research and development expenses.   Research and development expenses
consist primarily of employee-related costs such as salaries, benefits and facilities and equipment costs. The increase in research and development expenses of $4.7 million for 2001, when compared to 2000, resulted from increased depreciation expense, facilities expenses and salaries and other compensation. Salary and other compensation increased even though overall headcount decreased as of December 31, 2001, because the majority of the headcount reductions associated with the development laboratory restructuring occurred in the fourth quarter of 2001. The number of research and development personnel decreased to 348 in 2001 from 364 in 2000 and 384 in 1999. The increase in research and development expenses of $17.8 million for 2000, when compared to 1999, was primarily attributable to increases in salaries and benefits as headcount increased significantly in 1999 as a result of our acquisitions of Intelliguard in April 1999 and Vinca in July 1999. Under purchase accounting, the results of operations of these companies were added to our results of operations from the date of acquisition. Accordingly, we recorded a full year of salary and benefits costs in 2000. We believe that research and development expenses will continue to increase slightly in absolute dollars in 2002, but decrease as a percentage of total revenue, as we invest in developing new products and integrating our existing technologies.

   General and administrative expenses.   General and administrative expenses
primarily include employee-related costs of our finance, human resources and other administrative departments and an allocated amount of facilities, information technology and education costs. The increase in general and administrative costs of $2.5 million in 2001, when compared to 2000, related to increases in salaries, other compensation, travel and entertainment, partially offset by a reduction in recruiting costs. The increase in general and administrative expenses of $11.9 million for 2000, when compared to 1999, was attributable to increases in salaries and other compensation, recruiting costs, legal and other professional services and bad debt expense. General and administrative personnel increased to 194 in 2001 from 154 in 2000 and 165 employees in 1999. We expect that general and administrative expenses will increase in absolute dollars in 2002, but decrease as a percentage of revenue, as headcount will not fluctuate significantly from its current level.

   Restructuring charges.   During 2001, we incurred $9.4 million in charges as
we restructured our development operations to reduce our cost structure and to integrate and reduce selling and marketing activities. In connection with these activities, we reduced our workforce by approximately 215 employees and closed our development facilities in Sunnyvale, California; Eden Prairie, Minnesota; Orem, Utah; and New Delhi, India. As of December 31, 2001, accrued restructuring charges related primarily to future lease commitments, which will be paid through 2004, and some severance and benefit costs, which will be paid in 2002. We continue to search for subtenants for these excess facilities. But given the short duration of the remaining lease terms and the current market for commercial real estate, our ability to find subtenants at reasonable rates is unlikely. The following table summarizes the restructuring activity during 2001 (in thousands):

                                         Severance
                                            and      Excess
                                         Benefits  Facilities Assets    Total
                                         --------- ---------- -------  -------
 Balance, December 31, 2000.............  $    --   $    --   $    --  $    --
    Restructuring charges...............    3,148     2,398     3,827    9,373
    Cash payments.......................   (2,512)   (1,177)       --   (3,689)
    Non-cash write-off..................       --        --    (3,827)  (3,827)
                                          -------   -------   -------  -------
 Balance, December 31, 2001.............  $   636   $ 1,221   $    --  $ 1,857
                                          =======   =======   =======  =======

   Impairment of intangibles.   In connection with the restructuring actions
taken in the fourth quarter of 2001, we made certain decisions related to our various technologies, which resulted in the impairment of some of the acquired intangibles. With regard to the Intelliguard acquired intangibles, we chose to pursue an alternative technology, which resulted in writing-off all related intangibles of $20.3 million. With regards to the Vinca acquired intangibles, we chose to cease development of certain Vinca technology, impairing the related intangible assets by $28.5 million.

   Amortization of acquired intangibles.   Amortization of acquired intangibles
was $33.8 million in 2001, $38.1 million in 2000 and $21.8 million in 1999. The intangible assets resulted from our acquisitions of Software Clearing House, or SCH, in July 2001, Vinca in July 1999 and Intelliguard in April 1999. (See Note 5 to the Notes to the Consolidated Financial Statements for further details.) As of December 31, 2001, we had goodwill of $17.3 million and acquired intangibles of $14.3 million on our Consolidated Balance Sheet. With our adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" in the first quarter of 2002, goodwill will no longer be amortized. As such, we expect to amortize intangibles of $5.7 million in 2002, $5.7 million in 2003 and $2.9 million in 2004.

   In the acquisition of SCH, all issued and outstanding shares of SCH were purchased for $10.3 million. We also paid $1.9 million to current and former employees as a transactional bonus, assumed net liabilities of $0.3 million and incurred $1.6 million in acquisition related expenses, which consisted primarily of professional fees, severance expenses and facility abandonment costs. Excluding SCH's cash balance of $4.0 million, the aggregate purchase price was $10.1 million and was allocated as follows (in thousands):

      Tangible assets received................................... $ 2,522
      Developed technology.......................................     989
      Goodwill...................................................   9,377
      Liabilities assumed........................................  (2,792)
                                                                  -------
                                                                  $10,096
                                                                  =======

   The purchase price of SCH was allocated to the assets acquired, including tangible and intangible assets, and liabilities assumed based upon the fair value of such assets and liabilities on the date of acquisition and was based on our estimates of fair value with the excess purchase price over the net assets acquired allocated to goodwill. The tangible assets consisted primarily of accounts receivable, deferred tax assets and property and equipment. The liabilities assumed consisted primarily of accounts payable. Developed technology was identified and valued through analysis of data provided by SCH concerning development projects, their stage of development, the time and resources needed to complete them, if applicable, their expected income generating ability and the associated risks. The income approach, which includes an analysis of the cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing the developed technology. Since SCH had recently completed its latest product, AlphaStor, there were no research and development projects that were in-process as of the date of acquisition.

   Acquisition-related expenses.   In 1999, we incurred acquisition-related
expenses of $5.0 million related to FullTime. Such expenses consisted primarily of investment banking, accounting and other professional fees and costs relating to the closure of duplicative facilities and severance costs. In addition, we incurred professional fees of $1.2 million in connection with our proposed acquisition of Ontrack Data International, Inc. during 1999, which was subsequently terminated. In connection with our acquisitions of Intelliguard and Vinca, we purchased in-process research and development of $3.2 million and $8.3 million, respectively.

   Interest and Other Income, Net.   Interest and other income, net was $7.7
million in 2001, $6.6 million in 2000 and $5.4 million in 1999. The increase in interest and other income, net in 2001 relates primarily to a $2.0 million gain on the sale of an equity investment during the second quarter of 2001. Excluding this gain, interest and other income, net decreased by $0.9 million, which reflects a decrease in interest rates during 2001 partially offset by higher yielding cash investments in taxable and longer duration instruments. The increase in interest and other income, net of $1.2 million in 2000, when compared to 1999, related to higher interest rates in 2000.

   Provision for (Benefit from) Income Taxes.   The benefit from income taxes
was $35.5 million in 2001 as compared to $9.5 million in 2000 and a provision for income taxes of $5.7 million in 1999, with an effective tax rate of 30% in 2001, 21% in 2000 and 68% in 1999. The difference in the effective tax rate for 2001, when compared to 2000, is primarily attributable to a decrease in the amount of non-deductible goodwill amortization and a decrease in foreign tax expense related to foreign income. The difference in the effective tax rate for 2000, when compared to 1999, is primarily attributable to our net loss in 2000 versus net income in 1999 and the effect of non-deductible amortization and foreign tax expense related to foreign income. (See Note 7 to the Notes to the Consolidated Financial Statements for further details.)

Liquidity and Capital Resources

   Our cash, cash equivalents and investments totaled $145.7 million as of December 31, 2001 as compared to $165.1 million as of December 31, 2000. As of December 31, 2001, we had working capital of $167.3 million, no long-term debt and stockholders' equity of $260.0 million. To date, we have financed our operations primarily by cash from operations and sales of our common stock.

   Net cash provided by operating activities was $0.3 million in 2001, $11.8 million in 2000 and $51.9 million in 1999. Net cash provided by operating activities in 2001 consisted primarily of depreciation and amortization of $52.7 million, impairment of intangibles of $48.9 million and the tax benefit from stock option exercises of $4.1 million. This was offset by the net loss of $81.5 million, an increase in the deferred tax assets of $45.3 million and the net change in operating assets and liabilities of $16.6 million. Net cash provided by operating activities in 2000 consisted primarily of increases to accrued liabilities and deferred revenue of $14.9 million, depreciation and amortization of $52.8 million, the tax benefit from stock option exercises of $4.6 million and a provision for doubtful accounts and sales returns of $7.0 million, which were partially offset by the net loss of $35.2 million and increases in deferred tax assets of $19.9 million and other assets of $10.4 million. Net cash provided by operating activities in 1999 consisted primarily of net income of $2.7 million plus the tax benefit from stock option exercises of $36.4 million, depreciation and amortization of $32.9 million, the write-off of purchased in-process research and development costs of $11.5 million, a provision for doubtful accounts and product returns of $9.8 million offset by a change in operating assets and liabilities of $12.9 million and a change in deferred taxes of $28.5 million.

   Net cash used in investing activities was $61.7 million in 2001, $25.1 million in 2000 and $52.6 million in 1999. Purchases of property and equipment increased to $26.1 million in 2001 from $25.0 million in 2000 and from $14.6 million in 1999. In 2001, we spent $11.6 million to replace and upgrade our core information technology infrastructure. In 2002, we expect our capital investment in property and equipment to return to 1999 levels. Investing activities also consisted of net payments of $8.7 million related to the purchase Software Clearing House in 2001 and $24.3 million related to the purchases of Intelliguard and Vinca in 1999.

   Net cash provided by financing activities was $14.4 million in 2001, $8.3 million in 2000 and $32.7 million in 1999. Net cash provided by financing activities for these years consisted primarily of proceeds received from the issuance of our common stock. During 1999, we also received $6.8 million in connection with the sale of one qualifying accounts receivable on a non-recourse basis. However, in 2000, the agreement and related receivable was cancelled. As a result, the proceeds received have been presented as a financing activity rather than cash from operating activities. The short-term loan was repaid in 2000.

   As of December 31, 2001, the only significant contractual obligations or commercial commitments consisted of our facility lease commitments totaling $82.6 million, of which $15.1 million will be paid out in 2002, $13.6 million in 2003 and $53.9 million thereafter. (See Note 4 to the Notes to the Consolidated Financial Statements for further details.) We do not have any other off-balance sheet arrangement that could significantly reduce our liquidity. Further, a significant portion of our cash inflows has been generated by our operations. Because our operating results may fluctuate significantly as a result of decrease in customer demand or decrease in the acceptance of our future products, our ability to generate positive cash flow operations may not be achieved. Based on our current operating plan, we believe our current cash and investment balances and cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.

Disclosures About Market Risk

   Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. While we are exposed with respect to interest rate fluctuations in many countries, our interest income is most sensitive to fluctuations in the general level of U.S. interest rates. In this regard, changes in the U.S. interest rates affect the interest earned on our cash, cash equivalents and investments. We invest in high quality credit issuers and, by policy, limit the amount of our credit exposure to any one issuer. As stated in our policy, our first priority is to reduce the risk of principal loss. Consequently, we seek to preserve our invested funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in only high quality credit securities that we believe to be low risk and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity.

   Cash equivalents are highly liquid debt instruments with maturities of three months or less as of the date of purchase. As of December 31, 2001, the carrying value approximated fair value. The table below presents the carrying value and related weighted average interest rates for our investments in marketable securities as of December 31, 2001 (dollars in millions).

                                                        Carrying Interest
                                                         Value     Rate
                                                        -------- --------
      Investments--fixed rate..........................  $ 82.4    3.8%
      Cash equivalents:
         Fixed rate....................................    32.5    2.6
         Variable rate.................................    18.9    1.8
                                                         ------
                                                         $133.8    3.4
                                                         ======

   Foreign Currency Risk. As a global concern, we face exposure to adverse movements in foreign currency exchange rates. This exposure may change over time as business practices evolve and could seriously harm our financial results. Substantially all of our international sales are currently denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and therefore, reduce the demand for our products. Reduced demand for our products could seriously harm our financial results. Currently, we do not hedge against any foreign currencies and, as a result, could incur unanticipated gains or losses.

   Recent Accounting Pronouncements. In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." SFAS No. 141 requires the use of the purchase method of accounting for business combinations initiated after June 30, 2001, and eliminates the pooling-of-interests method. SFAS No. 141 did not have an impact on our financial position and results of operations.

   In June 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets," which requires the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. We will adopt SFAS No. 142 beginning with our first quarter of 2002 and will cease to amortize $17.3 million of goodwill. Goodwill amortization would have been $6.9 million in 2002 and compares to goodwill amortization of $19.0 million in 2001.

   In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed." We will adopt SFAS No. 144 beginning with our first quarter of 2002 and expect the adoption will not have a significant impact on our financial position and results of operations.

   In November 2001, the Emerging Issues Task Force finalized Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)," which states, among other provisions, that cash consideration (including a sales incentive) given by a vendor to a customer is presumed to be a reduction of the selling price and, therefore, should be characterized as a reduction of revenue. That presumption may be overcome upon meeting certain conditions, in which case the consideration should be characterized as a cost. We adopted the provisions of Issue No. 01-09 during the fourth quarter of 2001, and the adoption did not have a significant impact on our financial position or results of operations.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information required by Item 10 as to directors is incorporated by reference from the sections entitled "Election of Directors" and "Compliance with Reporting Requirements of Section 16(a)" in our definitive Proxy Statement for our annual stockholders' meeting to be held in 2002.

ITEM 11. EXECUTIVE COMPENSATION

   The information required by Item 11 is incorporated by reference from the section entitled "Director and Executive Compensation and Related Information" in our definitive Proxy Statement for our annual stockholders' meeting to be held in 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

   The information required by Item 12 is incorporated by reference from the section entitled "Security Ownership of Certain Beneficial Owners and Management" in our definitive Proxy Statement for our annual stockholders' meeting to be held in 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by Item 13 is incorporated by reference from the section entitled "Certain Relationships and Related Transactions" in our definitive Proxy Statement for our annual stockholders' meeting to be held in 2002.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1 Financial Statements

Index to Consolidated Financial Statements

Report of Independent Accountants......................................... 40
Consolidated Balance Sheets as of December 31, 2001 and 2000.............. 41
Consolidated Statements of Operations for each of the three years in the period ended December 31, 2001.......................................... 42
Consolidated Statement of Stockholders' Equity for each of the three years in the period ended December 31, 2001................................... 43
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2001.......................................... 44
Notes to the Consolidated Financial Statements............................ 45

(a) 2 Financial Statement Schedules

   All schedules have been omitted because they are not required or the required information is shown in the financial statements or notes thereto.

(a) 3 Exhibits

   The following exhibits are filed with this Annual Report on Form 10-K:

Exhibit
Number                                               Exhibit Title
------                                               -------------

  2.1 (9)   Agreement and Plan of Merger, dated as of February 20, 2002, by and among the Registrant,
            Orion Acquisition Sub Corp. and OTG Software, Inc.

   3.1(3)   Amended and Restated Certificate of Incorporation of the Registrant, as amended to date.

   3.2(5)   Amended and Restated Bylaws of the Registrant adopted on May 23, 1997.

   3.3(6)   Form of Certificate of Designation filed in connection with Rights Agreement, dated May 23,
            1997.

   4.1(6)   Rights Agreement, dated March 23, 1997 between the Registrant and Harris Trust and Savings
            Bank.

  10.1(1) # Form of Indemnification Agreement entered into between the Registrant and it directors and officers.

  10.2(1) # The Registrant's 1995 Stock Option/Stock Issuance Plan, as amended to date.

  10.3(1) # The Registrant's Employee Stock Purchase Plan.

 10.4 (2) # The Registrant's International Employee Stock Purchase Plan.

  10.5(7) # The Registrant's 2001 Employee Stock Purchase Plan and 2001 International Employee Stock
            Purchase Plan.

  10.6(4)   Lease Agreement dated March 14, 1996, between the Registrant and Coherent, Inc., regarding the space located at 3210 Porter Drive, Palo Alto, California.

  10.7      Lease Agreement dated July 6, 1999, between the Registrant and Sobrato Interests III, regarding the space located at 2350 West El Camino Real, Mountain View, California.

Exhibit
Number                                            Exhibit Title
------                                            -------------

  10.8      Lease Agreement dated December 14, 1999, between the Registrant and Westbury International
            (1991) Corporation, regarding the space located at 1000 International Blvd., Burlington,
            Ontario, Canada.

  10.9(8) # Separation Agreement, dated July 28, 2000, between the Registrant and Stephen C. Wise.

10.10 (8) # Offer Letter from Registrant to David B. Wright, dated September 25, 2000; Amendment to
            Employment Agreement between Registrant and David B. Wright, dated December 4, 2000; and
            Promissory Note between Registrant and David B. Wright, dated December 6, 2000.

  21.1      Subsidiaries of the Registrant.

  23.1      Consent of PricewaterhouseCoopers LLP, Independent Accountants.

  24.1      Power of Attorney (included at pages 59-60)

--------
 #  Compensatory plan or arrangements.
(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1, filed May 9, 1995 (File No. 33-92072).
(2) Incorporated by reference to the Registrant's Registration Statement on Form S-8, filed March 14, 1996 (File No. 333-02378).
(3) Incorporated by reference to the Registrant's Form 14A, filed April 6, 1998.
(4) Incorporated by reference to the Registrant's Form 10-Q, filed August 13, 1996.
(5) Incorporated by reference to the Registrant's Current Report on Form 8-K, dated June 6, 1997.
(6) Incorporated by reference to the Registrant's Form 8-A, dated May 30, 1997.
(7) Incorporated by reference to the Registrant's Registration Statement on Form S-8, filed May 16, 2001 (File No. 333-61022).
(8) Incorporated by reference to the Registrant's Form 10-K, filed March 29,
    2001.
(9) Incorporated by reference to the Registrant's Form 8-K, filed February 21, 2002.

(b) Reports on Form 8-K

   None.

(c) Exhibits

   See (a) 3 above.

(d) Financial Statement Schedule

   See 14. (a) 2 above.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Legato Systems, Inc.:

   In our opinion, the consolidated financial statements listed in the accompanying index on page 38 present fairly, in all material respects, the financial position of Legato Systems, Inc and its subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/  PRICEWATERHOUSECOOPERS LLP

San Jose, California
January 25, 2002,
except as to Note 10, which is
as of February 20, 2002

                             LEGATO SYSTEMS, INC.

                          CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amount)

                                                                                    December 31,
                                                                                 ------------------
                                                                                   2001      2000
                                                                                 --------  --------
                                    ASSETS
Current assets:
   Cash and cash equivalents.................................................... $ 63,281  $110,274
   Short-term investments.......................................................   82,414    40,626
   Accounts receivable, net.....................................................   39,581    47,655
   Other current assets.........................................................   12,373    20,465
   Deferred tax assets..........................................................   61,136    35,272
                                                                                 --------  --------
       Total current assets.....................................................  258,785   254,292
Long-term investments...........................................................       --    14,245
Property and equipment, net.....................................................   42,884    37,328
Other assets....................................................................    2,196     2,311
Long-term deferred tax assets...................................................   19,754     2,788
Intangible assets, net..........................................................   31,642   103,900
                                                                                 --------  --------
                                                                                 $355,261  $414,864
                                                                                 ========  ========
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable............................................................. $  8,316  $  5,126
   Accrued liabilities..........................................................   41,440    33,551
   Deferred revenue.............................................................   41,748    53,853
                                                                                 --------  --------
       Total current liabilities................................................   91,504    92,530
Deferred revenue--net of current portion........................................    3,798        --
                                                                                 --------  --------
       Total liabilities........................................................   95,302    92,530
                                                                                 --------  --------

Commitments and contingencies (Note 4)

Stockholders' Equity:
   Common stock and capital in excess of par, $0.0001 par value: 200,000 shares
     authorized; 89,613 and 87,389 issued and outstanding, respectively.........  329,951   311,802
   Notes receivable from sale of stock..........................................       --      (341)
   Accumulated other comprehensive income.......................................      684        54
   Retained earnings (accumulated deficit)......................................  (70,676)   10,819
                                                                                 --------  --------
       Total stockholders' equity...............................................  259,959   322,334
                                                                                 --------  --------
                                                                                 $355,261  $414,864
                                                                                 ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                             LEGATO SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amount)

                                                                         Year Ended December 31,
                                                                      -----------------------------
                                                                        2001       2000      1999
                                                                      ---------  --------  --------
Revenue:
   License........................................................... $ 147,528  $145,612  $161,094
   Service and support...............................................    95,073    85,783    67,473
                                                                      ---------  --------  --------
       Total revenue.................................................   242,601   231,395   228,567
                                                                      ---------  --------  --------
Cost of revenue:
   License...........................................................     5,517     6,020     5,907
   Service and support...............................................    48,916    41,591    26,871
                                                                      ---------  --------  --------
       Total cost of revenue.........................................    54,433    47,611    32,778
                                                                      ---------  --------  --------
Gross profit.........................................................   188,168   183,784   195,789
                                                                      ---------  --------  --------
Operating expenses:
   Sales and marketing...............................................   125,824   109,247    95,174
   Research and development..........................................    64,292    59,570    41,740
   General and administrative........................................    30,768    28,292    16,390
   Restructuring charges.............................................     9,373        --        --
   Impairment of intangibles.........................................    48,869        --        --
   Amortization of acquired intangibles..............................    33,755    38,088    21,785
   Acquisition-related expenses......................................        --        --     6,239
   In-process research and development...............................        --        --    11,470
                                                                      ---------  --------  --------
       Total operating expenses......................................   312,881   235,197   192,798
                                                                      ---------  --------  --------
Income (loss) from operations........................................  (124,713)  (51,413)    2,991
Interest and other income, net.......................................     7,675     6,631     5,448
                                                                      ---------  --------  --------
Income (loss) before provision for (benefit from) income taxes.......  (117,038)  (44,782)    8,439
Provision for (benefit from) income taxes............................   (35,543)   (9,533)    5,735
                                                                      ---------  --------  --------
Net income (loss).................................................... $ (81,495) $(35,249) $  2,704
                                                                      =========  ========  ========

Basic net income (loss) per share.................................... $   (0.92) $  (0.41) $   0.03
                                                                      =========  ========  ========
Diluted net income (loss) per share.................................. $   (0.92) $  (0.41) $   0.03
                                                                      =========  ========  ========
Shares used in basic net income (loss) per share.....................    88,842    86,727    82,420
                                                                      =========  ========  ========
Shares used in diluted net income (loss) per share...................    88,842    86,727    89,351
                                                                      =========  ========  ========

  The accompanying notes are an integral part of these consolidated financial statements

                             LEGATO SYSTEMS, INC.

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                (in thousands)

                                                             Common Stock
                                                          ------------------
                                                                   Par Value    Notes     Accumulated    Retained
                                                                  and Capital Receivable     Other       Earnings       Total
                                            Comprehensive          in Excess  From Sale  Comprehensive (Accumulated Stockholders'
                                            Income (Loss) Shares    of Par     of Stock  Income (Loss)   Deficit)      Equity
                                            ------------- ------  ----------- ---------- ------------- ------------ -------------
Balance, December 31, 1998.................               78,696   $115,439     $(345)       $  71       $ 43,364     $158,529
Stock issued under option plans............                3,483     21,300        --           --             --       21,300
Stock issued under employee stock purchase
 plan......................................                  561      4,524        --           --             --        4,524
Stock issued for acquisitions..............                2,642    114,344        --           --             --      114,344
Tax benefit from stock option exercises....                   --     36,446        --           --             --       36,446
Unrealized loss on investments.............   $   (102)       --         --        --         (102)            --         (102)
Net income.................................      2,704        --         --        --           --          2,704        2,704
                                              --------    ------   --------     -----        -----       --------     --------
                                              $  2,602
                                              ========
Balance, December 31, 1999.................               85,382    292,053      (345)         (31)        46,068      337,745
Payment on notes receivable................                   --         --         4           --             --            4
Stock issued under option plans............                1,547      9,251        --           --             --        9,251
Stock issued under employee stock purchase
 plan......................................                  460      5,777        --           --             --        5,777
Tax benefit from stock option exercises....                   --      4,620        --           --             --        4,620
Stock-based compensation...................                   --        101        --           --             --          101
Unrealized gain on investments.............   $     85        --         --        --           85             --           85
Net loss...................................    (35,249)       --         --        --           --        (35,249)     (35,249)
                                              --------    ------   --------     -----        -----       --------     --------
                                              $(35,164)
                                              ========
Balance, December 31, 2000.................               87,389    311,802      (341)          54         10,819      322,334
Settlement of notes receivable.............                   (3)      (135)      341           --             --          206
Stock issued under option plans............                1,421      7,954        --           --             --        7,954
Stock issued under employee stock purchase
 plan......................................                  806      6,249        --           --             --        6,249
Tax benefit from stock option exercises....                   --      4,081        --           --             --        4,081
Unrealized gain on investments.............   $    630        --         --        --          630             --          630
Net loss...................................    (81,495)       --         --        --           --        (81,495)     (81,495)
                                              --------    ------   --------     -----        -----       --------     --------
                                              $(80,865)
                                              ========
Balance, December 31, 2001.................               89,613   $329,951     $  --        $ 684       $(70,676)    $259,959
                                                          ======   ========     =====        =====       ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                             LEGATO SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                           Year Ended December 31,
                                                                       ------------------------------
                                                                         2001       2000      1999
                                                                       ---------  --------  ---------
Cash flows from operating activities:
Net income (loss)..................................................... $ (81,495) $(35,249) $   2,704
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Deferred taxes (net of effect of acquisitions).....................   (45,258)  (19,925)   (28,514)
   Depreciation and amortization......................................    50,792    52,848     32,930
   Impairment of intangibles..........................................    48,869        --         --
   In-process research and development................................        --        --     11,470
   Write-off of property and equipment................................     3,827        --         --
   Provision for doubtful accounts and product returns................     2,961     6,995      9,837
   Tax benefit from stock option exercises............................     4,081     4,620     36,446
   Changes in operating assets and liabilities:
       Accounts receivable............................................     6,670    (1,263)   (19,116)
       Other assets...................................................    11,305   (10,410)    (3,493)
       Accounts payable...............................................     1,468      (631)       502
       Accrued liabilities............................................     5,650     7,444    (10,105)
       Deferred revenue...............................................    (8,538)    7,415     19,268
                                                                       ---------  --------  ---------
          Net cash provided by operating activities...................       332    11,844     51,929
                                                                       ---------  --------  ---------
Cash flows from investing activities:
Purchase of available-for-sale securities.............................  (523,541)  (63,417)  (103,886)
Maturities and sales of available-for-sale securities.................   496,628    63,337     96,873
Acquisition of property and equipment.................................   (26,124)  (24,998)   (14,618)
Purchase of acquired companies, net of cash assumed...................    (8,697)       --    (24,252)
Investment in other securities........................................        --        --     (5,000)
Other.................................................................        --        --     (1,672)
                                                                       ---------  --------  ---------
          Net cash used in investing activities.......................   (61,734)  (25,078)   (52,555)
                                                                       ---------  --------  ---------
Cash flows from financing activities:
Proceeds from issuance of common stock................................    14,203    15,028     25,820
Proceeds from (repayment of) short-term loan..........................        --    (6,847)     6,847
Other.................................................................       206       105          4
                                                                       ---------  --------  ---------
          Net cash provided by financing activities...................    14,409     8,286     32,671
                                                                       ---------  --------  ---------
          Net increase (decrease) in cash and cash equivalents........   (46,993)   (4,948)    32,045
Cash and cash equivalents at beginning of year........................   110,274   115,222     83,177
                                                                       ---------  --------  ---------
Cash and cash equivalents at end of year.............................. $  63,281  $110,274  $ 115,222
                                                                       =========  ========  =========
Supplemental cash flow information:
   Cash paid for income taxes......................................... $   3,036  $  2,247  $   3,702
Non-cash investing and financing activities:
   Issuance of common stock and stock options exchanged in purchase
     business combinations............................................        --        --    114,344
   Deferred tax liability recorded in business combinations...........        --        --     22,740
   Unrealized gain (loss) on investments..............................       630        85       (102)
   Common stock exchanged for notes receivable........................       135        --         --


  The accompanying notes are an integral part of these consolidated financial statements.

                             LEGATO SYSTEMS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  The Company

   Legato Systems, Inc. was incorporated in Delaware in September 1988. We develop, market and support software products and services for information management of distributed, open systems environments. Information management includes the protection, recovery and avoidance of failures of data and applications so that business users can gain access to the information that they need when they need it. Distributed, open systems are generally understood to include UNIX, Windows NT, Windows 2000 and Linux server computer systems. We offer software products for backup, recovery and archive of data; for managing the performance and operation of application services; and for optimizing the use of storage devices and media including disk and tape. Our customers use our products and services to safeguard and manage their information assets and associated applications so that their businesses can continue to operate, and do so in a more cost-effective manner.

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

   Foreign Currency Translation. Assets and liabilities of foreign subsidiaries, where the functional currency is the local currency, are translated using exchange rates in effect at the end of the period, and revenue and costs are translated using average exchange rates for the period. Gains and losses on the translation into U.S. dollars of amounts denominated in foreign currencies are included in the results of operations for those operations whose functional currency is the U.S. dollar, and as a separate component of stockholders' equity for those operations whose functional currency is the local currency.

   Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Concentration of Credit Risk. Financial instruments that potentially subject us to concentrations of credit risk consist principally of investments and accounts receivable. Our investment policy limits investments to shorter-term, low-risk instruments. Financial instruments are executed with financial institutions with strong credit ratings, which minimizes risk of loss due to non-payment. We have not experienced any losses due to credit impairment related to our financial instruments. Concentration of credit risk related to accounts receivable is limited as our customers are dispersed across geographies. As of December 31, 2000 and 2001, no single customer accounted for more than 10% of accounts receivable.

   Cash, Cash Equivalents and Investments. Cash equivalents are highly liquid debt instruments with maturities of three months or less as of the date of purchase. Investments are equity securities or debt instruments with original maturities greater than three months. The appropriate classification of investments in marketable securities is determined at the time of purchase. Marketable securities classified as available-for-sale are carried at fair value, with the unrealized gains or losses (net of tax), reported as a separate component of stockholders' equity until realized. Realized gains and losses are recognized based on the specific identification method and were not significant in 1999 and 2000. In 2001, we recognized a gain of $2.0 million related to the sale of an equity investment, which was recorded in other income on our consolidated statement of operations. As of December 31, 2001 and 2000, all marketable securities were classified as available-for-sale.

                             LEGATO SYSTEMS, INC.

   A summary of our investments in marketable securities follows (in thousands):

                                                          December 31,
                                                       ------------------
                                                         2001      2000
                                                       --------  --------
     Corporate debt securities........................ $ 91,284  $     --
     U.S. government notes............................   18,130     1,120
     Money market funds...............................   17,353    93,919
     Asset backed securities..........................    4,142        --
     Auction rate securities..........................    1,450    19,991
     State and local municipality notes...............      909    32,690
     Equity securities................................      499     5,000
                                                       --------  --------
        Total marketable securities...................  133,767   152,720
     Less: cash equivalents...........................  (51,353)  (97,849)
                                                       --------  --------
        Total investments............................. $ 82,414  $ 54,871
                                                       ========  ========

   As of December 31, 2001, investments with contractual maturities of one year or less and one year through three years were $14.7 million and $67.2 million, respectively.

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

   Capitalized Software Development Costs. Capitalization of software development costs begins upon the establishment of technological feasibility of the product and ends when the product is available for general release to customers. Capitalized costs are then amortized on a straight-line basis over the estimated product life, or on the ratio of current revenue to the total projected product revenue, whichever is greater. To date, the period between achieving technological feasibility, which we have defined as the establishment of a working model and typically occurs when beta testing commences, and the general availability of such software has been short. As such, software development costs qualifying for capitalization have been insignificant.

   Long-lived Assets. Long-lived assets, certain identifiable intangible assets and goodwill related to these assets are reviewed for impairment. For assets to be held and used, including acquired intangibles, we initiate a review whenever events or changes in circumstances indicate that the carrying value of a long-lived asset may not be recoverable. Recoverability of an asset is measured by comparison of its carrying value to the future undiscounted cash flows that the asset is expected to generate. Any impairment is measured by the amount by which the carrying value exceeds the projected discounted future operating cash flows. Assets to be disposed of and for which we have committed a plan to dispose of the assets, whether through sale or abandonment, are reported at the lower of carrying value or fair value less costs to sell.

   Revenue Recognition. Revenue is derived from primarily two sources: (i) license revenue, derived from the sale of software licenses to resellers and end users, including large-scale enterprises, and royalty revenue, derived from initial license fees and ongoing royalties from licenses of source code to OEMs; and (ii) service and support revenue, derived from providing software updates, support and education and consulting services to end users.

   License revenue is generally recognized when a signed contract or other persuasive evidence of an arrangement exists, the software has been shipped or electronically delivered, the license fee is fixed or

                             LEGATO SYSTEMS, INC.

determinable and collection of resulting receivables is probable. Estimated product returns are recorded upon recognition of revenue from customers having rights of return, including exchange rights for unsold products and product upgrades. Provisions for estimated warranty costs and anticipated retroactive price adjustments are recorded at the time products are shipped. For sales to domestic distributors, license revenue is recognized upon sale by the distributor to the end-user. License revenue from royalty payments is recognized upon receipt of royalty reports from OEMs related to their product sales. Revenue from subscription license agreements, which include software, rights to future products and maintenance, is recognized ratably over the term of the subscription period.

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

   When contracts contain multiple obligations (e.g., products, updates, technical support and other services) wherein vendor specific objective evidence exists for all undelivered elements, we account for the delivered elements in accordance with the "Residual Method" prescribed by Statement of Position 98-9. Any revenue related to updates or technical support in these arrangements is recognized ratably over the term of the maintenance arrangement.

   The following summarizes the activity related to the allowance for doubtful accounts and product returns (in thousands):

                                        Balance at Charged                       Balance
                                        Beginning  Against Charged to            at End
                                         of Year   Revenue  Expenses  Deductions of Year
                                        ---------- ------- ---------- ---------- -------
Year ended December 31, 2001...........   $7,731   $1,208    $  801    $(1,872)  $7,868
Year ended December 31, 2000...........    3,734    5,138     1,857     (2,998)   7,731
Year ended December 31, 1999...........    3,896    9,531       306     (9,999)   3,734

   Advertising Expenses. Advertising costs are expensed as incurred and totaled $2.0 million in 2001, $2.0 million in 2000 and $3.7 million in 1999.

   Comprehensive Income (Loss). Comprehensive income (loss) includes unrealized gains and losses on investments that are available for sale, the impact of which has been excluded from net income (loss) and reflected as equity. The components of comprehensive income (loss) are reported on our consolidated statement of stockholders' equity.

                             LEGATO SYSTEMS, INC.

   Net Income (Loss) Per Share. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average shares of common stock outstanding during the year. Diluted net income per share is computed by dividing net income by the weighted average shares of common stock and potential common shares outstanding during the year. Potential common shares outstanding consist of dilutive shares issuable upon the exercise of outstanding options to purchase common stock as computed using the treasury stock method. For the years in which we have a loss, potential common shares outstanding are excluded from the computation of diluted net loss per share as their effect is anti-dilutive. A reconciliation of the shares used to calculate basic net income (loss) per share and diluted net income (loss) per share follows (in thousands):

                                                                      Year Ended December 31,
                                                                      -----------------------
                                                                       2001    2000    1999
                                                                      ------  ------  ------
Shares used to calculate basic net income (loss) per share........... 88,842  86,727  82,420
   Effect of dilutive securities--common stock options...............     --      --   6,931
                                                                      ------  ------  ------
Shares used to calculate diluted net income (loss) per share......... 88,842  86,727  89,351
                                                                      ======  ======  ======

   As of December 31, 2001, there were potential common shares outstanding of
11.7 million shares with a weighted average price of $8.56 per share. These shares were not considered in calculating diluted net loss per share, because their effect was anti-dilutive.

   Recent Accounting Pronouncements. In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." SFAS No. 141 requires the use of the purchase method of accounting for business combinations initiated after June 30, 2001, and eliminates the pooling-of-interests method. SFAS No. 141 did not have an impact on our financial position and results of operations.

   In June 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets," which requires the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. We will adopt SFAS No. 142 beginning with our first quarter of 2002 and will cease to amortize $17.3 million of goodwill. Goodwill amortization would have been $6.9 million in 2002 and compares to goodwill amortization of $19.0 million in 2001.

   In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed." We will adopt SFAS No. 144 beginning with our first quarter of 2002 and expect the adoption will not have a significant impact on our financial position and results of operations.

   In November 2001, the Emerging Issues Task Force finalized Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)," which states, among other provisions, that cash consideration (including a sales incentive) given by a vendor to a customer is presumed to be a reduction of the selling price and, therefore, should be characterized as a reduction of revenue. That presumption may be overcome upon meeting certain conditions, in which case the consideration should be characterized as a cost. We adopted the provisions of Issue No. 01-09 during the fourth quarter of 2001, and the adoption did not have a significant impact on our financial position or results of operations.

                             LEGATO SYSTEMS, INC.

3.  Consolidated Balance Sheet Detail

                                                                         December 31,
                                                                      ------------------
                                                                        2001      2000
                                                                      --------  --------
                                                                        (in thousands)
Accounts receivable:
   Trade accounts receivable......................................... $ 47,449  $ 55,386
   Allowances for doubtful accounts and product returns..............   (7,868)   (7,731)
                                                                      --------  --------
                                                                      $ 39,581  $ 47,655
                                                                      ========  ========
Property and equipment:
   Computer hardware................................................. $ 43,801  $ 37,959
   Computer software.................................................   18,978     8,155
   Office equipment, furniture and fixtures..........................   16,193    14,612
   Leasehold improvements............................................   13,344    11,676
                                                                      --------  --------
                                                                        92,316    72,402
   Accumulated depreciation..........................................  (49,432)  (35,074)
                                                                      --------  --------
                                                                      $ 42,884  $ 37,328
                                                                      ========  ========
Intangible assets:
   Goodwill.......................................................... $ 48,998  $ 87,257
   Patents and core technology (estimated useful life of 3 years)....   24,589    23,600
   Distribution channel (estimated useful life of 3 years)...........   22,500    22,500
   Purchased technology..............................................       --    20,430
   Trademarks........................................................       --     7,300
   Assembled workforce (estimated useful life of 3 years)............    4,500     5,360
   Other intangible assets...........................................       --       690
                                                                      --------  --------
                                                                       100,587   167,137
Accumulated amortization.............................................  (68,945)  (63,237)
                                                                      --------  --------
                                                                      $ 31,642  $103,900
                                                                      ========  ========
Accrued liabilities:
   Accrued compensation and benefits................................. $ 19,202  $ 14,806
   Income tax payable................................................    7,354     9,284
   Other accrued liabilities.........................................   14,884     9,461
                                                                      --------  --------
                                                                      $ 41,440  $ 33,551
                                                                      ========  ========

                             LEGATO SYSTEMS, INC.

4.  Commitments and Contingencies

   Operating Leases. We lease our operating facilities under non-cancelable operating leases that expire at various dates through 2010. Certain of these leases contain renewal options. Rent expense was $13.6 million in 2001, $12.1 million in 2000 and $8.5 million in 1999. We also entered into non-cancelable sub-leases that expire at various dates through 2007 and recognized sub-lease income of $2.9 million in 2001, $1.7 million in 2000 and $0.3 million in 1999, which was offset against rent expense. As of December 31, 2001, future minimum lease commitments and sub-lease income were as follows (in thousands):

                                                       Operating Sub-lease
     Year ending December 31,                           Leases    Income
     ------------------------                          --------- ---------
     2002.............................................  $15,137   $2,692
     2003.............................................   13,556    1,616
     2004.............................................   12,106    1,451
     2005.............................................   11,353    1,495
     2006.............................................   10,059    1,540
     Thereafter.......................................   20,373      196
                                                        -------   ------
                                                        $82,584   $8,990
                                                        =======   ======

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

   On February 1, 2000, a shareholder derivative action was filed in the U.S. District Court, Northern District of California, against certain of our officers and directors. We are named as a nominal defendant. The derivative case has been related to the securities class action. Plaintiffs filed an amended complaint on February 9, 2001, which generally alleges the same conduct as the shareholder class action, and claims that defendants breached their fiduciary duties and engaged in improper insider trading. The derivative complaint sought unspecified damages and injunctive relief. Defendants moved to dismiss the derivative complaint. On July 10, 2001, the court granted defendants' motion to dismiss with leave to amend. Plaintiffs filed an amended complaint on August 23, 2001; plaintiffs then moved to voluntarily dismiss the amended complaint with the right to refile the complaint at a later date if they choose to do so, and the Court granted plaintiffs' motion in November 2001.

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

                             LEGATO SYSTEMS, INC.

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

   Restructuring Charges. During 2001, we incurred $9.4 million in charges as we restructured our development operations to reduce our cost structure and to integrate and reduce selling and marketing activities. In connection with these activities, we reduced our workforce by approximately 215 employees and closed our development facilities in Sunnyvale, California, Eden Prairie, Minnesota, Orem, Utah and New Delhi, India. As of December 31, 2001, accrued restructuring charges related primarily to future lease commitments, which will be paid through 2004, and some severance and benefits, which will be paid in 2002. The following table summarizes the restructuring activity during 2001 (in thousands):

                                         Severance
                                            and      Excess
                                         Benefits  Facilities Assets    Total
                                         --------- ---------- -------  -------
 Balance, December 31, 2000.............  $    --   $    --   $    --  $    --
    Restructuring charges...............    3,148     2,398     3,827    9,373
    Cash payments.......................   (2,512)   (1,177)       --   (3,689)
    Non-cash write-off..................       --        --    (3,827)  (3,827)
                                          -------   -------   -------  -------
 Balance, December 31, 2001.............  $   636   $ 1,221   $    --  $ 1,857
                                          =======   =======   =======  =======

5.  Acquisitions

   FullTime. On April 19, 1999, we completed our acquisition of Qualix Group, Inc. (dba FullTime Software, Inc.), a developer of distributed, enterprise-wide, cross-platform, adaptive computing solutions that enable customers to proactively manage application service level availability. We issued 3.4 million shares of common stock in exchange for all the common stock and options of FullTime and accounted for the acquisition as a pooling of interests. In connection with the acquisition of FullTime, we incurred acquisition related expenses of $5.0 million, consisting primarily of charges for transaction fees, involuntary termination benefits, non-cancelable obligations and write-offs of leasehold improvements for sales and administrative offices that were duplicative and vacated. We presented the 1999 financial statements and related data to represent the combined financial results of the previously separate entities.

   Intelliguard. On April 1, 1999, we completed the acquisition of Intelliguard Software, Inc. and O.R.P., Inc., developers of standards-based storage management solutions for storage area networks. We (i) issued approximately 1.4 million shares of common stock with a fair market value of $42.5 million, (ii) provided cash consideration of $9.0 million for all of the outstanding stock of Intelliguard and (iii) incurred transaction costs consisting primarily of professional fees of $3.9 million, resulting in a total purchase price of $55.4 million. The results of operations of Intelliguard have been included with our results of operations since the date of acquisition. In the fourth quarter of 2001, we decided to pursue alternative technology and closed the development laboratories associated with this acquisition, which resulted in the write-off of all related intangibles of $20.4 million.

                             LEGATO SYSTEMS, INC.

   Vinca. On July 30, 1999, we completed our acquisition of Vinca Corporation, a developer of high availability and data protection software. We (i) issued approximately 1.5 million shares of common stock with a fair market value of $54.3 million, (ii) exchanged options to purchase approximately 0.6 million shares of common stock with a approximate value of $17.6 million and (iii) provided cash consideration of $18.8 million for all of the outstanding stock and options of Vinca and (iv) incurred transaction costs of $1.0 million, resulting in a total purchase price of $91.7 million. The results of operations of Vinca have been included with our results of operations since the date of acquisition. In the fourth quarter of 2001, we decided to consolidate certain features of the Vinca technology into our existing availability products and ceased development of other Vinca technology. As a result, we recorded an impairment charge of $28.5 million against certain of the identified intangible assets and related goodwill. As of December 31, 2001, the remaining intangibles consisted of patents and core technology of $12.5 million, distribution channel of $1.7 million, assembled workforce of $1.3 million and goodwill of $14.5 million.

   The following unaudited pro forma information combines the results of operations as if the acquisitions of Intelliguard and Vinca were consummated at the beginning of the period presented (in thousands, except per share amounts):

                                                           Year Ended
                                                        December 31, 1999
                                                        -----------------
      Revenue..........................................     $237,766
      Net loss.........................................       (3,604)
      Basic and diluted net loss per share.............        (0.04)

   The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisitions taken place at the beginning of the periods presented or of future results of operations of the combined companies.

   SCH. On July 17, 2001, we acquired Software Clearing House, Inc. (d/b/a SCH Technologies), a developer of media management for the open systems market. All issued and outstanding shares of SCH were purchased for $10.3 million. We also paid $1.9 million to current and former employees as a transactional bonus, assumed net liabilities of $0.3 million and incurred $1.6 million in acquisition related expenses, which consisted primarily of professional fees, severance expense and facility abandonment costs. Excluding SCH's cash balance of $4.0 million, the aggregate purchase price was $10.1 million and was allocated as follows (in thousands):

      Tangible assets received................................... $ 2,522
      Developed technology.......................................     989
      Goodwill...................................................   9,377
      Liabilities assumed........................................  (2,792)
                                                                  -------
                                                                  $10,096
                                                                  =======

   The purchase price was allocated to the assets acquired, including tangible and intangible assets, and liabilities assumed based upon the fair value of such assets and liabilities on the date of acquisition and was based on our estimates of fair value with the excess purchase price over the net assets acquired allocated to goodwill. The tangible assets consist primarily of accounts receivable, deferred tax assets and property and equipment. The liabilities assumed consist primarily of accounts payable. Developed technology was identified and valued through analysis of data provided by SCH concerning development projects, their stage of development, the time and resources needed to complete them, if applicable, their expected income generating ability and the associated risks. The income approach, which includes an analysis of the cash flows and risks

                             LEGATO SYSTEMS, INC.

associated with achieving such cash flows, was the primary technique utilized in valuing the developed technology. Since SCH had recently completed its latest product, AlphaStor, there were no research and development projects that were in-process as of the date of acquisition.

   The following unaudited pro forma information combines the results of operations as if the acquisition of SCH was consummated at the beginning of the periods presented (in thousands, except for per share data):

                                                      Year Ended December 31,
                                                      ----------------------
                                                         2001         2000
                                                       --------     --------
    Revenue.......................................... $256,468     $249,884
    Net loss.........................................  (83,108)     (38,669)
    Basic and diluted net loss per share.............    (0.94)       (0.45)

   The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisitions taken place at the beginning of the periods presented or of future results of operations of the combined companies.

6.  Stockholders' Equity

   Preferred Stock. We are authorized to issue 5.0 million shares of preferred stock, none of which are issued or outstanding. The Board of Directors has the authority to issue the preferred stock in one or more series and to fix rights, preferences, privileges and restrictions, and the number of shares constituting any series and the designation of such series, without any further vote or action by the stockholders.

   1995 Stock Option/Stock Issuance Plan. As of December 31, 2001, under the 1995 Stock Option/Stock Issuance Plan (the "1995 Plan"), 32.8 million shares of common stock have been authorized for issuance, of which 6.3 million shares were available for future grant. The share reserve automatically increases on the first trading day in each calendar year by the lesser of (i) the number of shares equal to 3% of the total number of shares of our common stock outstanding on December 31 of the immediately preceding calendar year or
(ii) 3.0 million shares. Options to purchase shares may be granted and shares may be issued directly under the 1995 Plan. Options must have an exercise price not less than 100% and 85% of fair market value of the common stock on the date of grant for incentive stock options and non-statutory stock options, respectively. The purchase price for shares issued directly may not be less than 85% of fair market value on the date of grant. Options generally vest over four years, whereby 25% of the shares become exercisable one year after the grant date and monthly thereafter over 36 months, and terminate ten years after their original grant date.

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

                             LEGATO SYSTEMS, INC.

Board member after the meeting will receive an additional option grant to purchase 24,000 shares of common stock, whether or not such individual has been in our prior employment.

   A summary of option activity follows (in thousands, except per share amounts):

                                                                                   Year Ended December 31,
                                                                      --------------------------------------------------
                                                                            2001             2000             1999
                                                                      ---------------- ---------------- ----------------
                                                                              Weighted         Weighted         Weighted
                                                                              Average          Average          Average
                                                                      Shares   Price   Shares   Price   Shares   Price
                                                                      ------  -------- ------  -------- ------  --------
Outstanding at beginning of year..................................... 14,892   $15.43  12,114   $16.98  10,719   $ 7.49
   Options granted and assumed....................................... 10,509     8.76   9,453    15.42   6,422    27.41
   Options exercised................................................. (1,421)    5.60  (1,547)    5.98  (3,483)    6.01
   Options forfeited................................................. (2,984)   19.26  (5,128)   21.92  (1,544)   15.58
                                                                      ------           ------           ------
Outstanding at end of year........................................... 20,996    12.24  14,892    15.43  12,114    16.98
                                                                      ======           ======           ======
Options exercisable at end of year...................................  7,321    14.20   4,820    11.29   4,143     6.49
Weighted average fair value of options granted during the year.......            6.30            12.10            15.14

   As of December 31, 2001, the options outstanding and exercisable by exercise price are as follows (in thousands, except per share amounts):

                                                                 Options
                                     Options Outstanding       Exercisable
                                 --------------------------- ---------------
                                         Weighted
                                          Average   Weighted        Weighted
                                         Remaining  Average         Average
       Range of                         Contractual Exercise        Exercise
    Exercise Prices              Shares    Life      Price   Shares  Price
    ---------------              ------ ----------- -------- ------ --------
   $ 0.19-$ 2.96................    531    3.14      $ 1.54    531   $ 1.54
     3.37-  4.76................  3,923    9.65        4.75     60     4.33
     4.87-  8.00................  2,146    8.28        7.08    473     6.07
     8.05-  9.69................  1,055    8.85        9.14    254     9.15
     9.69-  9.75................  3,361    8.86        9.75  1,289     9.75
     9.98- 11.27................  2,525    7.75       10.78  1,670    10.92
    11.30- 14.25................  2,964    8.98       13.09    606    12.72
    14.50- 20.75................  2,311    7.89       18.07  1,296    19.03
    21.09- 68.81................  2,103    7.78       31.55  1,126    29.66
    70.87- 77.00................     79    7.93       73.06     15    71.29
                                 ------                      -----
                                 20,996    8.47       12.24  7,321    14.20
                                 ======                      =====

   Employee Stock Purchase Plans. In 2001, the 2001 Employee Stock Purchase Plan and the 2001 International Employee Stock Purchase Plan (collectively, the "ESP Plan") was approved by the stockholders and replaced the previous plan. The purchase period under the old plan will be allowed to continue until it expires in July 2002, after which the plan will be terminated. The ESP Plan has reserved for issuance 3.0 million shares of common stock and is administered over offering periods of 24 months each, with each offering period divided into four consecutive six-month purchase periods beginning May 1 and November 1 of each year. Eligible employees may designate not more than 10% of their cash compensation (up to $25,000 per employee per annum) to be deducted each pay period for the purchase of common stock under the ESP Plan, and participants

                             LEGATO SYSTEMS, INC.

may not purchase more than 4,000 shares of stock in any one six-month purchase period. On the last business day of each purchase period, shares of common stock are purchased with the employee's payroll deductions accumulated during the six months, generally at a price per share of 85% of the market price of the common stock on the employee's entry date into the applicable offering period or the last day of the applicable purchase period, whichever is lower. As of December 31, 2001, there were 2.9 million shares of common stock reserved for future issuance under the ESP Plan.

   Fair Value Disclosures. Had compensation expense for our fixed stock option and employee stock purchase plans been based on the fair value at the date of grant for the awards under a method prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," our net income (loss) and net income (loss) per share would have been adjusted to the following pro forma amounts (in thousands, except per share amounts):

                                                          Year Ended December 31,
                                                       ----------------------------
                                                          2001       2000       1999
                                                       ---------  --------   -------
Net income (loss)--as reported........................ $ (81,495) $(35,249)  $ 2,704
Net income (loss)--pro forma..........................  (151,083)  (79,616)   (9,752)
Basic net income (loss) per share--as reported........     (0.92)    (0.41)     0.03
Basic net income (loss) per share--pro forma..........     (1.70)    (0.92)    (0.12)
Diluted net income (loss) per share--as reported......     (0.92)    (0.41)     0.03
Diluted net income (loss) per share--pro forma........     (1.70)    (0.92)    (0.12)

   The fair value of options granted and shares purchased under the 1995 Plan and ESP Plan was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions assuming a dividend yield of zero for all periods:

                                                     Year Ended December 31,
                                                  -----------------------------
                                                    2001      2000      1999
                                                  --------- --------- ---------
Stock options:
   Expected volatility...........................      106%      100%       79%
   Risk-free interest rate.......................      4.6%      6.2%      4.8%
   Expected life.................................   4 years   4 years   4 years
Employee stock purchase plan:
   Expected volatility...........................      106%      100%       79%
   Risk-free interest rate.......................      4.6%      6.1%      4.8%
   Expected life................................. 0.5 years 0.5 years 0.5 years

   These pro forma amounts may not be representative of the effects on reported net loss for future years as options vest over several years and additional awards are generally made each year.

   Stockholder Rights Plan. In May 1997, we adopted a stockholder rights plan (the "Rights Plan"), in which preferred stock rights were distributed as a rights dividend at a rate of one right for each share of common stock held as of the close of business on June 23, 1997. The Rights Plan is designed to deter coercive or unfair takeover tactics and to prevent an acquirer from gaining control of Legato without offering a fair price in the event we are confronted in the future with coercive or unfair takeover tactics. The rights expire on May 23, 2007.

   Profit Sharing Plan. We have a 401(k) Profit Sharing Plan (the "Plan") covering all of our employees. Under the Plan, participating employees may elect to contribute up to 15% of their eligible compensation, subject to certain limitations. We may make contributions to the Plan at the discretion of the Board of Directors and have contributed $0.8 million in 2001, $0.8 million in 2000 and $1.1 million in 1999.

                             LEGATO SYSTEMS, INC.

7.  Income Taxes

   The provision for (benefit from) income taxes consists of the following (in thousands):

                                                Year Ended December 31,
                                             ----------------------------
                                               2001      2000      1999
                                             --------  --------  --------
     Current:
        Federal............................. $    781  $  3,079  $ 15,881
        State...............................        3       541     2,389
        Foreign.............................    2,559     3,761     1,642
                                             --------  --------  --------
                                                3,343     7,381    19,912
                                             --------  --------  --------
     Deferred:
        Federal.............................  (35,749)  (14,808)  (11,474)
        State...............................   (3,137)   (1,793)   (2,389)
        Foreign.............................       --      (313)     (314)
                                             --------  --------  --------
                                              (38,886)  (16,914)  (14,177)
                                             --------  --------  --------
                                             $(35,543) $ (9,533) $  5,735
                                             ========  ========  ========

   In 2001, loss before benefit from income taxes consisted of a loss from U.S. operations of $119.3 million and income from foreign operations of $2.3 million. In 2000, loss before benefit from income taxes consisted of a loss from U.S. operations of $47.6 million and income from foreign operations of $2.8 million. In 1999, income before provision for income taxes consisted of income from U.S. operations of $5.9 million and income from foreign operations of $2.5 million. The tax benefit associated with dispositions from employee stock plans for 2001, 2000, and 1999 was $4.1 million, $4.6 million and $36.4 million, respectively. Such benefit was recorded to common stock and capital in excess of par and a reduction to taxes payable or an increase to deferred tax assets. The effective tax rate differs from the statutory federal income tax rate as follows:

                                                     Year Ended December 31,
                                                     ----------------------
                                                      2001    2000    1999
                                                     -----    -----   -----
   Statutory federal income tax rate................  (35.0)% (35.0)%  35.0%
   State income taxes, net of federal benefit.......   (2.7)   (2.1)   (8.0)
   Tax exempt interest income.......................   (0.1)   (1.8)   (6.6)
   Research and experimental credit.................   (1.1)   (3.1)  (21.6)
   Losses not benefited.............................     --     2.2      --
   Non-deductible merger costs......................    6.4     8.9     8.8
   In-process research and development..............     --      --    54.4
   Foreign taxes....................................    1.5     6.9     2.0
   Other............................................    0.6     2.7     4.0
                                                     -----    -----   -----
                                                      (30.4)% (21.3)%  68.0%
                                                     =====    =====   =====

   As of December 31, 2001, we have federal and California net operating loss carryforwards of $78.7 million and $12.0 million available to reduce future federal and California taxable income, respectively. These federal and California carryforwards begin to expire in 2019 and 2004, respectively. In addition to these carryforwards, as a result of our acquisition of FullTime and Vinca in 1999, we also have federal and state net operating loss carryforwards of $20.4 million and $3.7 million available to offset future federal and state taxable income, respectively. These federal and state carryforwards begin to expire in 2010 and 2003, respectively. The extent to

                             LEGATO SYSTEMS, INC.

which the FullTime and Vinca loss carryforwards can be used to offset future taxable income are limited under Section 382 of the Internal Revenue Code and applicable state tax law.

   As of December 31, 2001, we have federal and California research and experimentation tax credit carryforwards of $8.5 million and $4.0 million, respectively. These federal tax credit carryforwards begin to expire in 2019, and the California tax credit carryforwards do not expire. In addition to these tax credit carryforwards, as a result of our acquisition of FullTime in 1999, we have federal research and experimentation tax credit carryforwards of $0.7 million, which begin to expire in 2012. The extent to which the FullTime tax credit carryforwards can be used to offset future taxes are limited under
Section 383 of the Internal Revenue Code.

   As of December 31, 2001, we have federal alternative minimum tax credit carryforwards of $0.9 million, which do not expire. In addition, we have foreign tax credit carryforwards of $3.0 million, which begin to expire in 2003.

   Significant components of our deferred tax assets and liabilities are as follows (in thousands):

                                                             December 31,
                                                          -----------------
                                                           2001      2000
                                                          -------  --------
   Deferred tax assets:
      Allowances, accrued liabilities and other.......... $ 8,461  $  7,180
      Accrued compensation and benefits..................   1,478     1,359
      Net operating loss and credit carryforwards........  49,857    31,597
      Intangible asset--purchased technology.............  18,137     8,630
      Deferred revenue...................................   3,520     4,425
      Other..............................................   4,887     2,759
                                                          -------  --------
                                                           86,340    55,950
   Deferred tax liabilities:
      Goodwill--Vinca acquisition........................  (5,450)  (17,890)
                                                          -------  --------
                                                          $80,890  $ 38,060
                                                          =======  ========

8.  Industry and Geographic Segment Information

   We use one measurement of profitability for our business. Our software products and related services are developed and marketed to support heterogeneous client/server computing environments and mid- to large-scale enterprises. Revenue information on a product basis is as follows (in thousands):

                                                     Year Ended December 31,
                                                    --------------------------
                                                      2001     2000     1999
                                                    -------- -------- --------
  License:
     NetWorker and related NetWorker products...... $133,263 $117,806 $142,067
     Other products................................   14,265   27,806   19,027
  Service and support..............................   95,073   85,783   67,473
                                                    -------- -------- --------
                                                    $242,601 $231,395 $228,567
                                                    ======== ======== ========

                             LEGATO SYSTEMS, INC.

   We market our products and related services to customers in the United States, Canada, Europe and Asia Pacific. Product revenue and long-lived-asset information by geographic areas are as follows (in thousands):

                                                Year Ended December 31,
                                               --------------------------
                                                 2001     2000     1999
                                               -------- -------- --------
       Revenue:
          United States....................... $120,871 $155,654 $162,790
          Europe..............................   81,177   51,873   48,041
          Other countries.....................   40,553   23,868   17,736
                                               -------- -------- --------
                                               $242,601 $231,395 $228,567
                                               ======== ======== ========
       Long-lived assets:
          United States....................... $ 49,470 $ 83,203 $ 89,735
          Europe..............................    2,205    2,427    2,206
          Other countries.....................    5,532    4,564    3,536
                                               -------- -------- --------
                                               $ 57,207 $ 90,194 $ 95,477
                                               ======== ======== ========

   The revenue information by geographical area is based on the country of destination. Other than the United States, no country accounted for more than 10% of our total revenue for 2001, 2000 and 1999, except for Germany accounted for 12% of total revenue for 2001. No single customer accounted for more than 10% of our total revenue for 2001, 2000 and 1999.

9.  Selected Quarterly Financial Data--(Unaudited)


                                             Year Ended December 31, 2001          Year Ended December 31, 2000
                                        -------------------------------------  -----------------------------------
                                          4th       3rd       2nd      1st       4th       3rd      2nd      1st
                                        --------  --------  -------  --------  --------  -------  -------  -------
                                                           (in thousands, except per share data)
Total revenue.......................... $ 62,030  $ 57,013  $62,511  $ 61,047  $ 58,424  $54,170  $58,281  $60,520
   Gross profit........................   48,598    43,661   48,562    47,347    44,765   42,625   46,455   49,939
   Net loss............................  (47,934)  (12,984)  (9,976)  (10,601)  (13,937)  (3,744)  (7,581)  (9,987)
Basic and diluted net loss per share...    (0.54)    (0.15)   (0.11)    (0.12)    (0.16)   (0.04)   (0.09)   (0.12)

10.  Subsequent Event

   On February 20, 2002, we entered into a definitive agreement to acquire OTG Software, Inc. ("OTG") for cash and stock at a value of approximately $373 million. OTG, based in Rockville, Maryland, provides data management and collaboration solutions that virtualize storage for any type of data, including files, messages and databases, while providing easy and transparent access. The merger agreement provides that each share of OTG common stock will be exchanged for 0.6876 of a share of Legato common stock and $2.50 per share of cash. We will also assume all outstanding options to purchase OTG common shares. The closing of the merger is subject to regulatory approval and Legato and OTG stockholder approvals and is expected to close in the second quarter of 2002. After the transaction is completed, OTG's stockholders will own approximately 20% of the combined entity's shares.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          LEGATO SYSTEMS, INC.

                                                /s/  DAVID B. WRIGHT
Date: March 14, 2002                      By: _______________________________
                                                     David B. Wright
                                            Chairman of the Board, President
                                               and Chief Executive Officer

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

          Signature                       Title                  Date
          ---------                       -----                  ----

    /s/  DAVID B. WRIGHT      Chairman, President and Chief March 14, 2002
-----------------------------   Executive Officer
       David B. Wright          (Principal Executive
                                Officer)

    /s/  ANDREW J. BROWN      Senior Vice President and     March 14, 2002
-----------------------------   Chief Financial Officer
       Andrew J. Brown          (Principal Financial
                                Officer)

    /s/  CORY J. SINDELAR     Vice President and Corporate  March 14, 2002
-----------------------------   Controller (Principal
      Cory J. Sindelar          Accounting Officer)

    /s/  ERIC A. BENHAMOU     Director                      March 14, 2002
-----------------------------
      Eric A. Benhamou

   /s/  H. RAYMOND BINGHAM    Director                      March 14, 2002
-----------------------------
     H. Raymond Bingham

   /s/  BRENDAN J. DAWSON     Director                      March 14, 2002
-----------------------------
      Brendan J. Dawson

          Signature                       Title                  Date
          ---------                       -----                  ----

   /s/  KENNETH A. GOLDMAN    Director                      March 14, 2002
-----------------------------
     Kenneth A. Goldman

 /s/  CHRISTOPHER B. PAISLEY  Director                      March 14, 2002
-----------------------------
   Christopher B. Paisley

    /s/  DAVID N. STROHM      Director                      March 14, 2002
-----------------------------
       David N. Strohm