Form 10-Q
period 2002-03-31
LEGATO SYSTEMS INC
filed 2002-05-15
CIK 859360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-26130

LEGATO SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3077394
(State incorporation)	(I.R.S. Employer Identification No.)

2350 West El Camino Real,
Mountain View, CA 94040
(Address of principal executive offices)

Registrant’s telephone number, including area code: (650) 210-7000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    ☒        No    ☐

The number of shares outstanding of the registrant’s Common Stock as of May 2, 2002 was 90,900,997.

LEGATO SYSTEMS, INC

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

LEGATO SYSTEMS, INC.
Condensed Consolidated Balance Sheets
(in thousands)

	March 31, 2002	December 31, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$47,097	$63,281
Short-term investments	88,345	82,414
Accounts receivable, net	33,924	39,581
Deferred tax assets	63,073	61,136
Other current assets	10,727	12,373

Total current assets	243,166	258,785
Property and equipment, net	45,436	42,884
Other assets	3,093	2,196
Long-term deferred tax assets	47,901	19,754
Intangible assets, net	30,210	31,642

	$369,806	$355,261

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,861	$8,316
Accrued liabilities	99,141	41,440
Deferred revenue	41,905	41,748

Total current liabilities	147,907	91,054
Deferred revenue—net of current portion	2,583	3,798

Total liabilities	150,490	95,302
Stockholders’ equity	219,316	259,959

	$369,806	$355,261

See accompanying notes to these condensed consolidated financial statements.

LEGATO SYSTEMS, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)

	Three Months Ended March 31,
	2002	2001
	(unaudited)
Revenue:
License	$28,750	$38,483
Service and support	26,881	22,564

Total revenue	55,631	61,047

Cost of revenue:
License	1,711	726
Service and support	10,595	12,974

Cost of revenue	12,306	13,700

Gross profit	43,325	47,347

Operating expenses:
Sales and marketing	31,719	30,451
Research and development	14,520	15,248
General and administrative	7,069	7,396
Amortization of intangibles	1,432	9,054
Litigation settlement charge	67,000	—

Total operating expenses	121,740	62,149

Loss from operations	(78,415)	(14,802)
Interest and other income, net	514	1,128

Loss before benefit from income taxes	(77,901)	(13,674)
Benefit from income taxes	(31,160)	(3,073)

Net loss	$(46,741)	$(10,601)

Net loss per share:
Basic and diluted	$(0.52)	$(0.12)

Weighted average common shares outstanding	90,312	87,851

See accompanying notes to these condensed consolidated financial statements.

LEGATO SYSTEMS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2002	2001
	(unaudited)
Cash flows from operating activities:
Net loss	$(46,741)	$(10,601)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred taxes (net of effect of acquisitions)	(30,084)	(6,508)
Depreciation and amortization	5,225	13,181
Provision for (benefit from) doubtful accounts and product returns	(910)	1,149
Tax benefit from stock option exercises	—	1,559
Changes in assets and liabilities:
Accounts receivable	6,567	4,217
Other assets	749	3,835
Accounts payable	(1,455)	4,453
Accrued liabilities	57,701	(3,143)
Deferred revenue	(1,058)	(1,359)

Net cash provided by (used in) operating activities	(10,006)	6,783

Cash flows from investing activities:
Purchases of available-for-sale securities	(209,383)	(28,475)
Maturities and sales of available-for-sale securities	202,877	72,137
Acquisition of property and equipment	(6,345)	(4,519)

Net cash provided by (used in) investing activities	(12,851)	39,143

Cash flows from financing activities—
Proceeds from issuance of common stock	6,673	4,963

Net change in cash and cash equivalents	(16,184)	50,889
Cash and cash equivalents at beginning of period	63,281	110,274

Cash and cash equivalents at end of period	$47,097	$161,163

See accompanying notes to these condensed consolidated financial statements.

LEGATO SYSTEMS, INC.

Notes to Condensed Consolidated Financial Statements
(unaudited)

1.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Legato Systems, Inc. (the “Company” or “Legato”) in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of the Company and its subsidiaries. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for any future interim period or for the year ending December 31, 2002, and the Company makes no representations related thereto. These financial statements should be read in conjunction with the annual audited consolidated financial statements and notes as of and for the year ended December 31, 2001, included in the Company’s Form 10-K dated March 14, 2002.

Certain prior year consolidated financial statement balances have been reclassified to conform to the 2002 presentation.

2.    Balance Sheet Components

	March 31, 2002	December 31, 2001
Accounts receivable:
Trade accounts receivable	$50,460	$47,449
Allowances for doubtful accounts and product returns	(6,958)	(7,868)

	$42,288	$39,581
Property and equipment:
Computer hardware	$47,819	$43,801
Computer software	21,381	18,978
Office equipment, furniture and fixtures	16,544	16,193
Leasehold improvements	13,419	13,344

	99,163	92,316
Accumulated depreciation and amortization	(53,727)	(49,432)

	$45,436	$42,884

Accrued liabilities:
Accrued compensation and benefits	$13,329	$19,202
Income taxes payable	5,784	7,354
Litigation settlement	67,000	—
Other accrued liabilities	13,028	14,884

	$99,141	$41,440

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

When contracts contain multiple obligations (e.g., products, updates, technical support and other services) wherein vendor specific objective evidence exists for all undelivered elements, we account for the delivered elements in accordance with the “residual method” prescribed by Statement of Position 98-9. Any revenue related to updates or technical support in these arrangements is recognized ratably over the term of the maintenance arrangement.

4.    Comprehensive Loss

Comprehensive loss includes unrealized gains or losses on investments. The impact of which is excluded from net loss and is included in stockholders’ equity. A summary of comprehensive loss is as follows:

	Three Months Ended March 31,
	2002	2001
Net loss	$(46,741)	$(10,601)
Unrealized gain (loss) on investments (net of taxes)	(575)	346

	$(47,316)	$(10,255)

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

Options to purchase approximately 20.1 million shares of common stock at the weighted average price of $12.14 per share were outstanding as of March 31, 2002, but were not included in the computation of diluted net loss per share because their effect would be anti-dilutive.

6.    Legal Proceedings

In April 2002, we settled the class action and derivative lawsuits filed in 2000 in the United States District Court for the Northern District of California and in San Mateo County Superior Court, respectively. The settlements in the federal and state litigation call for Legato to pay a total of $87.7 million, which includes attorneys’ fees, in May

2002. Approximately $21 million of the settlement amount will be reimbursed by our corporate insurance. The settlement was recorded as a $67 million charge to the results of operations for the quarter ended March 31, 2002.

Both the securities class action and the derivative action arose from events that caused Legato to restate its results for the first three quarters of 1999. The settlements do not constitute any admission of wrongdoing on the part of Legato or the individual defendants. On May 3, 2002, the Superior Court of California for San Mateo County approved the settlement in the derivative litigation. On May 6, 2002, the U.S. District Court for the Northern District of California granted preliminary approval to the class action settlement. The parties to the litigation expect final approval of the class action settlement in the summer of 2002.

7.    Restructuring Charges

During 2001, we incurred $9.4 million in charges as we restructured our development operations to reduce our cost structure and to integrate and reduce selling and marketing activities. In connection with these activities, we reduced our workforce by approximately 215 employees and closed our development facilities in Sunnyvale, California, Eden Prairie, Minnesota, Orem, Utah and New Delhi, India. As of March 31, 2002, accrued restructuring charges related primarily to future lease commitments, which will be paid through 2004, and some severance and benefits, which will be paid in 2002. The following table summarizes the restructuring activity during 2002 (in thousands):

	Severance and Benefits	Excess Facilities	Total
Balance, December 31, 2001	$636	$1,221	$1,857
Cash payments	(343)	(99)	(442)

Balance, March 31, 2002	$293	$1,122	$1,415

8.    Recent Accounting Pronouncements

In July 2001, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board (“APB”) Opinion No. 17, “Intangible Assets.” It addresses how intangible assets that are acquired individually or with a group of other assets, but not those acquired in a business combination, should be accounted for in financial statements upon their acquisition. Among other things, it requires that goodwill and certain other intangible assets no longer be amortized and be tested for impairment at least annually and written down only when impaired. Further, SFAS No. 142 requires us to perform a transitional assessment of whether there is an indication that its goodwill is impaired as of the date of adoption. We will then have a transition period of six months from the date of adoption to determine if the goodwill has been impaired. We expect to complete the impairment test during the second quarter of 2002. Any goodwill impairment loss (measured as of the beginning of the fiscal year of adoption) will be recognized as the cumulative effect of a change in accounting principle no later than the end of the fiscal year of adoption. We will also be required to review our other intangible assets for impairment and to reassess the useful lives of such assets and make any necessary adjustments. We have not yet determined what further effect these impairment tests will have on our results from operations and financial position. In accordance with SFAS No. 142, we have ceased to amortize $17.3 million of goodwill as of January 1, 2002. The following table presents the on net loss and net loss per share, basic and diluted, as if the goodwill had not been amortized during the periods presented:

	Three Months Ended March 31,
	2002	2001
Net loss—as reported	$(46,741)	$(10,601)
Adjustment:
Amortization of goodwill	—	4,363

Net loss—as adjusted	$(46,741)	$(6,238)

Net loss per share, basic and diluted—as reported	$(0.52)	$(0.12)

Net loss per share, basic and diluted—as adjusted	$(0.52)	$(0.07)

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” SFAS No. 144 applies to all long-lived assets, including discontinued operations, and consequently amends APB Opinion No. 30, “Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that: (a) can be distinguished from the rest of the entity and (b) will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption of SFAS No. 144 did not impact our financial statements.

In April 2002, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 01-14, ‘Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred,’ which requires that all out-of-pocket expenses billed to a customer be classified as revenue. EITF Issue No. 01-14 is effective for our fiscal quarter beginning on January 1, 2002, with comparative financial statements for prior periods reclassified to conform to this presentation. We had previously treated reimbursement for “out-of-pocket” expenses as a reduction to cost of revenue. Our adoption of EITF Issue No. 01-14 did not have a material impact on our revenue or any effect on our gross margins, operating margins, net loss and net loss per share.

9.    Subsequent Events

On May 14, 2002, we completed our acquisition of OTG Software, Inc. for cash and stock at a value of approximately $373 million. OTG, based in Rockville, Maryland, provides data management and collaboration solutions that virtualize storage for any type of data, including files, messages and databases, while providing easy and transparent access. Each share of OTG common stock was exchanged for 0.6876 of a share of Legato common stock and $2.50 per share in cash. We also assumed all outstanding options to purchase OTG common shares.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The discussion in this report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements on our expectations, beliefs, intentions or strategies regarding the future, including without limitation, our financial outlook, successful introduction of new products and expansion of operation. All forward-looking statements included in this document are based on information available to us on the date hereof. We assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those indicated in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, fluctuations in quarterly operating results, uncertainty in future operating results, competition, the current challenging information technology spending environment, litigation, product concentration, technological changes, reliance on enterprise license transactions, modifications in the application of accounting policies, reliance on indirect sales channels, changes in marketing strategies, dependence on international revenue, management of our growth and expansion, the ability to attract and retain qualified personnel, and other risks discussed in this item under the heading “Risk Factors” and the risks discussed in our other Securities and Exchange Commission filings.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenue:

	Three Months Ended March 31,
	2002	2001
Revenue:
License	51.7%	63.0%
Service and support	48.3	37.0

Total revenue	100.0	100.0

Cost of revenue:
License	3.1	1.2
Service and support	19.0	21.3

Total cost of revenue	22.1	22.5

Gross profit	77.9	77.5

Operating expenses:
Sales and marketing	57.0	49.9
Research and development	26.1	25.0
General and administrative	12.7	12.1
Amortization of intangibles	2.6	14.8
Litigation settlement charges	120.4	—

Total operating expenses	218.8	101.8

Loss from operations	(140.9)	(24.3)
Interest and other income, net	0.9	1.8

Net loss before benefit from income taxes	(140.0)	(22.5)
Benefit from income taxes	(56.0)	(5.1)

Net loss	(84.0)%	(17.4)%

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

On May 14, 2002, we acquired OTG Software, Inc. (“OTG”). OTG provides data management and collaboration solutions that virtualize storage for any type of data, including files, messages and databases, while providing easy and transparent access. Each share of OTG common stock was exchanged for 0.6876 of a share of Legato common stock and $2.50 per share of cash. We also assumed all outstanding options to purchase OTG common shares. This strategic acquisition will result in substantial one-time charges along with ongoing substantial amortization of intangibles to our results of operations beginning in the second quarter of 2002.

Results of Operations

Revenue

Total revenue decreased $5.4 million, or 9%, to $55.6 million in the first quarter of 2002 from $61.0 million for the first quarter of 2001.

License revenue.    License revenue decreased $9.8 million, or 25%, to $28.7 million in the first quarter of 2002 from $38.5 million in the first quarter of 2001. The decrease was primarily due to a reduction in the number and size of transactions as we experience elongated sales cycles and just in time buying.

Service and Support Revenue.    Service and support revenue increased $4.3 million, or 19%, to $26.9 million in the first quarter of 2002 from $22.6 million in the first quarter of 2001. The increase was primarily as a result of growth in the number of registered customers electing to subscribe to support contracts, renewals of software support contracts after the initial one-year term and a decrease in the overall level of discounting of our update and support services.

International license revenue decreased $5.7 million, or 30%, to $13.3 million in the first quarter of 2002 from $18.7 million in the first quarter of 2001. International license revenue decreased primarily as a result of delays in closure of significant contracts in Europe and general weakness throughout Asia. The majority of international license revenue came from Europe during these periods.

Gross Profit

Gross profit decreased $4.0 million, or 8%, to $43.3 million, representing 78% of total revenue, in the first quarter of 2002 as compared to $47.3 million, representing 78% of total revenue, in the first quarter of 2001.

Gross profit from license revenue decreased $10.7 million, or 28%, to $27.0 million, representing 94% of license revenue, in the first quarter of 2002 from $37.8 million, representing 98% of license revenue, in the first quarter of 2001. The decrease in absolute dollars, and as a percentage, relates to the overall decrease of license revenue. Gross profit from license revenue consists of license revenue less the related costs of product media, documentation, third-party royalties and packaging.

Gross profit from service and support revenue increased $6.7 million, or 70%, to $16.3 million, representing 61% of service and support revenue, in the first quarter of 2002 from $9.6 million, representing 43% of service and support revenue, in the first quarter of 2001. The increase in absolute dollars is primarily a result of the increase in support and update renewals as well as a reduction in the operating costs of our consulting group. Service and support personnel decreased to 304 in 2002 from 310 in 2001. Costs of service and support revenue consist primarily of personnel-related costs incurred in providing telephone support, consulting services, and training to customers, costs of providing software updates and costs of education and consulting materials.

Operating Expenses

Sales and marketing.    Sales and marketing expenses consist primarily of salaries and commissions for sales and marketing personnel and promotional expenses. Sales and marketing expenses increased $1.3 million, or 4%, to $31.7 million in the first quarter of 2002 from $30.5 million in the first quarter of 2001. The increase in sales and marketing expenses was primarily attributable to growth of our sales force and associated support personnel. Sales and marketing personnel increased to 508 in 2002 from 493 in 2001. We believe that sales and marketing expenses will decrease as a percentage of revenue.

Research and development.    Research and development expenses consist primarily of personnel-related costs. Research and development expenses decreased $0.7 million, or 5%, to $14.5 million in the first quarter of 2002 from $15.2 million in the first quarter of 2001. The decrease in research and development expenses was primarily attributable to decreased staffing and associated costs. The number of research and development personnel decreased to 341 in 2002 from 383 in 2001. We expect research and development expenses to remain relatively constant in absolute dollars.

General and administrative.    General and administrative expenses include personnel and other costs of our finance, human resources, facilities, information systems and other administrative departments. General and administrative expenses decreased $0.3 million, or 4%, to $7.1 million in the first quarter of 2002 from $7.4 million in the first quarter of 2002. The decrease in general and administrative expenses was primarily attributable to a reduction in outside services and partially offset by increased staffing costs. General and administrative personnel increased to 200 in 2002 from 171 in 2001. We believe that general and administrative expenses may increase slightly in absolute dollars.

Amortization of intangibles.    Amortization of intangibles decreased $7.7 million to $1.4 million in the first quarter of 2002 from $9.1 million in the first quarter of 2001. The decrease is a result of a smaller remaining balance after recording the impairment of certain intangibles in the fourth quarter of 2001 and of adopting SFAS No. 142, whereby we stopped amortizing our goodwill balance of $17.3 million in the first quarter of 2002. We are amortizing the remaining identifiable intangibles on a straight-line basis over periods ranging from three to five years from the respective dates of acquisition.

In April 2002, we settled the class action and derivative lawsuits filed in 2000 in the United States District Court for the Northern District of California and in San Mateo County Superior Court, respectively. The settlements in the federal and state litigation call for Legato to pay a total of $87.7 million, which includes attorneys’ fees, in May 2002. Approximately $21 million of the settlement amount will be reimbursed by our corporate insurance. The settlement was recorded as a $67 million charge to the results of operations for the quarter ended March 31, 2002.

Interest and other income, net.    Interest and other income, net, primarily represents interest income from funds available for investment. Interest and other income, net, was $0.5 million in the first quarter of 2002 as compared to $1.1 million in the first quarter of 2001. The decrease represents a reduction in our yield on our cash investments and some foreign currency losses recognized in 2002.

Benefit from income taxes.    The benefit from income taxes for the first quarter of 2002 was $31.2 million compared to a benefit for income tax of $3.1 million for the first quarter of 2001. The effective tax rate was 40.0% for the first quarter of 2002 and 22.5% for the first quarter of 2001. The increase in the benefit for income taxes primarily relates to the substantial increase in the net operating loss as a result of the litigation settlement charges incurred in the first quarter of 2002, which is tax deductible.

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents and investments totaled $135.4 million as of March 31, 2002 as compared to $145.7 million as of December 31, 2001. Cash and cash equivalents are highly liquid investments with original maturities of ninety days or less. Investments consist mainly of short-term corporate debt securities. As of March 31, 2002, we had no long-term debt and stockholders’ equity was $219.3 million.

We have financed our operations to date primarily by cash from operations and sales of common stock. Net cash used by operating activities was $10.0 million in the first quarter of 2002 and consisted primarily of the net loss of $46.7 million and deferred taxes of $30.1 million, partially offset by the net change in assets and liabilities of $62.5 million and depreciation and amortization of $5.2 million. Net cash provided by operating activities was $6.8 million in the first quarter of 2001 and consisted primarily of a net change in assets and liabilities of $8.0 million and depreciation and amortization of $13.1 million, partially offset by the net loss of $10.6 million and deferred taxes of $6.5 million.

Net cash used by investing activities was $12.9 million in the first quarter of 2002, which resulted primarily from the net purchases of marketable securities of $6.5 million and purchases of property and equipment of $6.3 million. The investments in property and equipment in the first quarter of 2002 were primarily for the completion of our core systems implementation that occurred in January 2002. We do not expect to make investments in property and equipment to this degree for the foreseeable future. Net cash provided by investing activities was $39.1 million in the first quarter of 2001, which resulted primarily from the net maturities of marketable securities of $43.7 million offset by purchases of property and equipment of $4.5 million.

Net cash provided by financing activities was $6.7 million in the first quarter of 2002 and $5.0 million in the first quarter of 2001, which resulted from proceeds received through the issuance of our common stock under our employee stock purchase plan and stock option exercises.

As of March 31, 2002, the only significant contractual obligations or commercial commitments consisted of our facility lease commitments. (See Note 4 to the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for further details.) We do not have any other off-balance sheet arrangement that could significantly reduce our liquidity. In May 2002, we paid the litigation settlement of $87.7 million, which reduced our liquidity significantly. We expect to receive $21 million for our insurers during the second quarter of 2002.

Based on our current operating plan, we believe our current cash and investment balances and cash flow from the sale of stock will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.

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

Our quarterly operating results have varied in the past and may vary in the future. Our quarterly operating results may vary depending on a number of factors, many of which are outside of our control, including:

•	Lengthy sales cycles, particularly with enterprise license transactions;

•	The dollar value of orders and the timing of when orders are received;

•	Intense competition;

•	Macroeconomic uncertainty and weakness;

•	Market acceptance of our new products, applications and product enhancements of our competitors;

•	Changes in our pricing policies or those of our competitors;

•	The current challenging spending environment in our customers’ IT departments;

•	Our ability to develop, introduce and market new products, applications and product enhancements;

•	Our ability to control costs;

•	Quality control of products sold;

•	Delay in the recognition of revenue from enterprise license and application service provider transactions;

•	Success in expanding sales and marketing programs;

•	Technological changes in our customers’ environments;

•	The mix of sales among our channels;

•	Market readiness to deploy our products for distributed computing environments;

•	Changes in our strategy or that of our competitors;

•	Customer budget cycles and changes in these budget cycles;

•	Foreign currency and exchange rates;

•	Our ability to effectively manage and reduce our tax liabilities;

•	Our ability to integrate recently acquired businesses;

•	Acquisition costs or other non-recurring charges in connection with the acquisition of companies, products or technologies;

•	Loss of our information technology infrastructure for a significant period of time;

•	Personnel changes; and

•	General economic factors.

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

•
Our sales cycles vary substantially from customer to customer, in large part because we depend upon large enterprise license transactions with corporate customers. Furthermore, such transactions may include extended payment terms, escalating discounts, acceptance provisions or other terms that would preclude immediate revenue recognition of some or all of the license component;

•	Revenue in any quarter is substantially dependent on orders booked and shipped in that quarter since we operate with virtually no order backlog;

•	We do not recognize revenue on sales to domestic distributors until the products are sold through to end-users;

•	The storage management market is rapidly evolving;

•
Due to general economic factors that currently affect our end-user customers’ businesses, those customers are being more deliberate in the manner in which they make information technology spending decisions;

•
OEM license and royalty revenue are difficult to forecast. Our royalty revenue is dependent upon product license sales by OEMs of their products that incorporate our software. Accordingly, this royalty revenue is subject to OEMs’ product cycles and the general health of their businesses; these trends are also difficult for us to predict. Fluctuations in licensing activity from quarter to quarter further impact royalty revenue, because initial license fees generally are non-recurring and generally recognized upon the signing of a license agreement;

•	The timing of large orders can significantly affect revenue within a quarter;

•	The timing of recognition of revenue from enterprise license and application service provider transactions can significantly affect revenue within a quarter; and

•
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

We currently derive, and expect to continue to derive, a substantial majority of our revenue from our NetWorker software products and related services. A decline in the price of, or demand for, NetWorker, or failure to build and sustain broad market acceptance of NetWorker, would seriously harm our business, operating results and financial condition. We cannot reasonably predict NetWorker’s remaining life for several reasons, including:

•	The effect of new products, applications or product enhancements;

•	Technological changes in the network storage management environment in which NetWorker operates; and

•	Future competition.

We must respond to rapid technological changes with new product offerings.

The markets for our products are characterized by rapid technological change, changing customer needs, frequent new software product introductions and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards could render our existing products obsolete and unmarketable. To be successful, we need to develop and introduce new software products on a timely basis that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of our customers. In addition, we need to integrate into our product lines the technologies of products we acquired through the acquisition of OTG Software completed in May 2002, and to develop the technologies we acquired from Software Clearing House, Inc. in July 2001. We may fail to develop and market new products that respond to technological changes or evolving industry standards, experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products or fail to develop new products that adequately meet the requirements of the marketplace or achieve market acceptance. If so, our business, operating results and financial condition would be seriously harmed.

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

Software products as complex as those we offer may contain undetected errors or failures when first introduced or as new versions are released. We have in the past discovered software errors in certain of our new products after their introduction. As a result of those errors, we experienced delays or lost revenue during the period required to correct these shipments, despite testing by us and by our current and potential customers. In addition, customers have in the past brought to our attention “bugs” in our software created by the customers’ unique operating environments. Although we have been able to fix such software bugs in the past, we may not always be able to do so. These types of circumstances may result in the loss of, or delay in, market acceptance of our products or increase the need for additional customer support personnel, which could seriously harm our business, operating results and financial condition.

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

We have developed strategies to pursue larger enterprise license transactions with corporate customers. However, we may not continue to successfully market our products through larger enterprise license transactions. Such failure would seriously harm our business, operating results and financial condition. In addition, many of the large organizations that we target as customers have lowered their rate of spending on enterprise software. Our operating results are sensitive to the timing of such orders. Such orders are difficult to manage and predict because:

•	The sales cycle is typically lengthy, generally lasting three to nine months, and varies substantially from transaction to transaction;

•	Enterprise license transactions often include multiple elements such as product licenses and service and support;

•	Recognition of revenue from enterprise license transactions may vary from transaction to transaction;

•	These transactions typically involve significant technical evaluation and commitment of capital and other resources;

•	A growing number of our direct-license customers are located outside the United States, where the sales cycle can be lengthier than transactions negotiated within the United States;

•	Our customers are being more deliberate about information technology spending decisions due to the current state of the overall economy; and

•
Customers’ internal procedures frequently cause delays in orders. Such internal procedures include approval of large capital expenditures, implementation of new technologies within their networks and testing new technologies that affect key operations.

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

Our strategy is also to increase the proportion of our customers licensed through OEMs. We may fail to achieve this strategy. We are currently investing, and will continue to invest, resources to develop this channel. Such investments could seriously harm our operating margins. We depend on our OEMs’ abilities to develop new products, applications and product enhancements on a timely and cost-effective basis that will meet changing customer needs and respond to emerging industry standards and other technological changes. Our OEMs may not effectively meet these technological challenges. These OEMs are not within our control, may incorporate the technologies of other companies in addition to, or to the exclusion of, our technologies, and are not obligated to purchase products from us. Our OEMs may not continue to carry our products. The inability to recruit, or the loss of, important OEMs could seriously harm our business, operating results and financial condition.

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

Additional risks inherent in our international business activities generally include:

•	Significant reliance on our distributors and other resellers who do not offer our products exclusively;

•	Unexpected changes in regulatory requirements;

•	Tariffs and other trade barriers;

•	Lack of acceptance of localized products, if any, in foreign countries;

•	Longer negotiation and accounts receivable payment cycles;

•	Difficulties in managing international operations;

•	Potentially adverse tax consequences, including restrictions on the repatriation of earnings;

•	The burdens of complying with a wide variety of multiple local, country and regional laws; and

•	The risks related to the current weakness in some regions, including, without limitation, Europe and Asia.

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

We have in the past, and may in the future, acquire businesses, products or technologies that we believe compliment or expand our existing business. In furtherance of this strategy, we acquired OTG Software, Inc, a data storage software company based in Rockville, Maryland, on May 14, 2002. Also, in July 2001, we acquired Software Clearing House, Inc., a software developer, reseller and consulting organization based in Cincinnati, Ohio. Our ability to achieve favorable results in 2002 and beyond will be dependent in part upon our ability to successfully integrate the people, products and business lines of our acquisitions. In addition, we will need to work with our acquired companies’ customers and business partners to establish new relationships based upon the broader range of products and services available from us. We must accomplish the synergies identified during the acquisition process. Failure to execute on any of these elements of the integration process could seriously harm our business, operating results or financial condition.

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

As of March 31, 2001, we had goodwill of $17.3 million and acquired intangibles of $12.9 million on our Consolidated Balance Sheet. With our adoption of Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” in the first quarter of 2002, goodwill was no longer be amortized. We expect to amortize intangibles of $5.7 million in 2002, $5.7 million in 2003 and $2.9 million in 2004. To the extent we do not generate sufficient cash flows to recover the net amount of the intangibles recorded, the intangibles could be subsequently written-off. In such event, our results of operations in any given period could be negatively impacted, and the market price of our stock could decline.

We have recorded losses and may continue to record losses.

We have cumulative losses and expect to incur additional losses. For the quarter ended March 31, 2002, we incurred a net loss of $46.7 million and had an accumulated deficit of $229.1 million, including $67.0 million related to the settlement of securities class action and derivative lawsuits. We anticipate that our costs will increase for the immediate future as we integrate OTG Software, Inc. and Legato. If we cannot achieve and sustain operating profitability or positive cash flow from operations, we may not be able to meet our working capital requirements. This would have a material adverse effect on our business financial condition and results of operations.

We may be unable to raise additional capital should it become necessary.

We have incurred significant operating losses, have had negative operating cash flows since the second quarter of 2001 and are not currently profitable. We believe our financial resources will be adequate to sustain our current operations for at least the next 12 months. If we are unable to generate adequate operating cash flows, we may need to seek additional sources of capital through equity or debt financing. We cannot be certain that we will be able to obtain financing on terms acceptable to us, or at all. If adequate funds are not available, our business and our ability to develop our technology and products would be harmed.

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

Despite our efforts to protect our proprietary rights, we are aware that unauthorized parties have attempted to transfer licenses to third parties, copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use and transfer of our products is difficult, and software piracy can be expected to be a persistent problem. In licensing our products, other than in enterprise license transactions, we rely on “shrink wrap” licenses that are not signed by licensees. Such licenses may be unenforceable, in whole or in part, under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Our means of protecting our proprietary rights may not be adequate. Our competitors may independently develop similar technology, duplicate our products or design around patents issued to us or other intellectual property rights of ours.

From time to time, we have received claims that we are infringing on third parties’ intellectual property rights. In the future, we may be subject to claims of infringement by third parties with respect to current or future products, trademarks or other proprietary rights. We expect that software product developers will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements with third parties. If such royalty or licensing agreements are not available on terms acceptable to us, our business, operating results and financial condition could be seriously harmed.

Our trading price is volatile.

The trading of our common stock historically has been highly volatile, and we expect that the price of our common stock will continue to fluctuate significantly in the future. An investment in our common stock is subject to a variety of significant risks, including, but not limited to the following:

•	Quarterly fluctuations in financial results or results of other software companies;

•	Changes in our revenue growth rates or our competitors’ growth rates;

•	Announcements that our revenue or income are below analysts’ expectations;

•	Changes in analysts’ estimates of our performance or industry performance;

•	Announcements of new products by our competitors or by us;

•	Announcements of disappointing financial results from our competitors, strategic allies or major end users;

•	Developments with respect to our patents, copyrights or proprietary rights or those of our competitors;

•	Sales of large blocks of our common stock;

•	Acquisitions or dispositions of our common stock by corporate officers or members of the Board of Directors;

•	Conditions in the financial markets in general;

•	Litigation; and

•	General business conditions and trends in the distributed computing environment and software industry.

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

The table below presents the carrying value and related weighted average interest rates for our investments in marketable securities as of March 31, 2002 (dollars in millions).

	Carrying Value	Interest Rate
Investments—fixed rate	$87.1	4.5%
Cash equivalents:
Fixed rate	37.4	2.3
Variable rate	6.6	1.4

	$131.1	3.7

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

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Information concerning legal proceedings is incorporated herein by reference to Note 6 of the condensed consolidated financial statements in Part I of this Form 10-Q.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.    OTHER INFORMATION

Not applicable.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits: None.

(b)	Reports on Form 8-K: On February 22, 2002, the Registrant filed a Current Report on Form 8-K to report under Item 5 (Other Events) that it entered into an agreement to acquire OTG Software, Inc.

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

Date: May 15, 2002