Form 10-Q
period 2002-06-30
LEGATO SYSTEMS INC
filed 2002-08-14
CIK 859360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

The number of shares outstanding of the Registrant’s Common Stock as of July 31, 2002 was 114,878,469.

LEGATO SYSTEMS, INC

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

LEGATO SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2002	December 31, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$29,213	$63,281
Short-term investments	26,235	82,414
Accounts receivable, net	53,475	39,581
Deferred tax assets	57,835	61,136
Other current assets	10,574	12,373

Total current assets	177,332	258,785
Property and equipment, net	54,111	42,884
Intangible assets, net	35,976	15,616
Goodwill, net	269,569	16,026
Long-term deferred tax assets	57,559	19,754
Other assets	5,784	2,196

	$600,331	$355,261

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,295	$8,316
Accrued liabilities	61,297	41,440
Deferred revenue	53,719	41,748

Total current liabilities	136,311	91,504
Deferred revenue—net of current portion	2,983	3,798

Total liabilities	139,294	95,302
Stockholders’ equity	461,037	259,959

	$600,331	$355,261

See accompanying notes to condensed consolidated financial statements.

LEGATO SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(unaudited)
Revenue:
License	$30,629	$40,103	$59,379	$78,586
Service and support	30,928	22,408	57,809	44,972

Total revenue	61,557	62,511	117,188	123,558

Cost of revenue:
License	2,215	1,205	3,926	1,931
Service and support	11,325	12,744	21,920	25,718

Cost of revenue	13,540	13,949	25,846	27,649

Gross profit	48,017	48,562	91,342	95,909

Operating expenses:
Sales and marketing	34,219	30,577	65,938	61,028
Research and development	18,252	15,982	32,772	31,230
General and administrative	9,606	7,279	16,675	14,675
Amortization of acquired intangibles	2,166	7,700	3,598	16,754
Write-off of in-process research and development	33,200	—	33,200	—
Restructuring charges	—	6,087	—	6,087
Litigation settlement charge	—	—	67,000	—

Total operating expenses	97,443	67,625	219,183	129,774

Loss from operations	(49,426)	(19,063)	(127,841)	(33,865)
Interest and other income, net	1,348	3,715	1,862	4,843

Loss before benefit from income taxes	(48,078)	(15,348)	(125,979)	(29,022)
Benefit from income taxes	(2,224)	(5,372)	(33,384)	(8,445)

Net loss	$(45,854)	$(9,976)	$(92,595)	$(20,577)

Net loss per share:
Basic and diluted	$(0.45)	$(0.11)	$(0.96)	$(0.23)

Weighted average common shares outstanding	102,643	88,719	96,540	88,287

See accompanying notes to condensed consolidated financial statements.

LEGATO SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2002	2001
	(unaudited)
Cash flows from operating activities:
Net loss	$(92,595)	$(20,577)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred taxes (net of effect of acquisitions)	(37,422)	(18,868)
Depreciation and amortization	12,193	27,118
Write-off of in-process research and development	33,200	—
Amortization of deferred stock compensation	289	—
Provision for doubtful accounts and sales returns	183	1,465
Tax benefit from stock option exercises	—	2,277
Changes in assets and liabilities:
Accounts receivable	(161)	8,974
Other assets	1,100	8,069
Accounts payable	8,893	(1,410)
Accrued liabilities	(12,295)	7,384
Deferred revenue	2,346	(8,592)

Net cash provided by (used in) operating activities	(84,269)	5,840

Cash flows from investing activities:
Purchases of available-for-sale securities	(16,053)	(194,522)
Maturities and sales of available-for-sale securities	72,775	184,700
Purchase of technology	(3,250)	—
Acquisition of OTG Software, net of cash acquired	(1,609)	—
Acquisition of property and equipment	(10,503)	(10,464)

Net cash provided by (used in) investing activities	41,360	(20,286)

Cash flows from financing activities—
Proceeds from issuance of common stock	9,434	9,667

Effect of changes in foreign exchange rates	(593)	—

Net change in cash and cash equivalents	(34,068)	(4,779)
Cash and cash equivalents at beginning of period	63,281	110,274

Cash and cash equivalents at end of period	$29,213	$105,495

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

The financial statements for the three and six months ended June 30, 2002 include the results of OTG Software, Inc. since May 15, 2002, the date of acquisition.

2.    Balance Sheet Components

	June 30, 2002	December 31, 2001
Accounts receivable:
Trade accounts receivable	$60,514	$47,449
Allowances for doubtful accounts and sales returns	(7,039)	(7,868)

	$53,475	$39,581

Property and equipment:
Computer hardware	$50,516	$43,801
Computer software	26,013	18,978
Office equipment, furniture and fixtures	18,177	16,193
Leasehold improvements	17,432	13,344

	112,138	92,316
Accumulated depreciation and amortization	(58,027)	(49,432)

	$54,111	$42,884

Accrued liabilities:
Accrued compensation and benefits	$16,911	$19,202
Income taxes payable	10,900	7,354
Other accrued liabilities	33,486	14,884

	$61,297	$41,440

LEGATO SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

4.    Comprehensive Loss

Comprehensive loss includes unrealized gains (losses) on investments and reflects the effect of foreign currency translation adjustments on the accounts of our foreign operations. The impacts of which are excluded from net loss and are included in stockholders’ equity. A summary of comprehensive loss is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net loss	$(45,854)	$(9,976)	$(92,595)	$(20,577)
Unrealized gain (loss) on investments	(68)	(272)	(643)	21
Foreign currency translation adjustments	593	—	593	—

	$(45,329)	$(10,248)	$(92,645)	$(20,556)

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

LEGATO SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Options to purchase 24.8 million shares and 17.3 million shares of common stock at a weighted average price of $11.31 per share and $14.64 per share were outstanding as of June 30, 2002 and 2001, respectively, but were not included in the computation of diluted net loss per share because their effect would be anti-dilutive.

6.    Legal Proceedings

In April 2002, we settled the class action and derivative lawsuits filed in 2000 in the United States District Court for the Northern District of California and in San Mateo County Superior Court, respectively. The settlements in the federal and state litigation called for Legato to pay a total of $87.7 million, which included attorneys’ fees, in May 2002. Approximately $21 million of the settlement amount was reimbursed by our corporate insurance. The settlement was recorded as a $67 million charge to the results of operations for the quarter ended March 31, 2002 and was paid during the quarter ended June 30, 2002.

Both the securities class action and the derivative action arose from events that caused Legato to restate its results for the first three quarters of 1999. The settlements do not constitute any admission of wrongdoing on the part of Legato or the individual defendants. On May 3, 2002, the Superior Court of California for San Mateo County approved the settlement in the derivative litigation. On May 6, 2002, the U.S. District Court for the Northern District of California granted preliminary approval to the class action settlement. On July 31, 2002, the U.S. District Court for the Northern District of California approved the settlement in the class action lawsuit.

7.    Restructuring Charges

During 2001, we incurred $9.4 million in charges as we restructured our development operations to reduce our cost structure and to integrate and reduce selling and marketing activities. In connection with these activities, we reduced our workforce by approximately 215 employees and closed our development facilities in Sunnyvale, California, Eden Prairie, Minnesota, Orem, Utah and New Delhi, India. As of June 30, 2002, accrued restructuring charges related primarily to future lease commitments, which will be paid through 2004, and some severance and benefits, which will be paid in 2002. The following table summarizes the restructuring activity during 2002 (in thousands):

	Severance and Benefits	Excess Facilities	Total
Balance, December 31, 2001	$636	$1,221	$1,857
Cash payments	(385)	(209)	(594)

Balance, June 30, 2002	$251	$1,012	$1,263

8.    Acquisition of OTG Software, Inc.

On May 14, 2002, we completed our acquisition of OTG Software, Inc. for cash and stock at a value of $382.5 million. OTG, based in Rockville, Maryland, provides data management and collaboration solutions that virtualize storage for any type of data, including files, messages and databases, while providing easy and transparent access. Each share of OTG common stock was exchanged for 0.6876 of a share of Legato common stock and $2.50 per share in cash. We also assumed all outstanding options to purchase OTG common shares. OTG provides us with complementary channels, markets and technology, which will enable us to expand our opportunities by offering robust storage, content and email management solutions. The combined company will have the scale, scope and worldwide channel access to leverage OTG’s strengths in data access and business applications such as email.

The total purchase price of $382.5 million consisted of cash of $87.3 million (OTG had cash and investments of $85.7 million as of the closing date), the issuance of 24.0 million shares of Legato common stock valued at $262.7 million and the issuance of 3.4 million stock options valued at $22.8 million. We also incurred $9.7 million in merger-related costs. These costs primarily consist of investment banking, legal and other professional fees and severance and duplicate facility costs.

LEGATO SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The shares issued in the acquisition have been valued in accordance with Emerging Issue Task Force Issue No. (“EITF”) 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination.” In accordance with EITF 99-12, we established that the first date on which the number of our shares and the amount of other consideration became fixed was February 21, 2002, the date we announced the acquisition. Accordingly, we have valued the common stock at $10.94 per share, which represents the average closing price for the period from February 19, 2002 to February 25, 2002. The assumed stock options were valued using the Black Scholes valuation model with a volatility factor of 100%, an average risk free interest rate of 3% and estimated lives of three to 24 months.

The OTG acquisition was accounted for under Statements of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and certain specified provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” The results of the operations of OTG were included in our Condensed Consolidated Statement of Operations since May 15, 2002. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of the acquisition of OTG (in thousands).

Cash and investments	$85,728
Accounts receivable	13,916
Other current assets	2,889
Property and equipment	9,319

Total assets acquired	111,852
Accrued liabilities	(29,175)
Deferred revenue	(8,810)

$73,867

The purchase price of $382.5 million has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their estimated fair values on the acquisition date. Deferred stock compensation is the intrinsic value associated with the 1.2 million of unvested options that were assumed and is being amortized over the options’ remaining vesting period. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired. The allocation of purchase price is as follows (in thousands):

Fair value of net tangible assets acquired	$73,867
Intangible assets acquired:
Purchased technology	13,700
Customer relationships	8,300
In-process research and development	33,200
Deferred stock compensation	1,224
Goodwill	252,251

$382,542

In-process research and development, relating to development projects which had not reached technological feasibility and that had no future alternative uses, was expensed upon consummation of the merger in the current period. Other identifiable intangible assets are being amortized over their useful lives of five years for developed technology and the customer base. In accordance with SFAS No. 142, goodwill relating to the OTG acquisition is not being amortized and will be tested for impairment annually or whenever events indicate that impairment may have occurred. We do not expect any of the goodwill to be deductible for tax purposes.

Purchased technology, customer relationships and in-process research and development (“IPR&D”) were identified and valued through interviews and analysis of data provided by management. For development projects that had reached technological feasibility, they were classified as purchased technology, and the value assigned to the

LEGATO SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

purchased technology was capitalized. The income approach, which includes an analysis of the cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing acquired intangible assets. Key assumptions included estimates of revenue growth, cost of sales, operating expenses and taxes. Discount rates used in the valuation of purchased technology, customer relationships and IPR&D were 20%, 15% and 35%, respectively.

The following unaudited pro forma financial information was prepared as if the acquisition of OTG occurred as of the beginning of each period presented. This information represents an estimate of the ongoing operations of the combined entities as if OTG was acquired at the beginning of each period presented and excludes the write-off of in-process research and development discussed above. In our opinion, all adjustments necessary to present fairly such information have been made based on the terms and structure of the transaction. The following table is presented for illustrative purposes only and does not necessarily represent the financial results that would have resulted had the acquisition actually occurred on the date indicated nor are the results indicative of the future results of operations or financial condition of the Company on a consolidated basis (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenue	$62,309	$78,803	$131,409	$154,951

Net loss	$(35,822)	$(5,245)	$(87,755)	$(16,617)

EPS—basic and diluted	$(0.28)	$(0.05)	$(0.73)	$(0.15)

9.    Intangible Assets and Goodwill

In July 2001, the FASB issued SFAS No. 142, which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board (“APB”) Opinion No. 17, “Intangible Assets.” Among other things, it requires that goodwill and certain other intangible assets no longer be amortized and be tested for impairment at least annually and written down only when impaired. Further, SFAS No. 142 required us to perform a transitional assessment of whether there is an indication that its goodwill is impaired as of the date of adoption (January 1, 2002). We are also required to review our other intangible assets for impairment and to reassess the useful lives of such assets and make any necessary adjustments.

Upon adoption of SFAS No. 142, we reclassified the remaining unamortized balance of acquired workforce, totaling $1.3 million, to goodwill. We ceased to amortize goodwill of $17.3 million as of January 1, 2002. We completed our initial impairment test and concluded that there was one reporting unit and that no impairment charge was required. The following table presents the effects on net loss and net loss per share, basic and diluted, as if the goodwill had not been amortized during the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(in thousands, except for per share amounts)
Net loss—as reported	$(45,854)	$(9,976)	$(92,595)	$(20,577)
Adjustment:
Amortization of goodwill	—	4,363	—	8,726

Net loss—as adjusted	$(45,854)	$(5,613)	$(92,595)	$(11,851)

Net loss per share, basic and diluted—as reported	$(0.45)	$(0.11)	$(0.96)	$(0.23)

Net loss per share, basic and diluted—as adjusted	$(0.45)	$(0.06)	$(0.96)	$(0.13)

LEGATO SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of goodwill and other intangibles are as follows (in thousands):

	June 30, 2002	December 31, 2001
Goodwill	$305,749	$48,998
Patents and purchased technology	41,539	24,589
Customer relationships	30,800	22,500
Assembled workforce	—	4,500
Less: accumulated amortization	(72,543)	(68,945)

	$305,545	$31,642

The following is the gross carrying amount and accumulated amortization for the acquired intangible assets at June 30, 2002 (in thousands):

	June 30, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Patents and purchased technology	$41,539	$(14,946)	$26,593
Customer relationships	30,800	(21,417)	9,383

Total	$72,339	$(36,363)	$35,976

The changes in the carrying amount of goodwill are as follows (in thousands):

June 30, 2002
Balance as of December 31, 2001	16,026
Reclass of assembled workforce	1,292
Acquisition of OTG	252,251

Balance as of June 30, 2002	$269,569

The aggregate amortization expenses for the intangible assets listed above totaled $2.2 million and $3.1 million for the three months ended June 30, 2002 and 2001, respectively, and $3.6 million and $7.6 million for the six months ended June 30, 2002 and 2001, respectively. The weighted-average amortization period for the intangible assets as of June 30, 2002 is as follows (in years):

Patents and purchased technology	3.0
Customer relationships	4.0
Total weighted-average amortization period	3.2

Expected future intangible amortization expense is as follows (in thousands):

Fiscal Years:
Remainder of 2002	$6,058
2003	11,213
2004	8,348
2005	4,490
2006	4,400
Thereafter	1,467

$35,976

LEGATO SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Recent Accounting Pronouncements

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard replaces EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company has not yet determined the impact of SFAS No. 146 on its financial position or results of operations.

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

11.    Subsequent Event

In July 2002, we initiated plans to further reduce our operating costs across the Company. Our restrictions on travel and capital spending will remain, at least, through the remainder of 2002. The reductions in headcount will be substantially complete by the end of the third quarter and will result in severance charges not to exceed $4.0 million in the third quarter of 2002.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

CRITICAL ACCOUNTING POLICIES

There have been no material changes to our critical accounting policies and estimates as disclosed in our Form 10-K for the year ended December 31, 2001.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenue:
License	49.8%	64.2%	50.7%	63.6%
Service and support	50.2	35.8	49.3	36.4

Total revenue	100.0	100.0	100.0	100.0

Cost of revenue:
License	3.6	1.9	3.3	1.6
Service and support	18.4	20.4	18.7	20.8

Total cost of revenue	22.0	22.3	22.0	22.4

Gross profit	78.0	77.7	78.0	77.6

Operating expenses:
Sales and marketing	55.6	48.9	56.3	49.4
Research and development	29.7	25.6	28.0	25.3
General and administrative	15.6	11.6	14.2	11.9
Amortization of acquired intangibles	3.5	12.3	3.1	13.6
Write-off of in-process research and development	53.9	—	28.3	—
Restructuring charges	—	9.7	—	4.9
Litigation settlement charge	—	—	57.2	—

Total operating expenses	158.3	108.1	187.1	105.1

Loss from operations	(80.3)	(30.4)	(109.1)	(27.5)
Interest and other income, net	2.2	5.9	1.6	3.9

Loss before benefit from income taxes	(78.1)	(24.5)	(107.5)	(23.6)
Benefit from income taxes	(3.6)	(8.6)	(28.5)	(6.8)

Net loss	(74.5)%	(15.9)%	(79.0)%	(16.8)%

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

On May 14, 2002, we acquired OTG Software, Inc. OTG provides data management and collaboration solutions that virtualize storage for any type of data, including files, messages and databases, while providing easy and transparent access. Each share of OTG common stock was exchanged for 0.6876 of a share of Legato common stock and $2.50 per share of cash. We also assumed all outstanding options to purchase OTG common shares. The aggregate purchase price of $382.5 million consisted of cash of $87.3 million, the issuance of 24.0 million shares of Legato common stock valued at $262.7 million, the issuance of 3.4 million stock options valued at $22.8 million and the payment of $9.7 million in merger-related costs. OTG provides us with complementary channels, markets and technology, which will enable us to expand our opportunities by offering robust storage, content and email management solutions. The combined company will have the scale, scope and worldwide channel access to leverage OTG’s strengths in data access and business applications such as email.

Revenue

Total revenue decreased $0.9 million, or 2%, to $61.6 million in the second quarter of 2002 from $62.5 million for the second quarter of 2001. For the first six months of 2002, total revenue decreased $6.4 million, or 5%, to $117.2 million from $123.6 million for the same period in 2001.

License revenue.    License revenue decreased $9.5 million, or 24%, to $30.6 million in the second quarter of 2002 from $40.1 million in the second quarter of 2001. The decrease was primarily due to the general economic environment and, specifically, the reduced spending by information technology organizations. With reduced IT spending, we experienced a reduction in the number of transactions, elongated sales cycles and just-in-time buying. For the first six months of 2002, license revenue decreased $19.2 million, or 24%, to $59.4 million from $78.6 million for the same period in 2001. OTG accounted for $2.2 million of license revenue in the quarter ended June 30, 2002. Without OTG, our license revenue would have decreased by 29% for the three months ended June 30, 2002 and by 27% for the six months ended June 30, 2002.

Service and Support Revenue.    Service and support revenue increased $8.5 million, or 38%, to $30.9 million in the second quarter of 2002 from $22.4 million in the second quarter of 2001. The increase was primarily as a result of the growth in the number of registered customers electing to subscribe to support contracts and the renewals of software support contracts after the initial one-year term and a decrease in the overall level of discounting of our update and support services. For the first six months of 2002, service and support revenue increased $12.8 million, or 29%, to $57.8 million from $45.0 million for the same period a year ago. OTG accounted for $3.3 million of service and support revenue in the quarter ended June 30, 2002. Without OTG, our service and support revenue would have increased 23% for the three months ended June 30, 2002 and by 21% for the six months ended June 30, 2002.

International license revenue decreased $5.6 million, or 26%, to $15.9 million in the second quarter of 2002 from $21.5 million in the second quarter of 2001. International license revenue decreased primarily as a result of the general weakness of the economy in Asia and, to a lesser extent, Europe. The majority of international license revenue came from Europe during these periods.

Gross Profit

Gross profit decreased $0.6 million, or 1%, to $48.0 million, representing 78% of total revenue, in the second quarter of 2002 from $48.6 million, representing 78% of total revenue, in the second quarter of 2001. For the first six months of 2002, gross profit decreased $4.6 million, or 5%, to $91.3 million, representing 78% of total revenue, from $95.9 million, representing 78% of total revenue, in 2001.

Gross profit from license revenue consists of license revenue less the related costs of product media, documentation, third-party royalties and packaging. Gross profit from license revenue decreased $10.5 million, or 27%, to $28.4 million, representing 93% of license revenue, in the second quarter of 2002 from $38.9 million, representing 97% of license revenue, in the second quarter of 2001. For the first six months of 2002, gross profit from license revenue decreased $21.2 million, or 28%, to $55.5 million, representing 93% of license revenue, from $76.7 million, representing 98% of license revenue, in 2001. The decrease in absolute dollars, and as a percentage, relates to the overall decrease of license revenue.

Costs of service and support revenue consist primarily of personnel-related costs incurred in providing telephone support, consulting services, training to customers and costs of providing software updates and education. Gross profit from service and support revenue increased $9.9 million, or 103%, to $19.6 million, representing 63% of service and support revenue, in the second quarter of 2002 from $9.7 million, representing 43% of service and support revenue, in the second quarter of 2001. For the first six months of 2002, gross profit from service and support revenue increased $16.6 million, or 86%, to $35.9 million, representing 62% of service and support revenue, from $19.3 million, representing 43% of service and support revenue, in 2001. The increase in absolute dollars is primarily a result of the increase in support and update renewals as well as a reduction in the operating costs of our consulting group. OTG accounted for $1.1 million of the increase in the second quarter of 2002. Service support personnel increased to 381 in 2002 from 309 in 2001. The increase in headcount of 72 resulted from 106 individuals from OTG partially offset by reductions in consulting and support organizations of the legacy Legato.

Operating Expenses

Sales and marketing.    Sales and marketing expenses consist primarily of salaries and commissions for sales and marketing personnel and promotional expenses. Sales and marketing expenses increased $3.6 million, or 12%, to $34.2 million in the second quarter of 2002 from $30.6 million in the second quarter of 2001. For the first six months of 2002, sales and marketing expenses increased $4.9 million, or 8%, to $65.9 million from $61.0 million for the same period in 2001. The increase in sales and marketing expenses was primarily attributable to growth of our sales force and associated support personnel. OTG accounted for $2.4 million of the increase in the second quarter of 2002. Sales and marketing personnel increased to 588 in 2002 from 483 in 2001. Of this increase of 105, 73 relate to individuals from OTG. Going forward, we believe that sales and marketing expenses will increase slightly in absolute dollars.

Research and development.    Research and development expenses consist primarily of personnel-related costs. Research and development expenses increased $2.3 million, or 14%, to $18.3 million in the second quarter of 2002 from $16.0 million in the second quarter of 2001. For the first six months of 2002, research and development expenses increased $1.6 million, or 5%, to $32.8 million from $31.2 million for the same period in 2001. We incurred $2.7 million of OTG research and development costs during the second quarter of 2002. The number of research and development personnel increased to 474 in 2002 from 377 in 2001. OTG added 138 individuals during the second quarter of 2002. We expect research and development expenses to increase in absolute dollars.

General and administrative.    General and administrative expenses include personnel and other costs of our finance, human resources, facilities, information systems and other administrative departments. General and administrative expenses increased $2.3 million, or 32%, to $9.6 million in the second quarter of 2002 from $7.3 million in the second quarter of 2001. For the first six months of 2002, general and administrative expenses increased $2.0 million, or 14%, to $16.7 million from $14.7 million for the same period in 2001. The increase in general and administrative expenses was primarily attributable to OTG, which added $1.8 million of expenses in the second quarter of 2002. General and administrative personnel increased to 259 in 2002 from 179 in 2001. Of the increase of 80, 43 individuals came from OTG. We expect that general and administrative headcount will decrease next quarter.

Amortization of intangibles.    Amortization of intangibles decreased $5.5 million to $2.2 million in the second quarter of 2002 from $7.7 million in the second quarter of 2001. For the first six months of 2002, amortization of intangibles decreased $13.2 million to $3.6 million from $16.8 million in 2001. The decrease is the result of a smaller remaining balance after recording the impairment of certain intangibles in the fourth quarter of 2001 and after adopting SFAS No. 142, whereby we stopped amortizing our goodwill balance of $17.3 in the first quarter of 2002. We are amortizing the remaining identifiable intangibles on a straight-line basis over periods ranging from three to five years from the respective dates of acquisition.

In May 2002, we acquired OTG for $382.5 million. The purchase price has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their estimated fair values on the acquisition date. Deferred stock compensation is the intrinsic value associated with the 1.2 million of unvested options that were assumed and is being amortized over the options’ remaining vesting period, which is up to four years. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired. The allocation of purchase price is as follows (in thousands):

Fair value of net tangible assets acquired	$73,867
Intangible assets acquired:
Purchased technology	13,700
Customer relationships	8,300
In-process research and development	33,200
Deferred stock compensation	1,224
Goodwill	252,251

$382,542

Purchased technology and customer relationships are being amortized over their useful lives of five years. In accordance with SFAS No. 142, goodwill relating to the OTG acquisition is not being amortized and will be tested for impairment annually or whenever events indicate that impairment may have occurred.

Purchased technology, customer relationships and in-process research and development (“IPR&D”) were identified and valued through interviews and analysis of data provided by management. For development projects that had reached technological feasibility, they were classified as developed technology, and the value assigned to the purchased technology was capitalized. The value associated with IPR&D was expensed in the current period. The income approach, which includes an analysis of the cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing acquired intangible assets. Key assumptions included estimates of revenue growth, cost of sales, operating expenses and taxes. Discount rates used in the valuation of purchased technology, customer relationships and IPR&D were 20%, 15% and 35%, respectively.

Expected future amortization of intangibles is as follows (in thousands):

Fiscal Years:
Remainder of 2002	$6,058
2003	11,213
2004	8,348
2005	4,490
2006	4,400
Thereafter	1,467

$35,976

Write-off of In-Process Research and Development.    In-process research and development, relating to development projects which had not reached technological feasibility and that had no future alternative uses, was expensed upon consummation of the merger. As a result, we wrote-off $33.2 million of the OTG purchase price associated with OTG’s in-process research and development in the second quarter of 2002.

Restructuring Charges.    During the second quarter of 2001, we incurred $6.1 million of charges related primarily to the closure of our facilities in Sunnyvale, California and Eden Prairie, Minnesota. As of June 30, 2002, accrued restructuring charges totaled $1.3 million and related primarily to future lease commitments, which will be paid through 2004, and some severance and benefits, which will be paid in 2002.

Litigation Settlement Charges.    In April 2002, we settled the class action and derivative lawsuits filed in 2000 in the United States District Court for the Northern District of California and in San Mateo County Superior Court, respectively. The settlements in the federal and state litigation called for Legato to pay a total of $87.7 million, which included attorneys’ fees, in May 2002. Approximately $21 million of the settlement amount was reimbursed by our corporate insurance. The settlement was recorded as a $67 million charge to the results of operations for the quarter ended March 31, 2002 and was subsequently paid in May 2002.

Interest and other income, net.    Interest and other income, net, primarily represents interest income from funds available for investment. Interest and other income, net decreased $2.4 million to $1.3 million in the second quarter of 2002 from $3.7 million in the second quarter of 2001 and decreased $2.9 million to $1.9 million in the first six months in 2002 from $4.8 million for the same period in 2001. The decrease represents a reduction in our yield on our cash investments and some foreign currency losses recognized in 2002. With the payment of the litigation settlement and purchase of OTG, our cash balance has been reduced significantly. As such, we expect that interest income will decrease significantly in future periods.

Income taxes.    The benefit from income taxes for the second quarter of 2002 was $2.2 million compared to $5.4 million for the second quarter of 2001. The effective tax rate was 4.6% for the second quarter of 2002 and 35% for the second quarter of 2001. For the first six months of 2002, the benefit from income taxes was $33.4 million compared to $8.4 million for the same period in 2001. The increase in the year to date benefit for income taxes primarily relates to the substantial increase in the net operating loss as a result of the litigation settlement charges incurred in the first quarter of 2002, which is tax deductible.

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents and investments totaled $55.4 million as of June 30, 2002, and represented 9% of total assets as compared to $145.7 million as of December 31, 2001. Cash and cash equivalents are highly liquid investments with original maturities of ninety days or less. Investments consist mainly of short-term corporate securities and auction rate receipts. The decrease primarily reflects the payment of $66.7 million (net of $21 million from our insurers) in May 2002 for the settlement of the class action and derivative lawsuits filed in 2000. As of June 30, 2002, we had no long-term debt.

We have financed our operations to date primarily by cash from operations and the sale of common stock. Net cash used in operating activities was $84.3 million for the six months ended June 30, 2002 and consisted primarily of the net loss of $92.6 million and deferred taxes of $37.4 million, partially offset by the write-off of in-process research and development of $33.2 million and depreciation and amortization of $12.2 million. For the six months ended June 30, 2001, net cash provided by operating activities was $5.8 million and consisted primarily of a net change in assets and liabilities of $14.4 million and depreciation and amortization of $ 27.1 million, partially offset by the net loss of $20.6 million and deferred taxes of $18.9 million.

Net cash provided by investing activities was $41.4 million for the six months ended June 30, 2002, which resulted primarily from the net maturities of marketable securities of $56.7 million, partially offset by the purchases of property and equipment of $10.5 million and technology of $4.9 million. For the six months ended June 30, 2001, net cash used in investing activities was $20.3 million, which resulted from the net purchases of marketable securities of $9.8 million and the acquisition of property and equipment of $10.5 million.

Net cash provided by financing activities was $9.4 million and $9.7 million for the six months ended June 30, 2002 and 2001, respectively, which resulted from the proceeds received from the issuance of our common stock from stock option exercises and our employee stock purchase plan.

As of June 30, 2002, the only significant contractual obligations or commercial commitments consisted of our facility lease commitments. (See Note 4 to the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for further details.) We do not have any other off-balance sheet arrangement that could significantly reduce our liquidity. In May 2002, we paid the litigation settlement of $66.7 million (net of $21 million from our insurers), which reduced our liquidity significantly.

Our current operating plan anticipates a pro forma net loss for the third quarter of 2002, which we expect will reduce our cash and investments by $12 million to $17 million. However, we are currently forecasting a small pro forma net income for the fourth quarter of 2002 and continued pro forma profitability in 2003. Our profitability and limited capital spending should result in positive cash flow. We believe this model will provide us the liquidity and capital resources required to sustain our operations through 2003. Should our forecasts not meet our expectations, we would be required to take further actions to assure sufficient liquidity through 2003, including, but not limited to:

•	Reductions in personnel;

•	Divestitures of technologies or business groups; and

•	Issuance of debt or equity instruments.

We may not be able to obtain future equity or debt financing on favorable terms, if at all. If we seek to raise additional capital through the issuance of equity or equity-related securities, the percentage of ownership of existing stockholders will be diluted. Future borrowing instruments such as credit facilities or lease agreements are likely to contain restrictive covenants and may require us to pledge assets as security for borrowings there under. Our inability to obtain additional capital on satisfactory terms may delay or prevent some of our development plans or otherwise forego market opportunities.

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

Our quarterly operating results have varied in the past and may vary in the future. Our quarterly operating results may vary depending on a number of factors, many of which are outside of our control, including:

•	Lengthy sales cycles, particularly with enterprise license transactions;

•	The dollar value of orders and the timing of when orders are received;

•	Intense competition;

•	Macroeconomic uncertainty and weakness;

•	Market acceptance of our new products, applications and product enhancements of our competitors;

•	Changes in our pricing policies or those of our competitors;

•	The current challenging spending environment in our customers’ IT departments;

•	Our ability to develop, introduce and market new products, applications and product enhancements;

•	Our ability to control costs;

•	Quality control of products sold;

•	Delay in the recognition of revenue from enterprise license and application service provider transactions;

•	Success in expanding sales and marketing programs;

•	Technological changes in our customers’ environments;

•	The impairment of goodwill, intangibles or deferred tax assets;

•	The mix of sales among our channels;

•	Deferrals of customer orders in anticipation of new products, applications or product enhancements;

•	Market readiness to deploy our products for distributed computing environments;

•	Changes in our strategy or that of our competitors;

•	Customer budget cycles and changes in these budget cycles;

•	Foreign currency and exchange rates;

•	Our ability to effectively manage and reduce our tax liabilities;

•	Our ability to integrate recently acquired businesses;

•	Acquisition costs or other non-recurring charges in connection with the acquisition of companies, products or technologies;

•	Loss of our information technology infrastructure for a significant period of time;

•	Personnel changes; and

•	General economic factors.

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

We have cumulative losses and expect to incur additional losses. For the six months ended June 30, 2002, we incurred a net loss of $92.6 million and had an accumulated deficit of $163.3 million, including $67.0 million related to the settlement of securities class action and derivative lawsuits and $33.2 million related to the write-off of in-process research and development. We anticipate that our costs will increase for the immediate future as we integrate OTG and Legato. If we cannot achieve and sustain operating profitability or positive cash flow from operations, we may not be able to meet our working capital requirements. This would have a material adverse effect on our business financial condition and results of operations.

We may be unable to raise additional capital should it become necessary.

We have incurred significant operating losses, have had negative operating cash flows since the second quarter of 2001 and are not currently profitable. Our current operating plan anticipates a pro forma net loss for the third quarter of 2002, which we expect will reduce our cash and investments by $12 million to $17 million. However, we are currently forecasting a small pro forma net income for the fourth quarter of 2002 and continued pro forma profitability in 2003. Our profitability and limited capital spending should result in positive cash flow. We believe this model will provide us the liquidity and capital resources required to sustain our operations through 2003. Should our forecasts not meet our expectations, we would be required to take further actions to assure sufficient liquidity through 2003, including, but not limited to:

•	Reductions in personnel;

•	Divestitures of technologies or business groups; and

•	Issuance of debt or equity instruments.

We may not be able to obtain future equity or debt financing on favorable terms, if at all. If we seek to raise additional capital through the issuance of equity or equity-related securities, the percentage of ownership of existing stockholders will be diluted. Future borrowing instruments such as credit facilities or lease agreements are likely to contain restrictive covenants and may require us to pledge assets as security for borrowings there under. Our inability to obtain additional capital on satisfactory terms may delay or prevent some of our development plans or otherwise forego market opportunities.

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

Our business significantly depends on the acceptance of open system environments such as UNIX, Microsoft Windows and Linux operating systems to run computer networks, and a decrease in their rates of acceptance could cause our revenues to decline.

For the foreseeable future, we expect a substantial majority of our revenues to continue to come from sales of our Microsoft Windows-based data storage software products. As a result, we depend on the growing use of Windows-based operating systems for computer networks. If the deployment of Windows-based operating systems does not increase as we anticipate, or if it decreases, our revenues could decline. In addition, if users do not accept future Windows-based operating systems, or if there is a wide acceptance of other existing or new operating systems, including Microsoft products, our business would suffer.

Future Windows-based operating systems may not gain market acceptance. In addition, users of previous versions of Windows-based operating systems may decide to migrate to another operating system. We have expended significant resources on the development of Windows-compatible versions of our product suite and our future success depends upon sales of this product suite. If users of Windows-based networks do not widely adopt and purchase our products, our revenue and business would suffer.

We expect the percentage of our revenues attributable to UNIX- and Linux-based products to increase over time. We have expended significant resources developing and acquiring technology to make UNIX- and Linux-compatible versions of our products. If users of UNIX and Linux networks do not widely adopt and purchase our products our revenue and business would suffer.

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

Our original equipment manufacturers could choose to compete with us or with each other, which could harm our business.

Our original equipment manufacturers, value-added resellers and distributors could choose to develop their own data storage management products and incorporate those products into their systems or product offerings in lieu of our products. In addition, the original equipment manufacturers that we do business with may compete with one another. To the extent that one of our original equipment manufacturer customers views the products we have developed for another original equipment manufacturer as competitive, it may decide to stop doing business with us, which could harm our business.

Overlapping sales efforts may lead to inefficiencies and may adversely affect our relationships with those who sell our products.

Our original equipment manufacturers, value-added resellers, distributors and direct sales force might target the same sales opportunities, which could lead to an inefficient allocation of sales resources. This would result in us marketing similar products to the same end-users. These overlapping sales efforts could also adversely affect our relationships with our original equipment manufacturers, value-added resellers, distributors and other sales channels and result in them being less willing to market our products aggressively, and could compromise margins on products we sell directly.

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

As of June 30, 2002, goodwill was $269.5 million and acquired intangibles of $36.0 million on our Consolidated Balance Sheet. With our adoption of Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” in the first quarter of 2002, goodwill was no longer be amortized. We expect to amortize identifiable intangibles of $6.1 million in the second half of 2002, $11.2 million in 2003 and $8.3 million in 2004. To the extent we do not generate sufficient cash flows to recover the net amount of the intangibles recorded, the intangibles could be subsequently written-off. In such event, our results of operations in any given period could be negatively impacted, and the market price of our stock could decline.

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

The table below presents the carrying value and related weighted average interest rates for our investments in marketable securities as of June 30, 2002 (dollars in millions).

	Carrying Value	Interest Rate
Investments—fixed rate	$26.2	4.4%
Cash equivalents:
Fixed rate	9.1	2.2%
Variable rate	7.9	1.4%

	$43.2	3.4%

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

Item 2.     Changes in Securities and Use of Proceeds

Not applicable.

Item 3.     Defaults Upon Senior Securities

Not applicable.

Item 4.     Submission of Matters to a Vote of Security Holders

The Company’s annual meeting of stockholders was held on June 14, 2002. The following matters were submitted to a vote of security holders:

•	To elect the following to serve as Directors of the Company:

Nominees	Votes For	Votes Abstaining
Eric A. Benhamou	83,592,223	509,355
H. Raymond Bingham	83,040,502	1,061,076
Brendan J. Dawson	82,312,303	1,789,275
Kenneth A. Goldman	83,047,525	1,054,053
Christopher B. Paisley	83,591,003	510,545
David N. Strohm	83,591,933	509,645
David B. Wright	69,616,089	14,485,489

•	To ratify the Company’s appointment of PricewaterhouseCoopers LLP as independent public accountants for the year ending December 31, 2002:

Votes for:	81,614,468
Votes against:	2,421,197
Votes abstaining:	47,735

The Company held a special meeting of stockholders on May 14, 2002 to vote on a proposal to approve the adoption of a merger agreement under which the Company would acquire all of the outstanding shares of OTG Software, Inc. The proposal was approved as follows:

Votes for:	63,651,727
Votes against:	4,267,974
Votes abstaining:	243,534

Item 5.     Other Information

Not applicable.

Item 6.     Exhibits and Reports on Form 8-K.

(a)  Exhibits:    99.1  Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K: On April 17, 2002, the Registrant filed a Current Report on Form 8-K to report under Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits) to announce agreements to settle class action and derivative lawsuits filed in 2000.

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

Date:  August 14, 2002