Form 10-Q
period 2002-09-30
LEGATO SYSTEMS INC
filed 2002-11-14
CIK 859360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

The number of shares outstanding of the Registrant’s Common Stock as of November 4, 2002 was 116,024,476.

LEGATO SYSTEMS, INC

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

LEGATO SYSTEMS, INC.
Consolidated Balance Sheets
(in thousands, except per share data)

	September 30, 2002	December 31, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$27,182	$63,281
Short-term investments	18,136	82,414
Accounts receivable, net	52,552	39,581
Deferred tax assets	—	61,136
Other current assets	9,685	12,373

Total current assets	107,555	258,785
Property and equipment, net	47,886	42,884
Intangible assets, net	33,281	15,616
Goodwill	270,709	16,026
Deferred tax assets	—	19,754
Other assets	5,264	2,196

	$464,695	$355,261

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,735	$8,316
Accrued liabilities	55,623	41,440
Deferred revenue	56,115	41,748

Total current liabilities	126,473	91,504
Deferred revenue—net of current portion	3,095	3,798

	129,568	95,302

Stockholders’ equity:
Common stock and capital in excess of par, $0.0001 par value; 115,267 and 89,613 issued and outstanding, respectively	624,562	329,951
Deferred stock compensation	(540)	—
Accumulated other comprehensive income	535	684
Accumulated deficit	(289,430)	(70,676)

Total stockholders’ equity	335,127	259,959

	$464,695	$355,261

See accompanying notes to consolidated financial statements.

LEGATO SYSTEMS, INC.
Consolidated Statements of Operations
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(unaudited)
Revenue:
License	$33,203	$32,681	$92,582	$111,267
Service and support	34,885	24,332	92,694	69,304

Total revenue	68,088	57,013	185,276	180,571

Cost of revenue:
License	3,320	2,055	7,246	3,986
Service and support	11,284	11,297	33,204	37,015

Cost of revenue	14,604	13,352	40,450	41,001

Gross profit	53,484	43,661	144,826	139,570

Operating expenses:
Sales and marketing	34,595	32,302	100,533	93,330
Research and development	19,390	17,055	52,162	48,285
General and administrative	8,739	8,092	25,414	22,767
Amortization of acquired intangibles	2,695	7,516	6,293	24,270
In-process research and development	—	—	33,200	—
Litigation settlement charge	—	—	67,000	—
Restructuring charges (recoveries)	—	(1,329)	—	4,758

Total operating expenses	65,419	63,636	284,602	193,410

Loss from operations	(11,935)	(19,975)	(139,776)	(53,840)
Interest and other income, net	665	1,281	2,527	6,124

Loss before provision for (benefit from) income taxes	(11,270)	(18,694)	(137,249)	(47,716)
Provision for (benefit from) income taxes	114,889	(5,710)	81,505	(14,155)

Net loss	$(126,159)	$(12,984)	$(218,754)	$(33,561)

Net loss per share:
Basic and diluted	$(1.10)	$(0.15)	$(2.13)	$(0.38)

Weighted average common shares outstanding	115,153	89,288	102,790	88,624

See accompanying notes to consolidated financial statements.

LEGATO SYSTEMS, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2002	2001
	(unaudited)
Cash flows from operating activities:
Net loss	$(218,754)	$(33,561)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred taxes	77,972	(27,991)
Depreciation and amortization	19,649	39,105
Write-off of in-process research and development	33,200	—
Amortization of deferred stock compensation	289	—
Provision for doubtful accounts and product returns	1,453	1,562
Tax benefit (provision) from stock option exercises	(307)	5,434
Changes in assets and liabilities:
Accounts receivable	(344)	10,646
Other assets	2,520	8,743
Accounts payable	2,323	3,289
Accrued liabilities	(16,819)	3,492
Deferred revenue	4,820	(10,169)

Net cash provided by (used in) operating activities	(93,998)	550

Cash flows from investing activities:
Purchases of available-for-sale securities	(17,801)	(391,614)
Maturities and sales of available-for-sale securities	82,546	373,760
Purchase of technology and workforce	(3,250)	—
Acquisition of OTG Software, net of cash acquired	(1,609)	—
Acquisition of Software Clearing House, net of cash acquired	—	(8,697)
Purchase of property and equipment	(11,460)	(17,493)

Net cash provided by (used in) investing activities	48,426	(44,044)

Cash flows from financing activities–
Proceeds from issuance of common stock	10,089	13,203

Effect of exchange rate changes on cash	(616)	—

Net change in cash and cash equivalents	(36,099)	(30,291)
Cash and cash equivalents at beginning of period	63,281	110,274

Cash and cash equivalents at end of period	$27,182	$79,983

See accompanying notes to consolidated financial statements.

LEGATO SYSTEMS, INC.

Notes to Consolidated Financial Statements
(unaudited)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by Legato Systems, Inc. (the “Company” or “Legato”) in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of the Company and its subsidiaries. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for any future interim period or for the year ending December 31, 2002, and the Company makes no representations related thereto. These financial statements should be read in conjunction with the annual audited consolidated financial statements and notes as of and for the year ended December 31, 2001, included in the Company’s Form 10-K dated March 14, 2002.

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

The financial statements for the three and nine months ended September 30, 2002 include the results of OTG Software, Inc. (“OTG”) since May 14, 2002, the date of acquisition (see Note 6).

2.  Balance Sheet Components

	September 30, 2002	December 31, 2001
Accounts receivable:
Trade accounts receivable	$60,019	$47,449
Allowances for doubtful accounts and sales returns	(7,467)	(7,868)

	$52,552	$39,581

Property and equipment:
Computer hardware	$50,978	$43,801
Computer software	26,524	18,978
Office equipment, furniture and fixtures	18,446	16,193
Leasehold improvements	14,726	13,344

	110,674	92,316
Accumulated depreciation and amortization	(62,788)	(49,432)

	$47,886	$42,884

Accrued liabilities:
Accrued compensation and benefits	$18,486	$19,202
Income taxes payable	10,261	7,354
Other accrued liabilities	26,876	14,884

	$55,623	$41,440

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

When contracts contain multiple obligations (e.g., products, updates, technical support and other services) wherein vendor specific objective evidence exists for all undelivered elements, we account for revenue associated with the delivered elements in accordance with the “residual method” prescribed by Statement of Position 98-9. Any revenue related to updates or technical support in these arrangements is recognized ratably over the term of the maintenance arrangement.

4. Comprehensive Loss

Comprehensive loss includes unrealized gains (losses) on investments and reflects the effect of foreign currency translation adjustments on the accounts of our foreign operations. The impacts of which are excluded from net loss and are included in stockholders’ equity. A summary of comprehensive loss is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net loss	$(126,159)	$(12,984)	$(218,754)	$(33,561)
Unrealized gain (loss) on investments	(122)	606	(765)	627
Foreign currency translation adjustments	23	—	616	—

	$(126,258)	$(12,378)	$(218,903)	$(32,934)

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

Options to purchase 26.4 million shares and 21.6 million shares of common stock at a weighted average price of $10.41 per share and $12.51 per share were outstanding as of September 30, 2002 and 2001, respectively, but were not included in the computation of diluted net loss per share because their effect would be anti-dilutive.

6.  Acquisition of OTG Software, Inc.

On May 14, 2002, we completed our acquisition of OTG for cash and stock at a value of $382.5 million. OTG, based in Rockville, Maryland, provides data management and collaboration solutions that virtualize storage for any type of data, including files, messages and databases, while providing easy and transparent access. Each share of OTG common stock was exchanged for 0.6876 of a share of Legato common stock and $2.50 per share in cash. We also assumed all outstanding options to purchase OTG common shares. OTG provides us with complementary channels, markets and technology, which will enable us to expand our opportunities by offering robust storage, content and email management solutions. The combined company will have the scale, scope and worldwide channel access to leverage OTG’s strengths in data access and business applications such as email.

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

The OTG acquisition was accounted for under Statements of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and certain specified provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” The results of the operations of OTG were included in our Consolidated Statement of Operations since May 15, 2002.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of the acquisition of OTG (in thousands):

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

Fair value of net tangible assets acquired	$73,867
Intangible assets acquired:
Purchased technology	13,700
Other current assets	8,300
In-process research and development	33,200
Deferred stock compensation	1,224
Goodwill	252,251

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

Purchased technology, customer relationships and in-process research and development (“IPR&D”) were identified and valued through interviews and analysis of data provided by management. For development projects that had reached technological feasibility, they were classified as purchased technology, and the value assigned to the purchased technology was capitalized. The income approach, which includes an analysis of the cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing acquired intangible assets. Key assumptions included estimates of revenue growth, cost of sales, operating expenses and taxes. Discount rates used in the valuation of purchased technology, customer relationships and IPR&D were 20%, 15% and 35%, respectively.

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

	Nine Months Ended September 30,
	2002	2001
Revenue	$199,497	$226,872

Net loss	$(213,914)	$(40,717)

Net loss per share—basic and diluted	$(1.86)	$(0.36)

7.    Legal Proceedings

On or about July 26, 2001, a class action lawsuit was filed in the Southern District of New York naming OTG, officers of OTG who signed the registration statement in connection with OTG’s initial public offering, and the managing underwriters of the initial public offering as defendants. The complaint alleges that OTG’s initial public offering registration statement and final prospectus contained material misrepresentations and/or omissions, related in part to additional, excessive and undisclosed commissions allegedly received by the underwriters from investors to whom the underwriters allegedly improperly allocated shares of the public offering. The complaint seeks relief in the form of damages and/or rescission of the plaintiff’s purchase transaction. Since this initial complaint was filed, three other complaints making similar or identical allegations and seeking similar relief have been filed. All of the actions brought against OTG have been consolidated, and are being heard along with other similar actions brought against approximately 300 other issuers, issuers’ officers and underwriters in the Southern District of New York. On July

19, 2002, the defendants filed a motion to dismiss the complaint. We intend to defend the action vigorously and believe that it is not possible at the current time to estimate the amount of a probable loss, if any, that might result from this matter.

On July 1, 2002, we received notice that an action captioned Nickel v. Kay, et al. had been filed in the Circuit Court for Montgomery County, Maryland. The action, brought by a former OTG employee, asserts claims that Richard Kay, OTG and Legato are liable under various legal theories for the alleged breach of Mr. Nickel’s employment contract and breach of fiduciary duties allegedly owed to Mr. Nickel. The complaint alleges compensatory and punitive damages, to be proven at trial. The case is in its preliminary stages, and an investigation of the facts is not complete. We intend to defend this action vigorously; however the outcome is uncertain at this time. Although insurance may be available to cover some portion of any potential liability, an adverse judgment could be materially adverse to our operating results.

On September 30, 2002, we received written notice of a claim by one of OTG’s resellers in Europe. The reseller alleges that OTG misrepresented information concerning the capabilities of certain OTG products during 2001, and OTG’s intentions with respect to development plans for those products. On that basis, the reseller asserts that it is entitled to compensatory damages. Under the terms of the agreement with the reseller, if the parties are unable to resolve the dispute informally, the matter must be submitted to arbitration with the American Arbitration Association. The parties are currently working to resolve the matter amicably; however, the likelihood of such a resolution is uncertain at this time. Although insurance may be available to cover some portion of any potential liability, an adverse arbitral award could be materially adverse to our operating results.

In addition to the foregoing matters, we are parties to various other lawsuits and disputes regarding commercial and employment matters arising in the ordinary course of operations. We believe that the amounts in dispute in these other matters are insubstantial, and the effect of these matters, individually and in the aggregate, would not be material to our operating results.

8.    Intangible Assets and Goodwill

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

Upon adoption of SFAS No. 142, we reclassified the remaining unamortized balance of acquired workforce, totaling $1.3 million, to goodwill. We ceased to amortize goodwill of $17.3 million as of January 1, 2002. We completed our initial impairment test and concluded that there was one reporting unit and no impairment charge was required. The following table presents the effects on net loss and net loss per share, basic and diluted, as if the goodwill had not been amortized during the periods presented (in thousands, except for per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net loss—as reported	$(126,159)	$(12,984)	$(218,754)	$(33,561)
Adjustment:
Amortization of goodwill	—	5,145	—	13,871

Net loss—as adjusted	$(126,159)	$(7,839)	$(218,754)	$(19,690)

Net loss per share, basic and diluted—as reported	$(1.10)	$(0.15)	$(2.13)	$(0.38)

Net loss per share, basic and diluted—as adjusted	$(1.10)	$(0.09)	$(2.13)	$(0.22)

The components of goodwill and other intangibles are as follows (in thousands):

	September 30, 2002	December 31, 2001
Goodwill	$306,889	$48,998
Less: accumulated amortization	(36,180)	(32,972)

	$270,709	$16,026

Patents and purchased technology	$41,539	$24,589
Customer relationships	30,800	22,500
Assembled workforce	—	4,500

	72,339	51,589
Less: accumulated amortization	(39,058)	(35,973)

	$33,281	$15,616

The changes in the carrying amount of goodwill are as follows (in thousands):

Balance as of December 31, 2001	$16,026
Reclass/purchase of assembled workforce	2,432
Acquisition of OTG	252,251

Balance as of September 30, 2002	$270,709

As of September 30, 2002, the following is the gross carrying amount and accumulated amortization for the acquired intangible assets (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Patents and purchased technology	$41,539	$(17,056)	$24,483
Customer relationships	30,800	(22,002)	8,798

	$72,339	$(39,058)	$33,281

As of September 30, 2002, the weighted-average amortization period for patents and purchased technology, and customer relationships was 5.0 years and 3.2 years, respectively. Future intangible amortization expense is estimated to be $2.7 million for the remainder of 2002, $10.8 million in 2003, $7.9 million in 2004, $5.0 million in 2005 and 2006 and $1.9 million in 2007.

9.    Stock Option Program

Option Program Description. Our stock option program is a broad-based, long-term retention program that is intended to attract and retain talented employees and align stockholder and employee interests. We consider our option program critical to our operation and productivity; essentially all of our employees participate. 82% of the options we granted last year went to employees other than the five most highly compensated officers. The program consists of one plan, which was approved by our shareholders and is divided into three separate components:

•
Discretionary Option Grant Program, under which employees, non-employee Board members who are not serving on our Compensation Committee and consultants may, at the discretion of the Compensation Committee, be granted options to purchase shares of common stock;

•
Stock Issuance Program, under which such persons may, at the Compensation Committee’s discretion, be issued shares of common stock directly, through the purchase of such shares or in consideration of the past performance of services; and

•
Automatic Option Grant Program, under which option grants will automatically be made at periodic intervals to eligible non-employee Board members to purchase shares of common stock at an exercise price equal to 100% of their fair market value on the grant date. Each individual who first becomes a non-employee Board member will receive a 96,000 share option grant on the date such individual joins the Board, provided such individual has not been previously employed by us. In addition, at each Annual Stockholders Meeting, each individual who has served as a non-employee Board member for at least six months prior to such Annual Meeting and who is to continue to serve as a non-employee Board member after the meeting will receive an additional option grant to purchase 24,000 shares of common stock, whether or not such individual has been in our prior employment.

Options generally vest over four years, whereby 25% of the shares become exercisable one year after the grant date and monthly thereafter over 36 months, and terminate ten years after their original grant date. The average vesting period is four years.

We have a goal to keep the dilution related to our option program to an average of less than three percent annually. Accordingly, the shares reserved under this program automatically increases on the first trading day in each calendar year by the lesser of (i) the number of shares equal to 3% of the total number of shares of our common stock outstanding on December 31 of the immediately preceding calendar year or (ii) 3.0 million shares. The dilution percentage is calculated as the new option grants for the year, net of options forfeited by employees leaving the company, divided by the total outstanding shares at the beginning of the year.

All stock option grants are made after a review by the Chief Executive Officer, and, for option grants in excess of 30,000 shares, with the approval of, the Compensation Committee of the Board of Directors. All members of the Compensation Committee are independent directors, as defined in the applicable rules for issuers traded on The Nasdaq Stock Market. See the “Report of the Compensation Committee on Executive Compensation” appearing in the Company’s proxy statement dated April 12, 2002 for further information concerning the policies and procedures of the Company and the Compensation Committee regarding the use of stock options.

Distribution and Dilutive Effect of Options.    Employee and executive option grants are as follows:

	Nine Months Ended September 30, 2002	Year Ended December 31,
		2001	2000
Net grants as a % of outstanding shares at beginning of period	3.1%	8.4%	4.8%
Grants to listed officers* as a percentage of total options granted	14.4	18.3	22.7
Grants to listed officers* as a percentage of outstanding shares	0.7	2.1	2.5
Cumulative options held by listed officers* as a percentage of total options outstanding at end of period	22.1	24.1	21.1

*	See below for the listed officers; they are defined by the SEC for the proxy as the CEO and each of the four other most highly compensated executive officers.

During the first nine months of 2002, we granted options to purchase 5.3 million shares of our stock to our employees, which was a net grant of options for 2.9 million shares after deducting 2.4 million shares for options forfeited. The net options granted after forfeitures represented 3.1% of our total outstanding shares of approximately 89.6 million as of the beginning of this year.

Options granted to the five most highly compensated officers as a percentage of the total options granted to all employees vary from year to year. During the first nine months of 2002, options granted to the five most highly compensated executive officers amounted to 14.4% of the grants made to all employees, which is lower than 2001 and 2000. This decrease is a result that two of the listed executive officers were hired in 2000, and one was hired 2001. In order to attract and retain these executive officers, significant initial stock grants were made. That size of initial grants are not made every year.

General Option Information.  A summary of option activity is as follows (in thousands, except per share amounts):

	Nine Months Ended September 30, 2002		Year Ended December 30, 2001
	Shares	Weighted Average Price	Shares	Weighted Average Price
Outstanding at beginning of period	20,996	$12.24	14,892	$15.43
Options granted and assumed	8,750	6.53	10,509	8.76
Options exercised	(916)	6.06	(1,421)	5.60
Options forfeited	(2,422)	13.89	(2,984)	19.26

Outstanding at end of period	26,408	10.41	20,996	12.24

During 2002, we assumed 3.4 million options in connection with our acquisition of OTG. Shares available for future grant under the option plans were 5.7 million shares as of September 31, 2002 and 6.3 million shares as of December 31, 2001.

As of September 31, 2002, the “In-the-Money” and “Out-of-the Money” option information is as follows (in thousands, except per share amounts):

	Exercisable		Unexercisable		Total
	Shares	Weighted Average Price	Shares	Weighted Average Price	Shares	Weighted Average Price
In-the-money	494	$0.85	174	$1.99	668	$1.15
Out-of-the-money*	11,354	13.03	14,385	8.80	25,740	10.67

	11,848	12.52	14,559	8.72	26,408	10.43

*
“Out-of-the-money” options are those options with an exercise price equal to or above the closing price of $2.75 at the end of the quarter. Our stock price is volatile. The high, average and low closing stock price for the nine months ended September 30, 2002 was $17.43, $7.31 and $1.88, respectively.

Executive Officer Options.  A “Listed Officer” is defined as the CEO and each of the four other most highly compensated executive officers. This is the same definition used by the SEC for proxy statements. For the nine months ended September 30, 2002, options granted to Listed Officers were as follows:

	Individual Option Grants
	Number of Securities Underlying Options Per Grant	Percent of Total Options Granted to Employees	Exercise of Base Price ($/Share)	Expiration Date
David Wright, Chairman, President & CEO	250,000	4.7%	$2.79	9/18/2012
David Beamer, COO	125,000 100,000	2.3 1.9	2.79 9.72	9/18/2012 2/28/2012
Andrew Brown, SVP & CFO	125,000	2.3	2.79	9/18/2012
Thomas Panozzo, SVP, Service & Support	90,000	1.7	2.79	9/18/2012
James Chappell, SVP, Business Process & Development	80,000	1.5	2.79	9/18/2012

	770,000	14.4

All of these grants have standard vesting periods as defined above in “Option Program Description.”

With the closing stock price of $2.75 on September 30, 2002, all the Listed Officers’ options were “under water” or “out-of-the-money.” As of and for the nine months ended September 30, 2002, options exercised and remaining holdings of the Listed Officers were as follows:

	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options as of September 30, 2002		Values of Unexercised In-the-Money Options at September 30, 2002
			Exercisable	Unexercisable	Exercisable	Unexercisable
David Wright	—	$—	1,356,623	1,743,377	$—	$—
David Beamer	—	—	179,582	530,418	—	—
Andrew Brown	—	—	365,000	595,000	—	—
Thomas Panozzo	—	—	182,486	237,514	—	—
James Chappell	40,000	82,760	274,598	230,002	—	—

10.    Restructuring Charges

During 2001, we incurred $9.4 million in charges as we restructured our development operations to reduce our cost structure and to integrate and reduce selling and marketing activities. As of September 30, 2002, accrued restructuring charges related primarily to future lease commitments, which will be paid through 2004, and some severance and benefits, which will be paid in 2002. The following table summarizes the restructuring activity during 2002 (in thousands):

	Severance and Benefits	Excess Facilities	Total
Balance, December 31, 2001	$636	$1,221	$1,857
Cash payments	(582)	(428)	(1,010)

Balance, September 30, 2002	$54	$793	$847

11.    Recent Accounting Pronouncements

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

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” SFAS No. 144 applies to all long-lived assets, including discontinued operations, and consequently amends APB Opinion No. 30, “Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that: (a) can be distinguished from the rest of the entity and (b) will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption of SFAS No. 144 did not impact our financial position or results of operations.

In April 2002, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 01-14, ‘Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred,’ which requires that all out-

of-pocket expenses billed to a customer be classified as revenue. EITF Issue No. 01-14 is effective for our fiscal quarter beginning on January 1, 2002, with comparative financial statements for prior periods reclassified to conform to this presentation. We had previously treated reimbursement for “out-of-pocket” expenses as a reduction to cost of revenue. Our adoption of EITF Issue No. 01-14 did not have a material impact on our revenue or any effect on our gross margins, operating margins, net loss and net loss per share.

12.  Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us determining our income tax expense (benefit) together with calculating our deferred income tax expense (benefit) related to temporary differences resulting from differing treatment of items, such as deferred revenue or deductibility of certain intangible assets, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered through the generation of future taxable income.

During the third quarter of 2002, we established a full valuation allowance of $119.2 million against our deferred tax assets because we determined that it is more likely than not that all deferred tax assets will not be realized in the foreseeable future.

Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	Sept. 30, 2002	Dec. 31, 2001
Deferred tax assets:
Allowances, accrued liabilities and other	$10,671	$8,461
Accrued compensation and benefits	1,932	1,478
Net operating loss and credit carryforwards	87,862	49,857
Intangible asset—purchased technology	17,663	18,137
Deferred revenue	5,866	3,520
Other	5,368	4,887

	129,362	86,340
Deferred tax liabilities—Goodwill from Vinca acquisition	(10,146)	(5,450)

Net deferred tax assets	119,216	80,890
Less: valuation allowance	(119,216)	—

	$—	$80,890

The net operating loss and R&D credit carryovers that make up the vast majority of the deferred tax assets do not begin to expire until 2019, possibly allowing sufficient time to be utilized. Going forward, we will assess the continued need for the valuation allowance. After we have demonstrated profitability for a period of time and begin utilizing a significant portion of the deferred tax assets, we may reverse the valuation allowance, likely resulting in a significant benefit to the statement of operations in some future period. At this time, we cannot reasonably estimate when this reversal might occur.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenue:
License	49%	57%	50%	62%
Service and support	51	43	50	38

Total revenue	100	100	100	100

Cost of revenue:
License	5	3	4	2
Service and support	16	20	18	21

Total cost of revenue	21	23	22	23

Gross profit	79	77	78	77

Operating expenses:
Sales and marketing	51	57	54	52
Research and development	28	30	28	27
General and administrative	13	14	14	12
Amortization of acquired intangibles	4	13	3	13
In-process research and development	—	—	18	—
Restructuring charges (recoveries)	—	(2)	—	3
Litigation settlement charge	—	—	36	—

Total operating expenses	96	112	153	107

Loss from operations	(17)	(35)	(75)	(30)
Interest and other income, net	1	2	1	3

Loss before benefit from income taxes	(16)	(33)	(74)	(27)
Provision for (benefit from) income taxes	169	(10)	44	(8)

Net loss	(185)%	(23)%	(118)%	(19)%

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

Aside from the costs added by the OTG acquisition, we have been reducing costs and implementing cost controls for the past six quarters. We reduced headcount in the second quarter of 2001, the fourth quarter of 2001 and again in the third quarter of 2002. In the latest reduction in force, we eliminated approximately 70 positions throughout the classic Legato organization, which resulted in approximately $0.7 million of severance costs that were expensed in the third quarter of 2002. Our other cost containment measures include: restricting capital expenditures, limiting travel, reducing discretionary corporate marketing programs and not replacing personnel that leave voluntarily. Our integration of OTG is for the most part proceeding as planned. Much of the immediate costs savings was implemented during the third quarter of 2002. Accordingly, as we move into the fourth quarter of 2002, we should expect to see the full benefit of those actions taken.

Revenue

Total revenue increased $11.1 million, or 19%, to $68.1 million in the third quarter of 2002 from $57.0 million for the third quarter of 2001. For the first nine months of 2002, total revenue increased $4.7 million, or 3%, to $185.3 million from $180.6 million for the same period in 2001.

License revenue.  License revenue increased $0.5 million, or 2%, to $33.2 million in the third quarter of 2002 from $32.7 million in the third quarter of 2001. The slight increase was impacted by a continuation of the restrained spending environment by information technology organizations. With reduced IT spending, we experienced a reduction in the number of transactions, elongated sales cycles and just-in-time buying. However, license revenue increased $2.6 million, or 8%, from $30.6 in the second quarter of 2002 and was the result of increased purchasing activity by IT organizations over the past couple of quarters. For the first nine months of 2002, license revenue decreased $18.7 million, or 17%, to $92.7 million from $111.3 million for the same period in 2001. OTG accounted for $5.3 million of license revenue in the quarter ended September 30, 2002 and $7.6 for the nine months ended September 30, 2002. Without OTG, our license revenue would have decreased by 15% for the three months ended September 30, 2002 and by 24% for the nine months ended September 30, 2002.

Service and Support Revenue.  Service and support revenue increased $10.6 million, or 44%, to $34.9 million in the third quarter of 2002 from $24.3 million in the third quarter of 2001. The increase was primarily as a result of a decrease in the overall level of discounting of our update and support services. Furthermore, because we sell our products with the first year of updates included, we must allocate a portion of the license fee to the update service. The allocation is based on what we sell updates for as a renewal. As we have been able to charge a greater fee for our renewals, a larger portion of the license fee is being allocated to the update. For the first nine months of 2002, service and support revenue increased $23.4 million, or 34%, to $92.7 million from $69.3 million for the same period a year ago. OTG accounted for $5.7 million of service and support revenue in the quarter ended September 30, 2002 and $9.0 million for the nine months ended September 30, 2002. Without OTG, our service and support revenue would have increased by 20% for the three months ended September 30, 2002 and by 21% for the nine months ended September 30, 2002.

International license revenue decreased $2.6 million, or 16%, to $13.7 million in the third quarter of 2002 from $16.3 million in the third quarter of 2001. International license revenue decreased primarily as a result of the general weakness of the economy in Asia and, to a lesser extent, Europe. The majority of international license revenue came from Europe during these periods.

Gross Profit

Gross profit increased $9.8 million, or 22%, to $53.5 million, representing 79% of total revenue, in the third quarter of 2002 from $43.7 million, representing 77% of total revenue, in the third quarter of 2001. For the first nine months of 2002, gross profit increased $5.2 million, or 4%, to $144.8 million, representing 78% of total revenue, from $139.6 million, representing 77% of total revenue, in 2001.

Gross profit from license revenue consists of license revenue less the related costs of product media, documentation, third-party royalties and packaging. Gross profit from license revenue decreased $0.7 million, or 1%, to $29.9 million, representing 90% of license revenue, in the third quarter of 2002 from $30.6 million, representing 94% of license revenue, in the third quarter of 2001. For the first nine months of 2002, gross profit from license revenue decreased $22.0 million, or 21%, to $85.4 million, representing 92% of license revenue, from $107.3 million, representing 96% of license revenue, in 2001. The decrease in absolute dollars, and as a percentage, relates to the overall decrease of license revenue.

Costs of service and support revenue consist primarily of personnel-related costs incurred in providing telephone support, consulting services, training to customers and costs of providing software updates and education. Gross profit from service and support revenue increased $10.6 million, or 82%, to $23.6 million, representing 68% of service and support revenue, in the third quarter of 2002 from $13.0 million, representing 54% of service and support revenue, in the third quarter of 2001. For the first nine months of 2002, gross profit from service and support revenue increased $27.2 million, or 84%, to $59.5 million, representing 64% of service and support revenue, from $32.3 million, representing 47% of service and support revenue, in 2001. The increase in absolute dollars is primarily a result of the increase in support and update renewals as well as a reduction in the operating costs of our consulting group. OTG accounted for $1.1 million and $1.5 million of the increase in the second and third quarters of 2002. Service support personnel was 331 in 2002 and 332 in 2001. The change in headcount resulted from the addition of 70 individuals from OTG offset by reductions in consulting and support organizations of the legacy Legato.

Sales and marketing.  Sales and marketing expenses consist primarily of salaries and commissions for sales and marketing personnel and promotional expenses. Sales and marketing expenses increased $2.3 million, or 7%, to $34.6 million in the third quarter of 2002 from $32.3 million in the third quarter of 2001. For the first nine months of 2002, sales and marketing expenses increased $7.2 million, or 8%, to $100.5 million from $93.3 million for the same period in 2001. The increase in sales and marketing expenses was primarily attributable to growth of our sales force and associated support personnel. OTG accounted for $2.4 million and $4.5 million of the increase in the second and third quarters of 2002, respectively. Sales and marketing personnel increased to 592 in 2002 from 515 in 2001. The net increase in headcount of 77 primarily resulted from 124 individuals added as a result of the OTG acquisition partially offset by reductions throughout the sales and marketing organizations. Going forward, we believe that sales and marketing expenses will decrease as a percentage of revenue.

Research and development.  Research and development expenses consist primarily of personnel-related costs. Research and development expenses increased $2.3 million, or 14%, to $19.4 million in the third quarter of 2002 from $17.1 million in the third quarter of 2001. For the first nine months of 2002, research and development expenses increased $3.9 million, or 8%, to $52.2 million from $48.3 million for the same period in 2001. We incurred $2.7 million and $4.2 million of OTG research and development costs during the second and third quarters of 2002, respectively. The number of research and development personnel increased to 455 in 2002 from 416 in 2001. The increase in headcount of 39 resulted from 138 individuals from OTG partially offset by reductions in the research and development organization of classic Legato. We expect research and development expenses to decrease slightly in absolute dollars.

General and administrative.  General and administrative expenses include personnel and other costs of our finance, human resources, facilities, information systems and other administrative departments. General and administrative expenses increased $0.6 million, or 8%, to $8.7 million in the third quarter of 2002 from $8.1 million in the third quarter of 2001. For the first nine months of 2002, general and administrative expenses increased $2.6 million, or 12%, to $25.4 million from $22.8 million for the same period in 2001. The increase in general and administrative expenses was primarily attributable to OTG, which added $1.8 million and $1.4 million of expenses in the second and third quarters of 2002, respectively. General and administrative personnel increased to 230 in 2002 from 204 in 2001. The increase in headcount of 26 resulted from 65 individuals from OTG offset by reductions in the general and administrative organization as a result of integration effort. We expect that general and administrative expenses will decrease slightly in absolute dollars in the fourth quarter of 2002 and into 2003.

Amortization of intangibles.  Amortization of intangibles decreased $4.8 million, or 64%, to $2.7 million in the third quarter of 2002 from $7.5 million in the third quarter of 2001. For the first nine months of 2002, amortization of intangibles decreased $18.0 million, or 74%, to $6.3 million from $24.3 million in 2001. The decrease is primarily the result of adopting SFAS No. 142, whereby we stopped amortizing our goodwill in the first quarter of 2002 (see Note 8 for further discussion). In addition, we wrote-off $48.9 million of intangibles in the fourth quarter of 2001. We are amortizing the remaining identifiable intangibles on a straight-line basis over periods ranging from three to five years from the respective dates of acquisition. Future intangible amortization expense is estimated to be $2.7 million for the remainder of 2002, $10.8 million in 2003, $7.9 million in 2004, $5.0 million in 2005 and 2006 and $1.9 million in 2007.

In May 2002, we acquired OTG for cash and stock valued at $382.5 million. The purchase price has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their estimated fair values on the acquisition date. Deferred stock compensation is the intrinsic value associated with the 1.2 million of unvested options that were assumed and is being amortized over the options’ remaining vesting period, which is up to four years. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired. The allocation of purchase price is as follows (in thousands):

Fair value of net tangible assets acquired	$73,867
Intangible assets acquired:
Purchased technology	13,700
Other current assets	8,300
In-process research and development	33,200
Deferred stock compensation	1,224
Goodwill	252,251

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

Restructuring Charges.  During the second quarter of 2001, we incurred $6.1 million of charges related primarily to the closure of our facilities in Sunnyvale, California and Eden Prairie, Minnesota. During the second quarter of 2001, we subleased our facility in Sunnyvale, which reduced our expected loss on future lease commitments by $1.3 million and is reflected as a credit on our Consolidated Statements of Operations. As of September 30, 2002, we had accrued restructuring charges of $0.8 million remaining, which related primarily to future lease commitments, which will be paid through 2004, and some severance related benefits, which will be paid in 2002.

Litigation Settlement Charges.  In April 2002, we settled the class action and derivative lawsuits filed in 2000 in the United States District Court for the Northern District of California and in San Mateo County Superior Court, respectively. The settlements in the federal and state litigation called for Legato to pay a total of $87.7 million, which included plaintiffs’ attorneys’ fees, in May 2002. Approximately $21 million of the settlement amount was reimbursed by our corporate insurance. The settlement was recorded as a $67 million charge to the results of operations for the quarter ended March 31, 2002 and was subsequently paid in May 2002.

Interest and other income, net.  Interest and other income, net, primarily represents interest income from funds available for investment. Interest and other income, net decreased $0.6 million, or 46%, to $0.7 million in the third quarter of 2002 from $1.3 million in the third quarter of 2001 and decreased $3.6 million, or 59%, to $2.5 million in the first nine months of 2002 from $6.1 million for the same period in 2001. The decrease represents a reduction in our overall balance of cash and investments and a reduction in our yield on our cash investments. The decrease in the third quarter of 2002 was partially offset by realized gains on sales of investments. We expect that interest income will decrease in future periods.

Income taxes.  As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us determining our income tax expense (benefit) together with calculating our deferred income tax expense (benefit) related to temporary differences resulting from differing treatment of items, such as deferred revenue or deductibility of certain intangible assets, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered through the generation of future taxable income.

During the third quarter of 2002, we established a full valuation allowance of $119.2 million against our deferred tax assets because we determined that it is more likely than not that all deferred tax assets will not be realized in the foreseeable future.

The net operating loss and R&D credit carryovers that make up the vast majority of the deferred tax assets do not begin to expire until 2019, possibly allowing sufficient time to be utilized. Going forward, we will assess the continued need for the valuation allowance. After we have demonstrated profitability for a period of time and begin utilizing a significant portion of the deferred tax assets, we may reverse the valuation allowance, likely resulting in a significant benefit to the statement of operations in some future period. At this time, we cannot reasonably estimate when this reversal might occur.

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents and investments totaled $45.3 million as of September 30, 2002, and represented 10% of total assets as compared to $145.7 million and 41% as of December 31, 2001. Cash and cash equivalents are highly liquid investments with original maturities of ninety days or less. Investments consist mainly of corporate securities and auction rate receipts. The decrease in our cash and investments primarily reflects the payment of $66.7 million (net of $21 million from our insurers) in May 2002 for the settlement of the class action and derivative lawsuits filed in 2000 and the funding of our continued losses. As of September 30, 2002, we had no long-term debt.

We have financed our operations to date primarily through cash from operations and the sale of common stock. Net cash used in operating activities was $93.6 million for the nine months ended September 30, 2002 and consisted primarily of the net loss of $218.8 million, partially offset by deferred taxes of $78.0 million, the write-off of in-process research and development of $33.2 million and depreciation and amortization of $20.0 million. For the nine months ended September 30, 2001, net cash provided by operating activities was $0.6 million and consisted primarily of a net change in assets and liabilities of $16.0 million, depreciation and amortization of $39.1 million and tax benefit from stock options exercises of $5.4 million, partially offset by the net loss of $33.6 million and deferred taxes of $28.0 million.

Net cash provided by investing activities was $48.0 million for the nine months ended September 30, 2002, which resulted primarily from the net maturities of marketable securities of $64.7 million, partially offset by the purchases of property and equipment of $11.9 million and technology and OTG of $4.9 million. For the nine months ended September 30, 2001, net cash used in investing activities was $44.0 million, which resulted from the net purchases of marketable securities of $17.9 million, the acquisition of property and equipment of $17.5 million and the purchase of SCH for $8.7 million.

Net cash provided by financing activities was $10.1 million and $13.2 million for the nine months ended September 30, 2002 and 2001, respectively, which resulted from the proceeds received from the issuance of our common stock from stock option exercises and our employee stock purchase plan.

As of September 30, 2002, the only significant contractual obligations or commercial commitments consisted of our facility lease commitments. (See Note 4 to the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for further details.) We do not have any other off-balance sheet arrangement that could significantly reduce our liquidity. In May 2002, we paid the litigation settlement of $66.7 million (net of $21 million from our insurers), which reduced our cash position significantly.

Our current operating plan anticipates a pro forma net income for the fourth quarter of 2002. Furthermore, we expect to make further progress on collecting on our accounts receivable, which will likely result in an increase our cash and investments by $5 million to $10 million. We also are currently forecasting continued pro forma profitability in 2003. Our profitability and limited capital spending are planned to result in positive cash flow. If realized, we believe this model will provide us the liquidity and capital resources required to sustain our operations through 2003. Should our forecasts not meet our expectations or should we determine it is desirable to increase our liquidity, we would be required to take further actions in 2003, including, but not limited to:

•	Reductions in personnel;
•	Divestitures of technologies or business groups; and
•	Issuance of debt or equity securities.

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

•
OEM license and royalty revenue are difficult to forecast. Our royalty revenue is dependent upon product license sales by OEMs of their products that incorporate our software. Accordingly, this royalty revenue is subject to OEMs’ product cycles and the general health of their businesses; these trends are also difficult for us to predict. Fluctuations in licensing activity from quarter to quarter further impact royalty revenue, because initial license fees generally are non-recurring and generally are recognized upon the signing of a license agreement;

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

We have cumulative losses and may incur additional losses. For the nine months ended September 30, 2002, we incurred a net loss of $218.8 million and had an accumulated deficit of $289.4 million, including $81.5 million in a provision for income taxes, $67.0 million related to the settlement of securities class action and derivative lawsuits and $33.2 million related to the write-off of in-process research and development. We anticipate that our costs will decrease for the immediate future as we complete the integration of OTG and Legato. If we cannot achieve and sustain operating profitability or positive cash flow from operations, we may not be able to meet our working capital requirements. This would have a material adverse effect on our business financial condition and results of operations.

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

We are currently subject to litigation.

On or about July 26, 2001, a class action lawsuit was filed in the Southern District of New York naming OTG, officers of OTG who signed the registration statement in connection with OTG’s initial public offering, and the managing underwriters of the initial public offering as defendants. The complaint alleges that OTG’s initial public offering registration statement and final prospectus contained material misrepresentations and/or omissions, related in part to additional, excessive and undisclosed commissions allegedly received by the underwriters from investors to whom the underwriters allegedly improperly allocated shares of the public offering. The complaint seeks relief in the form of damages and/or rescission of the plaintiff’s purchase transaction. Since this initial complaint was filed, three other complaints making similar or identical allegations and seeking similar relief have been filed. All of the actions brought against OTG have been consolidated, and are being heard along with other similar actions brought against approximately 300 other issuers, issuers’ officers and underwriters in the Southern District of New York. On July 19, 2002, the defendants filed a motion to dismiss the complaint. We intend to defend the action vigorously and believe that it is not possible at the current time to estimate the amount of a probable loss, if any, that might result from this matter.

On July 1, 2002, we received notice that an action captioned Nickel v. Kay, et al. had been filed in the Circuit Court for Montgomery County, Maryland. The action, brought by a former OTG employee, asserts claims that Richard Kay, OTG and Legato are liable under various legal theories for the alleged breach of Mr. Nickel’s employment contract and breach of fiduciary duties allegedly owed to Mr. Nickel. The complaint alleges compensatory and punitive damages, to be proven at trial. The case is in its preliminary stages, and an investigation of the facts is not complete. We intend to defend this action vigorously; however the outcome is uncertain at this time. Although insurance may be available to cover some portion of any potential liability, an adverse judgment could be materially adverse our operating results.

On September 30, 2002, we received written notice of a claim by one of OTG’s resellers in Europe. The reseller alleges that OTG misrepresented information concerning the capabilities of certain OTG products during 2001, and OTG’s intentions with respect to development plans for those products. On that basis, the reseller asserts that it is entitled to compensatory damages. Under the terms of the agreement with the reseller, if the parties are unable to resolve the dispute informally, the matter must be submitted to arbitration with the American Arbitration Association. The parties are currently working to resolve the matter amicably; however, the likelihood of such a resolution is uncertain at this time. Although insurance may be available to cover some portion of any potential liability, an adverse arbitral award could be materially adverse to our operating results.

In addition to the foregoing matters, we are parties to various other lawsuits and disputes regarding commercial and employment matters arising in the ordinary course of operations. We believe that the amounts in dispute in these other matters are insubstantial, and the effect of these matters, individually and in the aggregate, would not be material to our operating results.

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

As of September 30, 2002, goodwill was $270.7 million and acquired intangibles of $33.3 million on our Consolidated Balance Sheet. With our adoption of Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” in the first quarter of 2002, goodwill was no longer be amortized. We expect to amortize identifiable intangibles of $2.7 million in the remainder of 2002, $10.8 million in 2003 and $7.9 million in 2004. To the extent we do not generate sufficient cash flows to recover the net amount of the intangibles recorded, the intangibles could be subsequently written-off. In such event, our results of operations in any given period could be negatively impacted, and the market price of our stock could decline.

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

The table below presents the carrying value and related weighted average interest rates for our investments in marketable securities as of September 30, 2002 (dollars in millions).

	Carrying Value	Interest Rate
Investments—fixed rate	$17.8	4.4%
Cash equivalents:
Fixed rate	3.4	2.0%
Variable rate	13.5	1.3%

	$34.7

Foreign Currency Risk.    As a global concern, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could seriously harm our financial results. Substantially all of our international sales are currently denominated in Euros. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and therefore, reduce the demand for our products. Reduced demand for our products could seriously harm our financial results. Currently, we do not hedge against any foreign currencies and as a result, could incur unanticipated gains or losses.

ITEM 4.    CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within 90 days of the filing date of this report. Based on their evaluation, our principal executive officer and principal accounting officer concluded that Legato’s disclosure controls and procedures are effective. There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Information concerning legal proceedings is incorporated herein by reference to Note 6 of the consolidated financial statements in Part I of this Form 10-Q.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.    OTHER INFORMATION

Not applicable.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibit 10.1: Employment Agreement between Legato and David B. Wright dated September 13, 2002.
(b)	Exhibit 10.2: Amendment to Employment Agreement Dated September 13, 2002 between Legato and David B. Wright.
(c)	Exhibit 10.3: Employment Agreement between Legato and David L. Beamer dated September 13, 2002.
(d)	Exhibit 10.4: Amendment to Employment Agreement Dated September 13, 2002 between Legato and David L Beamer.
(e)	Exhibit 10.5: Employment Agreement between Legato and Andrew J. Brown dated September 13, 2002
(f)	Exhibit 10.6: Amendment to Employment Agreement Dated September 13, 2002 between Legato and Andrew J. Brown.
(g)	Exhibit 10.7: Employment Agreement between Legato and Thomas L. Panozzo dated September 13, 2002.
(h)	Exhibit 10.8: Amendment to Employment Agreement Dated September 13, 2002 between Legato and Thomas L. Panozzo.
(i)	Exhibit 10.9: Employment Agreement between Legato and James P. Chappell dated September 13, 2002.
(j)	Exhibit 10.10: Amendment to Employment Agreement Dated September 13, 2002 between Legato and James P. Chappell.
(k)	Exhibit 99.1: Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
Cory J. Sindelar Vice President, Corporate Controller and Principal Accounting Officer

Date:  November 14, 2002

CHIEF EXECUTIVE OFFICER CERTIFICATION

I, David B. Wright, certify that:

1.	I have reviewed this report on Form 10-Q of Legato Systems, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13c-14 and 15d-4) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ David B. Wright
David B. Wright Chairman and Chief Executive Officer

November 14, 2002

CHIEF FINANCIAL OFFICER CERTIFICATION

I, Andrew J. Brown, certify that:

1.	I have reviewed this report on Form 10-Q of Legato Systems, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13c-14 and 15d-4) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ Andrew J. Brown
Andrew J. Brown Executive Vice President and Chief Financial Officer

November 14, 2002