Form 10-K
period 2002-12-31
LEGATO SYSTEMS INC
filed 2003-02-28
CIK 859360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES	EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES	EXCHANGE ACT OF 1934

For the transition period from                      to                      .

Commission File Number: 0-26130

LEGATO SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3077394
(State of incorporation)	(I.R.S. Employer Identification No.)

2350 West El Camino Real

Mountain View, California 94040

(Address of principal executive offices)

(650) 210-7000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Preferred Share Purchase Rights

Common Stock, $0.0001 par value

(Title of each class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2002, the last day of the registrant’s second fiscal quarter, was approximately $380 million. Shares of Common Stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

The number of shares outstanding of the registrant’s common stock as of January 31, 2003 was 116,163,918.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement (the “Proxy Statement”) relating to its annual meeting of stockholders to be held in 2003 are incorporated by reference into Part III of this Annual Report on Form 10-K. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be part of this report.

LEGATO SYSTEMS, INC.

FORM 10-K ANNUAL REPORT

FOR THE YEAR ENDED

DECEMBER 31, 2002

PART I

ITEM 1.	BUSINESS

The discussion in this report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements on our expectations, beliefs, intentions or strategies regarding the future, including without limitation, our financial outlook, successful introduction of new products and expansion of operations. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negatives of these or other comparable terminology. All forward-looking statements included in this document are based on information available to us on the date hereof. We assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those indicated in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, fluctuations in quarterly operating results, uncertainty in future operating results, litigation, competition, product concentration, technological changes, reliance on enterprise license transactions, reliance on indirect sales channels, changes in marketing strategies, dependence on international revenue, management of our growth and expansion, the ability to attract and retain qualified personnel and other risks discussed in this item under the heading “Risk Factors” and the risks discussed in our other Securities and Exchange Commission filings.

Overview

We develop, market and support storage software products and services worldwide. Our solutions protect and manage information, assure the availability of applications and provide immediate access to business-critical information in distributed open systems environments. Our solutions provide enterprise level customers the business continuity and operational efficiency to maintain a constant state of access to, and availability of, business-critical information. Our solutions recognize the interdependence between data and applications. Information management within an enterprise includes the protection, recovery and archiving archive of data, the management of performance and operation of applications, the optimization of storage devices and media including disk and tape, and the capture, organization and immediate access to content and messages. Our heterogeneous software products are mostly found in distributed, open systems which are generally understood to include UNIX, Windows NT, Windows 2000 and Linux server and storage computer systems.

Gartner Group, an independent information technology research firm, estimates that customer demand will increase the size of the storage software market from $4.9 billion in 2002 to $8.6 billion in 2006, with a year-over-year growth rate ranging from 11% in 2003 to 17.8% in 2006.

OTG Software Acquisition

On May 14, 2002, we acquired OTG Software, Inc. (OTG). OTG provides data management and collaboration solutions that virtualize storage for any type of data, including files, messages and databases, while providing easy and transparent access. Today, we market the OTG Software products under the XtenderSolutions® brand.

What Customers Require for Information Management

Our customers are Global 2000 companies that typically use a combination of UNIX, Windows and Linux server systems to support their enterprise operations in large centralized data centers, regional data centers, and remotely located branch offices. Centralized and regional data centers manage data and applications that support the business-critical functions of a company, including financial records and reporting, customer support and service, human resources and sales and marketing activities. Branch offices are frequently connected to data centers by wide-area networks to exchange daily revenue reports and other types of business-critical data. Increasingly, businesses are also relying on Internet and Intranet capabilities to support communications and operations within a company, to support business-to-business operations among partners and to support e-commerce business directly with customers.

Within this complex environment, converging business trends are combining to put significant pressure on the information technology resources supporting the business. The challenges facing our customers are severe:

•	Many Global 2000 businesses are doubling their data every year.

•	Many Global 2000 businesses are becoming more and more global in their operations, which means that applications and data must be available all of the time.

•	Businesses cannot find, hire or train enough skilled administrators to manage and protect all of the new storage devices, servers, network connections, data and applications that are required each year.

•	Information technology managers are faced with decreasing capital budgets.

•	Stronger enforcement of retention policy and demand for instant access to information from regulatory agencies are bringing renewed attention to current information technology policies at the corporate board and executive management level.

Expanding Data Growth.    The rate of data growth is increasing due to the competitive requirements of running a global business. The need for more and quicker access to information is causing companies to deploy many new types of applications. New applications generate new data. Newer applications generally include media-rich formats, which mean that they are generating larger quantities of data than ever before.

Complex, Global Information Technology Environments.    The need for new applications and data creates an increased demand for more server systems and greater capacity storage devices, all of which must be managed, interconnected with networks, and kept available. Moreover, business operations are becoming more and more global and taking advantage of Internet and Intranet technologies to support company communications, business-to-business operations, and e-commerce business. Global businesses require global information technology infrastructures, and these infrastructures need to be managed and available around the clock.

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

Tighter Budgets, Higher Service Levels.    Information technology managers need to provide higher levels of service to their business operations, which necessitates implementing more complex information technology environments. But these managers must somehow manage the complex environments with the same resources that they have had in the past. In addition, information technology managers require reduced total cost of ownership, long term data retention, high performance, scalability, application integration and ease of management. These competing requirements are creating a demand for storage management software that enables customers to manage more data and applications with less effort and expense.

Increased Scrutiny of Corporate Retention Policies.    Record retention is becoming more and more important to corporations. Enterprise applications like email, Customer Relationship Management (CRM) or Enterprise Resource Planning (ERP) generate large quantities of information and often burden the primary storage devices the information is stored on. Email applications alone are forecasted to consume up to 230 petabytes of storage in 2003 according to a Merrill Lynch and McKinsey & Company study published in 2001. In addition, the information that these enterprise applications generate must be readily accessible and available if requested by regulatory officials, like the Securities and Exchange Commission (SEC), NASD or external auditors. These scenarios are requiring information technology managers to find ways to provide integrated storage management solutions, and are part of the reason that the hierarchical storage management and archiving segment of the storage management market is growing at an 18.5% compounded annual growth rate, or CAGR, through 2006, according to Gartner Group. In addition, IDC forecasts that the worldwide Document and Content technologies market is growing at a 47.2% CAGR through 2005.

What Businesses Need from Storage Management Solutions

There are two fundamentals ways to look at what businesses require from their storage management software solutions; operational efficiency and business continuity.

Operational Efficiency.    Information management storage resources require operational efficiency. Maximizing the investment businesses have made in their information technology infrastructure is paramount. To that end, information technology managers must be able to share key resources and automate operations in order to deliver on key operational metrics. Ease of operational management within the information technology infrastructure improves the return on investment within the information technology environment and serves to improve high service level requirements.

Business Continuity.    Business continuity is the number one requirement in maintaining a competitive advantage in a global economy. Information technology management is responsible for decreasing the time to recover key data and applications in case of a failure, ensuring adequate redundancy of resources, data and applications, ensuring permanent availability of key informational resources, and maintaining access to key records over long periods of time. All these business needs are required to be met with minimal or no incremental operational costs.

Critical Requirements for Networked Storage Management

In a traditional deployment, a storage device, whether it is a disk or tape library, is connected directly to a single server system; this is called Direct Attached Storage, or DAS. DAS deployments accounted for nearly 68% of the disk storage market in 2001 as reported by Gartner Group. However, DAS is expected to retain only 8% of the disk storage market by 2004, and drop to only 30% of this market by 2006 according to Gartner Group. Gartner Group expects DAS to be replaced by various types of networked storage architectures including Storage Area Networks, or SANs, and Network Attached Storage, or NAS.

SANs provide a separate network on which all storage devices are located, for common access by all applications. These networks are usually connected by fibre-channel, which allows application servers and storage devices to be located at farther distances from each other than conventional network connections, and thus offers more flexibility to support wider parts of a business.

NAS provides a central storage device that can be added to an existing network for common access by all applications. NAS devices have started to introduce support for fibre-channel networks in addition to conventional networks, which means that businesses have the ability to combine the use of SAN with NAS.

The key benefit of any networked data storage architecture is that it provides data consolidation and scalability. With the appropriate storage management software, consolidated storage can cost less to manage. As storage devices are added in either a SAN or NAS deployment, the storage management software must be able to scale to accommodate the expansion of the environment

By definition, consolidated storage also supports a wider segment of a customer’s business operations, because more servers are connected to it. This means that SAN and NAS failures and performance problems have wider impacts on the business, since they affect more applications and more business users than a failure of a stand-alone DAS device. Therefore, deployment of SAN and NAS is further increasing the demand for storage management software.

Our Software Products

Our storage management solutions can help to address key challenges facing our customers by:

•	Enabling information protection to occur without interrupting application service levels.

•	Providing methods for restoring data and applications quickly, efficiently and with minimal risk to the business operation.

•	Optimizing use of existing networks and storage devices such as tape libraries, slowing the rate at which new bandwidth and devices must be introduced and ensuring higher returns on investment of the new devices as they are added.

•	Automating, or partially automating, management tasks for applications and data, reducing administration time and human error.

Our software solutions are fully backed by support services, consulting services and educational services.

Our software products are designed to help Global 2000 companies manage and safeguard their applications and data more efficiently and effectively in operating enterprise computing infrastructures, from the largest enterprise data center environments to the smallest branch offices and even mobile laptops. Because our products are designed to work with mixed deployments of market-leading server systems, applications, databases, networks, storage devices and architectures, our products also give our customers the maximum choice to create the storage network that they need to support their business while also being able to safeguard it. Our goal for our customers is to increase the overall recoverability and reliability of their complex computing infrastructures, while also reducing apparent complexity and cost to manage.

We, directly and through strategic partnerships and alliances, develop and deliver the software solutions and services that protect and make available the business-critical information that customers need to succeed in today’s competitive environment.

To succeed in this mission, we combine solution components from three essential categories:

•	Information Protection;

•	Application Availability; and

•	Content and Messaging.

Our solutions recognize the interdependence between data and applications. Customers need to ensure that data is protected, that applications are available and that both are efficiently and cohesively managed.

The Legato Approach

We provide integrated solutions and services that protect and manage information, assure the availability of applications and provide immediate access to business-critical information by:

•	Ensuring continuous operation of data center and branch office environments;

•	Increasing system administrators’ span of control for managing highly complex, heterogeneous deployments;

•	Reducing management overhead;

•	Increasing information protection that each system administrator can manage by:

•	Automating manual tasks and

•	Monitoring key data and applications states, and triggering recovery;

•	Increasing system and data availability by:

•	Reducing downtime resulting from human error and

•	Reducing downtime resulting from system failure;

•	Improving information access to increase end-user productivity in order to:

•	Enable information sharing across multiple departments and

•	Automate business processes to streamline operations;

•	Maintaining data and online systems;

•	Optimizing operational efficiency to improve business competitiveness;

•	Ensuring a return on investment through standards-based flexibility when adding components; and

•	Providing worldwide customer support.

Information Protection

Centralize. Manage. Recover.

In data centers, departments and branch offices, the need for reliable, comprehensive, automated protection of information assets has never been more critical. Yet with vast, expanding storage volumes, 24-hours-by-7-days-a-week service level demands, new complexities of SAN and NAS storage architectures and relentless pressure to lower costs, data protection is an increasingly difficult challenge for today’s global enterprise. To meet this challenge, we deliver the performance, flexibility and management consistency required to fully protect storage assets across heterogeneous environments, while reducing overhead and minimizing downtime.

The foundation of our suite of information protection solutions is LEGATO NetWorker. Operating across UNIX, Windows, NetWare, and Linux platforms, NetWorker utilizes a client/server architecture comprising of three distinct functions within a data zone—Clients, Storage Nodes and Server—to:

•	CENTRALIZE backup operations;

•	MANAGE the entire storage environment through media tracking, consolidation of storage and full utilization of libraries for maximum return on investment; and

•	RECOVER business-critical servers and restore data quickly.

Within the NetWorker suite of products are:

•	AutoChanger/Silo Modules that deliver advanced, automated media management and broad support for the industry’s leading tape and optical autochangers. NetWorker Modules keep mission-critical applications online during backup operations and provide point-in-time, granular recovery to simplify and speed recovery operations.

•	LEGATO NetWorker Management Console (formerly known as GEMS Console) enables system administrators to manage and monitor multiple NetWorker Servers from anywhere on the web. NetWorker Operations can control backup operator functions across multiple NetWorker Servers, audit operator activity and generate comprehensive reports of NetWorker environments.

•	LEGATO NetWorker Recovery Manager performs bare-metal, boot-level recovery of critical servers quickly and restores data immediately without having to first rebuild the operating system.

•	LEGATO NetWorker Laptop provides complete, reliable, automated protection for data where it is most often at risk—on laptops, desktops and at remote sites—with minimum user effort and maximum speed and security.

•	DiskXtender Family for Data Migration, Archiving and Hierarchical Storage Management (HSM). DiskXtender products, which are new to LEGATO’s Information Protection line as a result of the 2002 acquisition of OTG Software, unify storage management across the enterprise by creating a virtualized data pool that expands primary or secondary storage onto any number of additional media/devices while simplifying management of those resources. DiskXtender products work with Windows, Unix, Linux operating systems, and Oracle databases. We also offer departmental archiving solutions with our ArchiveXtender product.

LEGATO AlphaStor facilitates media tracking and consolidation of tape storage and allows tape devices and libraries to be fully utilized thereby providing maximum return on library investment.

Application Availability

Monitor. Remedy. Proceed.

When application servers become unavailable because of failures or system maintenance, the result is zero access to data. The same level of service protection required for data must also be expected for application servers. Otherwise, operational efficiency and business continuance is at risk.

The foundation of our application availability product group is LEGATO Automated Availability Manager (AAM). From the branch office to the data center, AAM automates availability of all applications and data. It will:

•	MONITOR the health and performance of applications;

•	REMEDY failures by providing alerts when resources begin to run out; and

•	PROCEED to re-provision and restart services when failures occur and automate process control and data management.

By monitoring the health and responsiveness of applications, AAM notifies the appropriate personnel when critical thresholds are exceeded, and restarts applications automatically when failures occur. It also automates application management to lower the cost of ownership associated with high-maintenance applications and management tasks.

AAM is an enterprise-level availability management tool that runs on Solaris, HP-UX, AIX, Linux, and Windows NT/200K. For purely Windows environments, such as small branch offices or small focused departments within Fortune 500 organizations, that need a simple 2-server/single-application availability solution, LEGATO CoStandbyServer AAdvanced monitors and automates the restart of critical applications.

LEGATO RepliStor adds asynchronous data replication for Windows NT/2000, supporting as many servers as needed and as far apart as required, to replicate Windows data where and when it is needed. RepliStor is used for a variety of business purposes that include obtaining disaster recovery protection, consolidated data for off-line data backup, sharing data among departments and across sites, and for creating secondary copies of data for decision-support and other purposes.

Content and Messaging

Capture. Organize. Access.

Our content and messaging solutions help maximize the value of business-critical information by enabling immediate access from user desktops or the web, facilitating use in daily applications and supporting compliance with regulations and corporate retention policies.

The foundation suites of this solution group are the ApplicationXtender Family and the EmailXtender Family. Like the DiskXtender Family, the ApplicationXtender Family and the EmailXtender Family are also a result of the 2002 acquisition of OTG Software. Both ApplicationXtender and EmailXtender work to:

•	CAPTURE enterprise content from a wide range of sources;

•	ORGANIZE this information to maximize its accessibility and usability; and

•	ACCESS via desktop clients or web browsers, for both end-users and administrators.

The ApplicationXtender Family is a complete, fully integrated suite of enterprise content management solutions. ApplicationXtender works hand-in-hand with business applications, maximizing the value of information by providing more efficient means to capture, organize and provide intelligent access to mission-critical information. ApplicationXtender modules enable desktop and production level scanning, processing of text and printstream information, automated workflow and web access. Integration with third-party applications, such as Geographic Information Systems (GIS), CRM, ERP and Financials, helps combine documents with data to improve operational efficiency.

The EmailXtender Family provides automated archiving, granular search and retrieval, retention management and monitoring for electronic messaging. The EmailXtender Family is a comprehensive, policy-based system that automatically collects, organizes, retains and retrieves messages/attachments. By creating and managing a central repository of email and other messages, EmailXtender helps reduce the cost of email storage, boost end-user and administrator productivity and control risk by supporting compliance with government regulations and corporate governance policies. EmailXaminer is another product offered in this messaging suite for compliance with NASD regulations, with features such as supervisory review and documentation. As discussed below, EmailXtender and EmailXaminer are two products in the broader group of our Messaging Solutions.

LEGATO’s NAS Solutions

Network Attached Storage (NAS) has emerged as a valuable means for accessing files quickly and enabling the sharing of data in a heterogeneous enterprise. Because NAS systems deliver a form of modular, on demand scalability and are relatively simple to install, they are an attractive means for coping with growing data volumes and rising service level requirements. As the volume of mission-critical data residing on NAS steadily rises, the need for robust, enterprise-class protection becomes paramount.

We provide automated backup and recovery solutions that simplify and centralize protection of NAS across an enterprise and enable businesses to reduce management overhead, consolidate storage assets and leverage library investments. Our NAS solutions offer the flexibility and scalability required to fully protect Network Data Management Protocol (NDMP) compliant and non-NDMP compliant NAS systems in heterogeneous data center and branch office environments. Among our solutions capabilities for NAS are:

•	LEGATO co-developed Network Data Management Protocol (NDMP) with Network Appliance. Now an industry standard, NDMP is an optimum means to backup and restore critical data residing on NAS systems.

•	NetWorker in tandem with NetWorker Client Connections enables local, 3-way and remote (in native format), data protection for the most widely used NDMP compliant NAS systems, such as Network Appliance, EMC, Mirapoint, Procom and Auspex.

•	NetWorker delivers Dynamic Drive Sharing (DDS), enabling businesses to optimize their investments in storage through the sharing of tape libraries and drives between multiple NAS systems or storage nodes.

•	Through Direct Access Restore (DAR), the NetWorker provides faster recovery of NAS data, facilitating the timely resumption of business operations.

•	NetWorker SnapImage™ Module enables remote backup of NDMP-compliant NAS file servers natively versus NFS to Unix-attached libraries, providing improved storage consolidation, ease of management and greater library Return on Investment, or ROI.

Our DiskXtender also provides HSM capabilities to automatically migrate data to NAS devices helping to consolidate data, speed access and enable long-term management.

LEGATO’s SAN Solutions

The evolution of Storage Area Networks (SANs)—a high performance network dedicated to storage—is changing the manner in which information technology organizations conduct data protection operations and provide application availability. Usually based upon fibre-channel, SANs enable storage consolidation and the sharing of storage resources, facilitate centralized management and High Availability, perform data transfer at higher speeds over greater distances and free the LAN from backup traffic.

We deliver maximum protection and availability of mission critical data through interoperable, scalable and standards based solutions for heterogeneous enterprise SANs. Among our solution capabilities for SANs are:

•	NetWorker provides LAN-free data protection, library sharing and advanced storage management with platform, filesystem and database support.

•	Celestra Power frees LAN and server resources from the impact of data protection operations, through live, serverless backup—eliminating the need for a backup window.

•	SANXtender works with DiskXtender to enable file level data migration and HSM within a SAN environment.

•	AlphaStor delivers dynamic drive and library sharing between multiple NetWorker backup servers, enabling businesses to increase library ROI.

•	Automated Availability Manager is a heterogeneous clustering solution available for enterprise environments that manages application and service-level availability within SAN deployments.

LEGATO’s Email Solutions

Email has become one of the primary means of business communication. IDC estimates that the number of emails sent worldwide on a daily basis today, not including spam, is 15.5 billion and is expected to grow to 34.6 billion by 2006. Since email has become business critical, the availability and reliability of the application and the protection and retention of email data have become more important. As a result, administrators are facing huge challenges related to managing volumes of email data, maintaining availability of overloaded systems and ensuring that critical messages can be found quickly when they are needed.

Our email solutions provide automated archiving, granular search and retrieval, availability management and backup and recovery for major email systems including Microsoft Exchange and Lotus Notes/Domino. These solutions include:

•	EmailXtender provides automated archiving and granular search and retrieval, as well as supporting compliance with government regulations and corporate policies.

•	EmailXaminer enhances EmailXtender functionality by helping companies supervise email content to ensure compliance with government regulations and organizational policies.

•	NetWorker Modules for Exchange and Lotus provide online backup and granular recovery of Exchange and Lotus systems, ensuring complete data protection while minimizing application downtime.

•	CoStandby Server AAdvanced leverages our patented synchronous mirroring technology to maximize the availability and reliability of Windows-based data and applications.

•	RepliStor supports critical Windows environments with real-time data replication in flexible configurations allowing the use of data for off-line backup protection and disaster recovery switch over.

Sales and Marketing

We market and sell our products and services through a variety of sales channels (or “partners”), including direct sales, value-added resellers, system integrators, distributors and original equipment manufacturers, or OEMs.

Our principal strategy is to work with market-leading storage vendors and reseller organizations as partners. We provide the technology, and our partners sell, deliver and support LEGATO-based solutions. This provides us with an effectively larger penetration in the market than we could achieve on our own. In addition, our customers obtain more effective solutions, because they are integrated with market-leading storage solutions, and supported and maintained in a coordinated fashion. In selecting a strategy that relies upon partners, we obtain competitive advantage for ourselves, for our partners and for our customers. We currently obtain 75% of our revenue from our channel partners and 25% of our revenue from our direct sales. This is in line with our long-term model.

We provide sales and pre-sales technical support to business partners and end-user customers worldwide from our corporate offices and from regional offices in the following metropolitan areas:

• Amsterdam	• Los Angeles	• Stockholm

• Atlanta	• Madrid	• Sydney

• Beijing	• Miami	• Taipei

• Boston	• New York	• Tokyo

• Brussels	• Oslo	• Toronto

• Chicago	• Paris	• Vienna

• Cincinnati	• San Francisco	• Warsaw

• Dallas	• San Jose	• Washington, D.C.

• Denver	• Seoul	• Zurich

• London	• Singapore

Direct Sales.    Our direct sales force works on large enterprise-wide projects to ensure close relationships with our largest corporate clients. Customers participating in our enterprise sales program have an assigned salesperson and an executive contact, participate in our technical exchange program and work closely with us to develop large projects for installations over a period of time. An enterprise sales representative coordinates business partner activities across the customer’s enterprise and closely monitors customer business initiatives and satisfaction.

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

Distributor Program.    To further expand coverage in the marketplace, we license our products to large regional and national distributors who distribute the products to resellers with expertise in storage management and the integration of network solutions for end-users. We provide support to these network solutions resellers. We currently have relationships with various major distributors, including Gates/Arrow, Ingram Micro, Nissho Electronics and Tech Data.

Our international revenue was $110.9 million in 2002, $121.7 million in 2001 and $75.7 million in 2000, representing 42% of total revenue in 2002, 50% of total revenue in 2001 and 33% of total revenue in 2000. The majority of our international sales during these periods were made in Europe. We believe that international markets present an attractive growth opportunity, and we have expanded the scope of our international operations. We have engaged, and will continue to engage, international resellers and distributors in targeted countries. In order to facilitate penetration in certain markets, we are working in conjunction with certain international distributors to localize certain products to certain targeted languages.

OEMs and Strategic Alliances.    Our OEM and strategic alliances program generates royalty and reseller revenue. Under this program, we can license our software products, in source or object code form, to leading computer system and software suppliers from which we typically receive an initial license fee and ongoing royalty revenue. The OEM partner is then generally responsible for porting our software to its unique operating system environment, testing it, licensing it through the OEM partner’s direct sales force and distribution channels and providing the primary customer support after installation. LEGATO can also support reseller sales, joint sales initiatives and co-support and co-marketing agreements.

The customer can benefit from these alliances, because they can acquire our family of storage management products as part of a complete system solution from a single vendor, with simplified implementation of the entire set of technology and with a single point of contact for customer support or coordinated support.

Our principal strategic alliance and OEM relationships include: Dell, EMC, Fujitsu, Fujitsu-Siemens Computers, Hewlett-Packard, IBM, Microsoft, Network Appliance, Oracle, StorageTek and Sun Microsystems.

Highlights of Our Strategic Alliances Activities

The following highlights reflect selected partner activities:

EMC.    We support EMC’s initiative of providing business continuance, content addressed storage and information protection solutions. As part of EMC’s major partnership with Dell, we also support Dell-focused solutions. We do this by offering jointly tested and certified solutions that add value to EMC’s software and hardware products. Through the EMC Developers, NAS and Centera partnership programs, the two companies work closely together to develop tightly integrated information management solutions. These solutions are enabled by open architectures and work in environments with UNIX, Linux and Windows operating systems, where customers can manage gigabytes of data from one server, or petabytes of data from many servers in DAS, NAS or SAN environments.

For example, we offer:

•	Enterprise email archiving through LEGATO DiskXtender, EmailXtender and EmailXaminer products in combination with EMC Centera and CLARiiON systems.

•	LEGATO Automated Availability Manager for EMC SRDF, which adds value to EMC’s solution for data replication on Symmetrix.

•	Information protection with NetWorker modules for EMC hardware.

Fujitsu.    We are participating in Fujitsu’s PRIMECLUSTER initiative of offering cost-effective servers with maximum power, availability and scalability. We accomplish this through an OEM relationship under which our NetWorker and SmartMedia products are integrated as components of Fujitsu’s offerings. This solution targets the Japanese market.

Fujitsu-Siemens Computers (FSC).    We are participating in FSC’s initiative of offering customers solutions for data protection and high availability. Our joint activities with FSC include an OEM relationship under which FSC incorporates our NetWorker product within its products. FSC can also develop their own value-added modules to compliment NetWorker.

Hewlett-Packard (HP).    We are participating in HP’s initiative of delivering complete information management solutions to its customers. HP is engaged with us in the following joint activities:

•	HP resells our products.

•	HP provides first-level support for our products.

•	HP offers HP Care Paqs for services to install our products.

•	HP customers need the ability to migrate their OpenVMS environment into a fibre-attached SAN and want to centrally manage backups in their mixed environments. To help HP meet customer demands, LEGATO delivers a solution that provides for OpenVMS data stored in heterogeneous DAS environments and fibre-channel SANs with library sharing and tape drive sharing.

•	LEGATO NetWorker (Single Server Edition) is the only backup/recovery product that ships with Tru64 operating system.

IBM.    We are participating in IBM’s initiative to offer TotalStorage solution bundles and to offer Linux solutions. We accomplish this by:

•	Providing a bundle version of NetWorker for IBM Informix.

•	Providing a version of NetWorker that IBM bundles with its NAS devices, LTO tape libraries and DB2.

•	Offering NetWorker modules for key IBM middleware solutions on Linux, including Notes, DB2 and Informix.

•	A reseller agreement with IBM Global Services to sell LEGATO NetWorker, Xtender and AAM Solutions.

•	Providing DX2000 support with IBM Tivoli Storage Manager.

•	Working with IBM on z, x, and pSeries to support IBM in their investment of porting Linux to all of their platforms.

Microsoft.    We protect and ensure availability of business critical information and applications on the Windows platform. Microsoft and LEGATO are working together as partners delivering Windows products, solutions and services to protect and manage customer information, assuring the availability of applications and providing immediate access to business-critical information. We accomplish this by:

•	Certifying our products for use with Microsoft Windows Server Operating Systems.

•	Maintaining an on site presence with Microsoft’s development and solutions groups.

•	Being a founding sponsor of the Microsoft Partner Solutions Center, working together with Microsoft and other partners, including HP and EMC, to design, integrate and document solutions that solve business problems in the enterprise.

•	Being a Managed Microsoft Gold Certified Partner in over 14 locations world wide.

Network Appliance.    We are participating in Network Appliance’s initiative to provide global solutions for information management. We accomplish this by:

•	Expanding our customers’ options for media and device management within a NAS or SAN networked storage configuration.

•	Deploying our solutions for Network Appliance’s NearStore R100 to provide automatic policy based data migration, archive, rapid recovery and backup, that include LEGATO DiskXtender, LEGATO RepliStor for disk-to-disk data replication and LEGATO NetWorker.

•	Providing certified solutions to critical customer business concerns including:

•	Storage Consolidation with NetWorker and XtenderSolutions;

•	Data Center Operations with AlphaStor, NetWorker Operations and NetWorker Management Console;

•	Business Continuance with EmailXtender, NetWorker, RepliStor, LAAM and PowerSnap for NetApp; and

•	Distributed Enterprise Management with DiskXtender, NetWorker Operations, NetWorker Management Console and NetWorker Laptop.

Oracle.    We provide information protection solutions for Oracle. We accomplish this through:

•	Continuing to provide a single server version of LEGATO NetWorker to Oracle, which Oracle ships to its customers with every Oracle database that it delivers.

•	Providing support for Oracle9i. NetWorker upgrades for LEGATO Single Server Version that ships with every Oracle9i database in the form of LEGATO Solution Suites (Modules) for Oracle are also made available.

•	LEGATO NetWorker is the first backup application to protect Oracle9i RAC in a Linux environment.

•	LEGATO’s solutions can backup the Oracle9i Real Application Cluster (RAC) running on the Red Hat Advanced Server 2.1 of Linux.

StorageTek.    StorageTek is an authorized reseller of LEGATO products. Our content and messaging products are a part of a long standing OEM agreement, which also encompasses our DiskXtender products. StorageTek participates in our self-certify program, validating LEGATO solutions in the StorageTek Customer Technology Center. The following examples show support of this relationship:

•	LEGATO NetWorker is certified with all StorageTek tape libraries and tape drives to simplify, centralize and automate backup and recovery across UNIX, Windows and Linux in DAS, NAS and SAN environments.

•	LEGATO AlphaStor is qualified with StorageTek tape libraries, tape drives and the SN6000 to provide enterprise-class media management as well as library and drive sharing for open systems data centers.

•	StorageTek’s ASM for Windows is based on our DiskXtender automated data migration software.

•	StorageTek’s new Email Xcelerator Suite of solutions leverages additional archiving, indexing and monitoring with Exchange and Notes environments.

Sun Microsystems.    Sun and LEGATO have a long standing relationship in providing complete storage solutions. The cross platform nature of our offerings can accelerate time to market on Sun’s open storage strategy, allowing Sun to address the heterogeneous data management opportunities and further penetrate data centers with their products. We accomplish this by:

•	Being included as part of Sun’s Integrateable Stack through Sun Solstice Backup, an OEM version of LEGATO NetWorker, which can reduce total cost of ownership through its scalability and open architecture.

•	Selling Complementary Offerings to Solstice Backup such as NetWorker Console, NetWorker Administration, NetWorker Availability, NetWorker Modules, Email Xtender, AAM & AlphaStor through a reference sales model.

•	Employing a sales model that motivates teaming with Sun field sales.

•	Certifying LEGATO DiskXtender, Automated Availability Manager and NetWorker to run in the Sun Operating Environment.

•	Being the referenced backup and recovery solution for the Sun One Messaging solution.

•	Being identified as one of Sun’s four key strategic partners (the list also includes: Hitachi Data Systems, StorageTek and QLogic).

•	Being the first storage management company to join the Sun VIP Program (Vendor Integration Program) for ease of customer support issue resolution.

Concentration of Customers

No single customer accounted for more than 10% of our total revenue for 2002, 2001 or 2000.

Corporate Marketing

We support our multi-tiered distribution efforts with marketing programs designed to increase our brand awareness in key markets, differentiate our products and to generate end-user demand. Marketing programs include channel marketing, product marketing, as well as programs specifically targeted to the North American, European and other intercontinental markets. We participate in industry forums, events and trade shows and advertise in key trade publications and on the Internet. We work directly with industry analysts to update them on our products. Leads are qualified by our inside sales staff and provided to our channel partners. Additionally, resellers and distributors are provided with promotional and educational materials and can qualify for market development funding for specific promotional activities tailored for their solutions and geography.

Service and Support

LEGATO Global Services is focused on delivering consulting services, technical support services and product education services that enable customers to protect, keep available and provide access to their business-critical information while maximizing their investment in enterprise storage solutions.

Technical Support Services.    Our technical support is an integral component of the company’s overall goal of delivering the software and services that protect and manage customer information, assure the availability of our applications and provide immediate access to the content that is business-critical. By providing excellent customer service and support, we have experienced higher customer satisfaction rates and long-term loyalty that potentially translates into future revenue. We view technical support and software update subscription service as key components to ensure customers maximize their return on investment.

We offer multiple levels of reactive and proactive technical support for our direct customers, plus a software update subscription service to protect the customer’s long-term investment in a Legato solution. We view software update subscriptions and technical support as a critical success factor in avoiding unnecessary downtime in a customer’s environment by proactively providing customers with our software updates. Customers can purchase technical support and software update subscription service directly from us, or from any authorized LEGATO Global Partner reseller. These services are based upon the level of technical support selected by the customer and currently have a list price of 18% to 24% of product license list prices.

LEGATO Technical Support portfolio focuses on providing reactive support and proactive, business critical support. We have two levels of reactive support, which are available during normal business hours or can be upgraded to provide reactive 24 by 7 support coverage. Our highest level of support, Premier Support, is focused on providing a proactive, world-class support service for global businesses that depend on around-the-clock availability of their data and applications. This program includes a broad range of features with a focus on avoiding problems before they arise to maximize uptime of the customers’ enterprise solution.

Our support organization consists of an experienced staff of technical support engineers providing telephone and electronic support via email from our offices in California, Maryland, Canada and Germany. Our sales, consulting and technical support organizations work closely together to ensure high levels of overall customer satisfaction.

We are focused on continually improving the standards by which we are measured and keeping them in tune with the needs of our customers. In recent years, our installed base of customers has significantly increased, as have the number of customers purchasing software maintenance contracts. As a result of increased staffing and operational improvements, we have successfully maintained a very high level of customer satisfaction. Continued investments in people, technology and operational infrastructure are intended to further improve customer satisfaction through decreased time to resolution, easier access to relevant knowledge and efficiencies in our operational workflows.

Education Services.    LEGATO Education Services offers technical training on our products to end-users, resellers and partners. Courses cover theory, installation, operations, configuration and trouble-shooting for information protection, information availability and information management products. Courses are offered by LEGATO Authorized Training Partners (ATPs) in North America, Europe and Asia as well as at customer and reseller sites. LEGATO ATP instructors are required to be certified in our products (where certification is available) and also must have teaching experience with the product. All LEGATO ATPs use LEGATO-authored training materials. Course fees are charged separately from our software products.

Consulting Services.    LEGATO Consulting Services are focused on providing customers with the specialized expertise required to meet their information access, availability and protection challenges across the enterprise. In all of our work, we take an objective approach firmly centered on customer needs. And while we focus heavily on technology, we promote proper alignment of technology, processes and an effective operational model as critical to long-term success. Our consultants are available and specialized to work closely with customers to assist in efficiently designing, building or optimizing complex storage, content or messaging environments; implement SAN solutions or develop a comprehensive strategy to focus on maximizing the return on investment in a LEGATO solution. We offer a wide range of tailored consulting services targeted at solving our clients’ complex storage, content and messaging issues. Some of these services include performance assessments, architecture and design and installation, configuration, deployment and management of storage devices. We also offer a number of consulting packages that provide customers with more specific topics, such as storage consolidation, backup/recovery optimization, workflow business process analysis, messaging and storage migration services, along with messaging analysis and storage network health checks. Fees for consulting services are charged separately from our software products.

Research and Development

Our investment in research and development was $69.2 million in 2002, $64.3 million in 2001 and $59.6 million in 2000. We anticipate that we will continue to commit substantial resources to research and development in the future. To date, our development efforts have not resulted in any capitalized software development costs. In addition, we receive the benefits of additional testing and product enhancements from each source code OEM’s development group. Our future success will depend upon our ability to develop and introduce new software products, including new releases, applications and enhancements, in a timely basis that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of our customers. In particular, our strategy is to continue to leverage the NetWorker architecture to enhance the functionality of the product through new releases, applications and product enhancements and integrate our other technologies into solutions to meet the ongoing storage management requirements of our customers. We cannot guarantee that we will be successful in developing and marketing new products that respond to technological change or evolving industry standards, that we will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products or that our new products will adequately meet the requirements of the marketplace and achieve market acceptance. If we were unable, for technological or other reasons, to develop and introduce new products in a timely manner in response to changing market conditions or customer requirements, our business, operating results and financial condition would be seriously harmed.

Our significant research and development centers are located in:

• Bellevue, Washington;	• Marlborough, Massachusetts;

• Burlington, Ontario, Canada;	• Palo Alto, California; and

• Dublin, California;	• Rockville, Maryland.

Competition

We operate in the enterprise storage management market, which is intensely competitive, highly fragmented and characterized by rapidly changing technology and evolving standards. Competitors vary in size and in the scope and breadth of the products and services offered. Certain storage companies with whom we have OEM and strategic alliance relationships also compete with us on various product and/or operating system platforms. Furthermore, our OEM and strategic alliance partners, whom do not currently compete with us, could decide to compete with us by offering their own storage management solutions that exclude our software. Our competitors include, but are not limited to, Commvault, Computer Associates, EMC, Fujitsu-Siemens, Hewlett-Packard, Hitachi, IBM, Sun Microsystems and Veritas.

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

Key Technology Differentiators

We are a technology leader in the networked storage management software market through our commitment to open, standards-based software development. Our customers have come to depend on the following key characteristics that commonly define all of our solutions:

•	Scalability;

•	Serviceability;

•	Interoperability;

•	Performance; and

•	Management.

Scalability.    Our solution architecture is designed to enable scalable growth within an enterprise computing environment, from the smallest single-server implementation, to a remote branch office, to the largest data center environment. For our customers, this means that they can scale their infrastructure up or down as their business requires, and continue to protect their information and applications with a continuity that ensures no gaps in protection and with no retraining. This also preserves our customers’ investment in their existing storage infrastructure, by supporting flexible options for sharing storage across larger and larger deployments of application servers.

Our solutions can be configured or expanded as required, to support our customers’ dynamically changing environments. Our solutions architecture is modular, allowing customers to add clients, servers, storage nodes and support for added networked storage without requiring redesign or redeployment of their storage management software. An existing server can be quickly upgraded with more powerful capabilities for information protection, application availability, or both, in some cases just by changing a license key.

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

Our solutions are also built to enable easy upgrades and migration to newer versions and to support previous configuration data for the same product whenever possible. This means that customers moving from one version of our products to another have minimal disruption to their business operation. We also provide defined and tested migration procedures when required.

Interoperability.    Our solutions are designed to support and protect market-leading open system servers, applications, databases, networks and storage devices to preserve our customers’ ability to select the combination of technologies that best support their business.

We support the following operating systems:

•	Linux;

•	NetWare;

•	UNIX systems (AIX, HP-UX, Sun Solaris, Dynix/ptx, Irix and Tru64);

•	Windows NT; and

•	Windows 2000.

We provide Modules for NetWorker and AAM, for managing and protecting the following applications and databases:

•	DB2;

•	Informix;

•	Lotus Notes;

•	Microsoft Exchange;

•	Microsoft SQL;

•	Oracle;

•	SAP R/3; and

•	Sybase.

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

We provide market-leading capabilities for optimized backup performance, including options for backing up clients in parallel, multi-streamed, and LAN-free configurations to free up business networks, and even in serverless configurations to ensure application performance. These options enable backup to occur during business operations, while minimizing impact to those operations. Similarly, we provide solutions that continually reduce time-to-recovery by utilizing best-in-class technology, such as using disks for backup and integrating our products with market-leading snapshot technology.

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

Management.    Our solutions provide centralized capabilities for managing heterogeneous infrastructures at local and remote distances. This creates a single point-of-control management interface across the most critical applications and data that support the business. In this way, we allow our customers to utilize their highly-skilled system administration staff to best advantage since they can manage and protect information and applications across all parts of their wide-scale infrastructure. Moreover, we provide separate consoles for operators and administrators to enable less expensive staff to take over less critical and complicated tasks, and reduce the overall cost of storage management for our customers. We also enable multiple points-of-operation within a customer’s environment to ensure maximum division of workload.

To enable maximum flexibility and to lower training requirements, we also provide cross-platform manageability: our solutions provide a single management console that can be run on the platform of customer choice, whether it is Windows, UNIX or Linux, and can be used to operate information and application protection and recovery across all other platforms within the customer’s environment.

Our solutions also deliver capabilities to automate repetitive tasks, freeing up expensive system administrator time that can be applied to other activities. This is achieved by designing our solutions to enable easy automation, by supporting standard event reporting, including SNMP event trapping to enable integration with leading systems management solutions and by providing our own solution for automating these capabilities. SNMP stands for Simple Network Management Protocol, and is the commonly accepted standard used in the industry for software event reporting and tracking.

Employees

As of December 31, 2002, we had 1,577 employees. Of the total, 583 were in sales and marketing, 450 in research and development, 322 in service and support and 222 in general and administration. Of our 1,577 employees, 1,299 were located in the United States and Canada, 223 were located in Europe and 55 were located in the rest of the world. None of our employees are represented by a labor union, and we believe our relationship with our employees is good.

Available Information

Legato’s Internet site is http://www.legato.com. We make available free of charge, on or through our Internet site, our annual, quarterly and current reports and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information contained on Legato’s web site is not part of this report.

The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet site is http://www.sec.gov.

RISK FACTORS

The following risk factors and other information included in this report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem less significant also may impair our business operations. If any of the following risks actually occur, our business, operating results and financial condition could be materially and negatively affected.

Our quarterly operating results are volatile and are subject to macro- and microeconomic factors beyond our control.

Our quarterly operating results have varied in the past and may vary in the future. Our quarterly operating results may vary depending on a number of factors, many of which are outside of our control, including:

•	Lengthy sales cycles, particularly with enterprise license transactions;

•	The dollar value of orders and the timing of when orders are received;

•	Intense competition;

•	Market acceptance of our new products, applications and product enhancements of our competitors;

•	Price changes by us or our competitors;

•	The on-going “just-in-time” spending practices by our customers’ information technology departments;

•	Our ability to develop, introduce and market new products, applications and product enhancements;

•	Our ability to control, and where appropriate reduce, costs;

•	Quality control of products sold;

•	Delay in the recognition of revenue from enterprise license and application service provider transactions;

•	Success in expanding sales and marketing programs;

•	Technological changes in our customers’ environments;

•	The impairment of goodwill or intangibles;

•	The mix of sales among our channels;

•	Deferrals of customer orders in anticipation of new products, applications or product enhancements;

•	Market readiness of our products for distributed computing environments;

•	Changes in our strategy or that of our competitors;

•	Customer budget cycles and changes in these budget cycles;

•	Foreign currency and exchange rates;

•	Acquisition costs or other non-recurring charges in connection with the acquisition of companies, products or technologies;

•	Loss of our information technology infrastructure for a significant period of time;

•	Personnel changes; and

•	General economic factors.

Our future operating results are uncertain due to changing customer demand, the unpredictability of future orders and weakness in the market for storage software.

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

We cannot predict our future revenue with any significant degree of certainty for several reasons including:

•	Our sales cycles vary substantially from customer to customer, in large part because we depend upon large enterprise license transactions with corporate customers. Larger sales transactions may include extended payment terms, escalating discounts, acceptance provisions or other terms that would preclude immediate revenue recognition of some or all of the license component;

•	Revenue in any quarter is substantially dependent on orders booked and shipped in that quarter since we operate with virtually no order backlog;

•	We do not recognize revenue on sales to domestic distributors until the products are sold through to end-users;

•	The storage management market is rapidly evolving;

•	The on-going sluggish economy affects our end-user customers’ businesses; accordingly, those customers tend to purchase information technology on a “just-in-time” basis;

•	OEM license and royalty revenue are difficult to forecast. Our royalty revenue is dependent upon product license sales by OEMs of their products that incorporate our software. Accordingly, this royalty revenue is subject to OEMs’ product cycles and the general health of their businesses; these trends are also difficult for us to predict. Fluctuations in licensing activity from quarter to quarter further impact royalty revenue, because initial license fees generally are non-recurring and generally are recognized upon the signing of a license agreement;

•	The timing of recognition of revenue for each of the different elements of enterprise license and other large transactions (which principally consist of license, maintenance and professional services elements) can significantly affect revenue within a quarter; and

•	Our expense levels are relatively fixed and are based, in part, on our expectations of our future revenue. Consequently, if revenue levels fall below our expectations, our net losses will increase because only a small portion of our expenses varies with our revenue.

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

We have cumulative losses, we continue to record losses, and we may incur additional losses in the future. We lost $228.8 million for the year ended December 31, 2002 and had an accumulated deficit of $299.4 million as of December 31, 2002. While we achieved positive cash flow from operations of $13.2 million and increased deferred revenue to $70.8 million in the fourth quarter of 2002, there can be no assurance that such results will result in profitability or whether these trends will continue. If we cannot achieve and sustain operating profitability or positive cash flow from operations, we may not be able to meet our working capital requirements. This would have a material adverse effect on our business financial condition and results of operations.

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

On or about November 20, 2002, we received an arbitration demand filed with the American Arbitration Association by Buro- und Datentechnik, an OTG European reseller. The reseller alleges that OTG misrepresented information concerning the capabilities of certain OTG products during 2001, and OTG’s intentions with respect to development plans for those products. On that basis, the reseller asserts that it is entitled to compensatory damages. Although insurance may be available to cover some portion of any potential liability, an adverse arbitration award could be materially adverse to our operating results.

On January 15, 2003, we received a notice of potential claim from the former shareholders of Intelliguard, Inc., a company purchased by Legato in April 1999. They allege that the Company and certain of its former officers made certain misrepresentations, upon which they relied when they agreed to sell Intelliguard to the Company. No formal legal action has been commenced, and the parties intend to pursue informal discussions in an effort to determine whether the former Intelliguard shareholders will proceed with their claims. We believe the Company has numerous meritorious defenses to any action brought by the Intelliguard shareholders, and if any action is brought, we intend to defend the action vigorously. At this time, we believe that it is not possible to estimate the amount of a probable loss, if any, that might result from this matter.

In addition to the foregoing matters, we are parties to various other lawsuits and disputes regarding commercial and employment matters arising in the ordinary course of operations. We believe that the amounts in dispute in these other matters are insubstantial, and the effect of these matters, individually and in the aggregate, would not be material to our operating results.

Our competitors include several very large technology companies that have greater cash resources and larger sales and marketing than ours.

We operate in the enterprise storage management market, which is intensely competitive, highly fragmented and characterized by rapidly changing technology and evolving standards. Competitors vary in size and in the scope and breadth of the products and services offered. Our competitors include, but are not limited to, Commvault, Computer Associates, EMC, Fujitsu Siemens, Hewlett Packard, Hitachi, IBM, Sun Microsystems and Veritas. We expect to encounter new competitors as we enter new markets. In addition, many of our existing competitors are broadening their platform coverage. We also expect increased competition from systems and network management companies, especially those that have historically focused on the mainframe market and are broadening their focus to include the client/server computer market. In addition, since there are relatively low barriers to entry in the software market, we expect additional competition from other established and emerging companies. We also expect that competition will increase as a result of future software industry consolidations. Increased competition could harm us by causing, among other things, price reductions, reduced gross margins and loss of market share.

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

We depend on our NetWorker product line, which comprises a large majority of our sales and is subject to significant competition.

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

Although we continue to introduce new products, we must respond to rapid technological changes and competition with new product offerings.

The markets for our products are characterized by rapid technological change, changing customer needs, frequent new software product introductions and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards could render our existing products obsolete and unmarketable. In particular, our content management and messaging management offerings compete in markets where new standards continue to be introduced and to evolve. To be successful, we need to develop and introduce new software products on a timely basis that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of our customers. In addition, we need to integrate into our product lines the technologies of products we acquired through the acquisition of OTG Software completed in May 2002, and to develop the technologies we acquired from Software Clearing House, Inc. in July 2001. We may fail to develop and market new products that respond to technological changes or evolving industry standards, experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products or fail to develop new products that adequately meet the requirements of the marketplace or achieve market acceptance. If so, our business, operating results and financial condition would be seriously harmed.

We have introduced several new products during 2002, including OpenVMS, zSeries for NetWorker and NetWorker Operations, and currently plan to introduce and market several more potential new products and major revisions to existing products in the next twelve months. Some of our competitors currently offer products analogous to certain of these products. Such potential new releases are subject to significant technical risks. We may fail to introduce such releases on a timely basis or at all. In the past, we have experienced delays in the commencement of commercial shipments of some of our new products. Such delays caused customer frustrations and delay of, or loss of, revenue. If potential new products are delayed or do not achieve market acceptance, our business, operating results and financial condition would be seriously harmed. In the past, we have also experienced delays in purchases of our products by customers anticipating our launch of new products. Our business, operating results and financial condition would be seriously harmed if customers defer material orders in anticipation of new product introductions.

Our products are inherently complex; they may contain undetected errors, as has occurred in the past.

Software products as complex as those we offer are likely to contain errors or failures that are initially undetected when the product is first introduced or as new versions are released. We have in the past discovered software errors in certain of our new products after their introduction. As a result of those errors, we experienced delays or lost revenue during the period required to correct these shipments, despite testing by us and by our current and potential customers. In addition, customers have in the past brought to our attention “bugs” in our software created by the customers’ unique operating environments. Although we have been able to fix such software bugs in the past, we may not always be able to do so. These types of circumstances may result in the loss of, or delay in, market acceptance of our products or increase the need for additional customer support personnel, which could seriously harm our business, operating results and financial condition.

Defects in our products would harm our business.

Our products are used to manage data critical to organizations. As a result, the licensing and support of products we offer entail the risk of product liability claims. Although we generally include provisions in our license agreements that are intended to limit our liability, and routinely purchase errors and omissions insurance to mitigate our risk exposure, a successful product liability claim brought against us could seriously harm our business, operating results and financial condition.

We rely on enterprise license transactions, which vary greatly in number of licenses, types of services, total price and other material terms; thus revenue from such transactions is difficult to predict.

We have developed strategies to pursue larger enterprise license transactions with corporate customers. However, we may not continue to successfully market our products through larger enterprise license transactions. Such failure would seriously harm our business, operating results and financial condition. In addition, many of the large organizations that we target as customers have lowered their rate of spending on enterprise software. Our operating results are sensitive to the timing of such orders. Such orders are difficult to manage and predict because:

•	The sales cycle is typically lengthy, generally lasting three to nine months, and varies substantially from transaction to transaction;

•	Enterprise license transactions often include multiple elements such as product licenses and service and support;

•	Recognition of revenue from enterprise license transactions may vary from transaction to transaction;

•	These transactions typically involve significant technical evaluation and commitment of capital and other resources;

•	A large number of our direct-license customers are located outside the United States, where the sales cycle can be lengthier than transactions negotiated within the United States;

•	Our customers are being more deliberate about information technology spending decisions due to the current state of the overall economy; and

•	Customers’ internal procedures frequently cause delays in orders. Such internal procedures include approval of large capital expenditures, implementation of new technologies within their networks and testing new technologies that affect key operations.

Due to the large size of enterprise transactions, if orders forecasted for a specific transaction for a particular quarter are not realized in that quarter, our operating results for that quarter may be seriously harmed.

We rely on indirect sales channels, such as distributors, systems integrators and value-added resellers; it is very difficult for us to predict their quarterly or annual sales of Legato products.

We rely, and will continue to rely, significantly on our distributors, systems integrators and value-added resellers, or collectively, resellers, for the marketing and distribution of our products. Our agreements with resellers are generally not exclusive and in many cases may be terminated by either party without cause. Many of our resellers carry product lines that are competitive with ours. These resellers may not give a high priority to the marketing of our products. Rather, they may give a higher priority to other products, including the products of competitors, or may not continue to carry our products. Events or occurrences of this nature could seriously harm our business, operating results and financial condition. In addition, we may not be able to retain any of our current resellers or successfully recruit new resellers. Any such changes in our distribution channels could seriously harm our business, operating results and financial condition.

Our strategy is also to increase the proportion of our customers licensed through OEMs. We may fail to achieve this strategy. We are currently investing, and will continue to invest, resources to develop this channel. Such investments, if not successful, could seriously harm our operating margins. We depend on our OEMs’ abilities to develop new products, applications and product enhancements on a timely and cost-effective basis that will meet changing customer needs and respond to emerging industry standards and other technological changes. Our OEMs may not effectively meet these technological challenges. These OEMs are not within our control, may incorporate the technologies of other companies in addition to, or to the exclusion of, our technologies, and are not obligated to purchase products from us. Our OEMs may not continue to carry our products. The inability to recruit, or the loss of, important OEMs could seriously harm our business, operating results and financial condition.

Our original equipment manufacturers could choose to compete with us or with each other, which could harm our business.

Our original equipment manufacturers, value-added resellers and distributors could, and in some cases already do, choose to develop their own data storage management products and incorporate those products into their systems or product offerings in lieu of our products. In addition, the original equipment manufacturers that we do business with may compete with one another. To the extent that one of our original equipment manufacturer customers views the products we have developed for another original equipment manufacturer as competitive, it may decide to stop doing business with us, which could harm our business.

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

We depend on revenue from outside the United States, where sales cycles are longer, there are currency risks and there exist a number of local factors that could negatively affect sales.

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

Additional risks inherent in our international business activities generally include:

•	Significant reliance on our distributors and other resellers who do not offer our products exclusively;

•	A shift in the strength of foreign currencies, principally the Euro, relative to the U.S. Dollar;

•	Unexpected changes in regulatory requirements;

•	Tariffs and other trade barriers;

•	Lack of acceptance of localized products, if any, in foreign countries;

•	Longer negotiation and accounts receivable payment cycles;

•	Difficulties in managing international operations;

•	Potentially adverse tax consequences, including restrictions on the repatriation of earnings;

•	The burdens of complying with a wide variety of multiple local, country and regional laws; and

•	The risks related to the current weakness in some regions, including, without limitation, Europe and Asia.

The occurrence of such factors could seriously harm our international sales and, consequently, our business, operating results and financial condition.

We depend on growth in the enterprise data storage market, and currently we cannot accurately predict sales trends in that market.

The overwhelming majority of our business is in the enterprise data storage market. The enterprise data storage management market remains maturing and dynamic. Our future financial performance will depend in large part on continued growth in the number of organizations adopting company-wide storage and management solutions for their client/server computing environments. The market for enterprise storage management may not continue to grow at historic rates, or at all. If this market fails to grow, or grows more slowly than we currently anticipate, and we are unable to capture market share from our competitors, our business, operating results and financial condition would be seriously harmed.

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

Our revenue recognition could be impacted by the unauthorized and potentially improper actions of our personnel.

The recognition of our revenue depends on, among other things, the terms negotiated in our contracts with our customers. Our personnel may act outside of their authority and negotiate additional terms without our knowledge. We have implemented policies to prevent and discourage such conduct, but there can be no assurance that such policies will be followed. For instance, in the event that our sales personnel have negotiated terms that do not appear in the contract and of which we are unaware, whether the additional terms are written or verbal, we could be prevented from recognizing revenue in accordance with our plans. Furthermore, depending on when we learn of unauthorized actions and the size of transactions involved, we may have to restate revenue for a previously reported period, which would seriously harm our business, operating results and financial condition.

We rely on our sales personnel, who may be difficult to retain, thereby disrupting our business.

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

We rely on our key personnel for the successful execution of our business strategy.

Our future performance depends on the continued service of our key technical, sales and senior management personnel. Most of our technical and sales personnel are not bound by employment agreements. The loss of the services of one or more of our key employees could seriously harm our business, operating results and financial condition.

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

We have in the past, and may in the future, acquire businesses, products or technologies that we believe compliment or expand our existing business. In furtherance of this strategy, we acquired OTG Software, Inc, a data storage software company based in Rockville, Maryland, in May 2002. Also, we acquired Software Clearing House, Inc., a software developer, reseller and consulting organization based in Cincinnati, Ohio, in July 2001. Our ability to achieve favorable results in 2003 and beyond will be dependent in part upon our ability to continue to successfully integrate the people, products and business lines of our acquisitions. In addition, we will need to work with our acquired companies’ customers and business partners to expand relationships based upon the broader range of products and services available from us. In some instances, we may need to discontinue relationships with business partners whose interests are no longer aligned with ours. We must accomplish the synergies we identified during the acquisition process. Failure to execute on any of these elements of the integration process could seriously harm our business, operating results or financial condition.

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

As of December 31, 2002, we had goodwill of $270.7 million and acquired intangibles of $30.6 million on our Consolidated Balance Sheet. With our adoption of Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” in the first quarter of 2002, we stopped amortizing goodwill. We expect to amortize identifiable intangibles of $10.8 million in 2003, $7.9 million in 2004 and $5.0 million in 2005. To the extent we do not generate sufficient cash flows to recover the net amount of the goodwill and intangibles recorded, the goodwill and intangibles could be subsequently written-off. In such event, our results of operations in any given period could be negatively impacted, and the market price of our stock could decline.

Protection of our intellectual property is limited by the nature of the applicable law, and any misuse of our intellectual property by third parties could negatively affect our revenue and potentially result in litigation.

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

Despite our efforts to protect our proprietary rights, we are aware that unauthorized parties have attempted to transfer licenses to third parties, use our software without proper licenses, copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use and transfer of our products is difficult, and software piracy can be expected to be a persistent problem. In licensing our products, other than in enterprise license transactions, we rely on “shrink wrap” licenses that are not signed by licensees. Such licenses may be unenforceable, in whole or in part, under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Our means of protecting our proprietary rights may not be adequate. Our competitors may independently develop similar technology, duplicate our products or design around patents issued to us or other intellectual property rights of ours.

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

Our trading price is volatile generally due to fluctuations in our business, in our industry and in the stock market.

The trading of our common stock historically has been highly volatile, and we expect that the price of our common stock will continue to fluctuate significantly in the future. An investment in our common stock is subject to a variety of significant risks, including, but not limited to the following:

•	Quarterly fluctuations in financial results or results of other software companies;

•	Changes in our revenue growth rates or our competitors’ growth rates;

•	Announcements that our revenue or income are below analysts’ expectations;

•	Changes in analysts’ estimates of our performance or industry performance;

•	Announcements of new products by our competitors or by us;

•	Announcements of disappointing financial results from our competitors, strategic allies or major end users;

•	Developments with respect to our patents, copyrights or proprietary rights or those of our competitors;

•	Sales of large blocks of our common stock;

•	Acquisitions or dispositions of our common stock by corporate officers or members of the Board of Directors;

•	Unsubstantiated rumors in the marketplace regarding products and business plans;

•	Conditions in the financial markets in general;

•	Litigation; and

•	General business conditions and trends in the distributed computing environment and software industry.

In addition, the stock market may experience extreme price and volume fluctuations, which may affect the market price for the securities of technology companies without regard to their operating performance or any of the factors listed above. These broad market fluctuations may seriously harm the market price of our common stock.

ITEM 2.	PROPERTIES

Our principal headquarters is located in approximately 105,000 square feet of space in Mountain View, California. This facility is leased through December 2009. Our principal research and development facility is located in approximately 96,000 square feet of space in Palo Alto, California. This facility is leased through August 2006. Our principal technical support facility is located in approximately 98,000 square feet of space in Burlington, Ontario. This facility is leased through September 2010. Through our acquisition of OTG, we have approximately 94,000 square feet of space in Rockville, Maryland, which will be used primarily as a research and development facility. This facility is leased through May 2011. We also currently lease other domestic offices throughout the United States, as well as international offices throughout the world.

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

On or about November 20, 2002, we received an arbitration demand filed with the American Arbitration Association by Buro- und Datentechnik, an OTG European reseller. The reseller alleges that OTG misrepresented information concerning the capabilities of certain OTG products during 2001, and OTG’s intentions with respect to development plans for those products. On that basis, the reseller asserts that it is entitled to compensatory damages. Although insurance may be available to cover some portion of any potential liability, an adverse arbitration award could be materially adverse to our operating results.

On January 15, 2003, we received a notice of potential claim from the former shareholders of Intelliguard, Inc., a company purchased by Legato in April 1999. They allege that the Company and certain of its former officers made certain misrepresentations, upon which they relied when they agreed to sell Intelliguard to the Company. No formal legal action has been commenced, and the parties intend to pursue informal discussions in an effort to determine whether the former Intelliguard shareholders will proceed with their claims. We believe the Company has numerous meritorious defenses to any action brought by the Intelliguard shareholders, and if any action is brought, we intend to defend the action vigorously. At this time, we believe that it is not possible to estimate the amount of a probable loss, if any, that might result from this matter.

In addition to the foregoing matters, we are parties to various other lawsuits and disputes regarding commercial and employment matters arising in the ordinary course of operations. We believe that the amounts in dispute in these other matters are insubstantial, and the effect of these matters, individually and in the aggregate, would not be material to our operating results.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

We did not submit any matters to a vote of stockholders during the fourth quarter of the fiscal year ended December 31, 2002.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the Nasdaq National Market under the symbol LGTO. As of January 31, 2003, there were 515 record holders of our common stock. We have never declared or paid a cash dividend on our common stock and do not intend to pay cash dividends on our common stock in the foreseeable future. The following table sets forth the high and low closing sales prices of our common stock for each quarter in the two-year period ended December 31, 2002.

	2002		2001
	High	Low	High	Low
First Quarter	$17.43	$8.70	$18.38	$6.94
Second Quarter	$8.89	$3.44	$17.99	$8.00
Third Quarter	$4.00	$1.88	$16.01	$4.76
Fourth Quarter	$6.20	$2.53	$15.05	$5.01

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

Five-Year Summary

	December 31,
	2002	2001	2000	1999	1998(3)
	(in thousands, except per share amounts)
Revenue	$261,894	$242,601	$231,395	$228,567	$167,907
Gross profit	207,581	188,168	183,784	195,789	142,657
Income (loss) from operations	(153,639)	(124,713)	(51,413)	2,991	27,815
Net income (loss) (1)	(228,763)	(81,495)	(35,249)	2,704	19,869
Basic net income (loss) per share (2)	(2.16)	(0.92)	(0.41)	0.03	0.26
Diluted net income (loss) per share (2)	(2.16)	(0.92)	(0.41)	0.03	0.24
Cash, cash equivalents and investments	70,044	145,695	165,145	169,928	125,972
Total assets	479,716	355,261	414,864	422,894	207,224

(1)	Net loss for the year ended December 31, 2002 includes a provision for a valuation allowance against net deferred tax assets of $124.3 million, a litigation settlement charge of $67.0 million, restructuring charges of $11.7 million and in-process research and development of $32.2 million. Net loss for the year ended December 31, 2001 includes restructuring charges of $9.4 million and impairment of intangible of $48.9 million.
(2)	See Note 2 of Notes to Consolidated Financial Statements.
(3)	Selected financial data for the year-ended December 31, 1998 was derived by combining Legato’s selected financial data for the year ended December 31, 1998 with FullTime’s financial data for the twelve-months ended December 31, 1998.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in this report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements on our expectations, beliefs, intentions or strategies regarding the future, including without limitation, our financial outlook, successful introduction of new products and expansion of operation. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negatives of these or other comparable terminology. All forward-looking statements included in this document are based on information available to us on the date hereof. We assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those indicated in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, fluctuations in quarterly operating results, uncertainty in future operating results, litigation, competition, product concentration, technological changes, reliance on enterprise license transactions, reliance on indirect sales channels, changes in marketing strategies, dependence on international revenue, management of our growth and expansion, the ability to attract and retain qualified personnel and other risks discussed in this item under the heading “Risk Factors” and the risks discussed in our other Securities and Exchange Commission filings.

Overview

We develop, market and support storage software products and services worldwide. Our solutions protect and manage information, assure the availability of applications and provide immediate access to business-critical information in distributed open systems environments. Our solutions provide enterprise level customers the business continuity and operational efficiency to maintain a constant state of access to, and availability of, business-critical information. Our solutions recognize the interdependence between data and applications. Information management within an enterprise includes the protection, recovery and archiving of data, the management of performance and operation of applications, the optimization of storage devices and media including disk and tape, and the capture, organization and immediate access to content and messages. Our heterogeneous software products are mostly found in distributed, open systems which are generally understood to include UNIX, Windows NT, Windows 2000 and Linux server and storage computer systems.

OTG Software, Inc.    On May 14, 2002, we completed our acquisition of OTG for cash and stock at a value of $382.5 million. OTG, based in Rockville, Maryland, provides data management and collaboration solutions that virtualize storage for any type of data, including files, messages and databases, while providing easy and transparent access. OTG provides us with complementary channels, markets and technology, which will enable us to expand our opportunities by offering robust storage, content and email management solutions. We believe the combined company will have the scale, scope and worldwide channel access to leverage OTG’s strengths in data access and business applications such as email. Today, we market the OTG Software products under the XtenderSolutions® brand.

The OTG acquisition was accounted for under SFAS No. 141, “Business Combinations,” and certain specified provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” The results of the operations of OTG were included in our Consolidated Statement of Operations since May 15, 2002. OTG had approximately 400 employees at the time of the acquisition. Refer to Note 6 of our Consolidated Financial Statements.

Critical Accounting Policies

In preparing our financial statements, we must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses during the reporting period. The areas that require significant judgment are as follows:

Revenue recognition and allowances for doubtful accounts and product returns.    An assessment of our customers’ ability to pay is one of the considerations that affect revenue recognition. In some cases, we sell to undercapitalized resellers in emerging markets. As such, we defer revenue recognition until cash is received, the reseller has established a history of making timely payments or the reseller’s financial condition has improved. Furthermore, once we have recognized revenue, we must evaluate our accounts receivable at each period end for amounts that we believe are no longer collectible. This evaluation is largely done based on comments received from the customer and/or our sales personnel, a review of financial condition via credit agencies and our historical experience with the customer. The unexpected filing of a bankruptcy petition by a customer or reseller may impact our evaluation of accounts receivable in any given period. However, this risk is mitigated by the fact that our accounts receivable is dispersed among a large number of customers. As of December 31, 2002, no customer accounted for more than 10% of our accounts receivable. For each reporting period, we must also estimate the amount of product that will be returned for reasons, which include, among others, wrong product ordered, duplicate orders and excessive quantities. Our estimates are computed using our historical return experience. Product returns over the past several years have not deviated significantly from our historical experience.

Accounting for income taxes.    As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing the temporary differences resulting from differing treatment of items, such as deferred revenue or deductibility of certain intangible assets, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. To the extent we believe the recovery is not likely, we must establish a valuation allowance as we did in the third quarter of 2002. Going forward, we will assess the continued need for the valuation allowance. After we have determined that we will be able to begin utilizing a significant portion of the deferred tax assets, we may reverse the valuation allowance, resulting in a benefit to the statement of operations in some future period.

Valuation of long-lived and intangible assets and goodwill.    We assess the impairment of long-lived assets, identifiable intangibles and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include the following:

•	Significant underperformance relative to historical or projected future operating results;

•	Significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	Significant negative industry or economic trends; or

•	Significant decline in our market capitalization relative to net book value for a sustained period.

When we determine that the carrying value may not be recovered based upon the existence of one or more of the above indicators, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model.

Results of Operations

Revenue.    Revenue is derived from primarily two sources: (i) license revenue, derived from the sale of software licenses to resellers and end users, including large-scale enterprises, and royalty revenue, derived from initial license fees and ongoing royalties from licenses of source code to OEMs; and (ii) service and support revenue, derived from providing software updates, technical support, training and consulting services to our customers.

License revenue is generally recognized when a signed contract or other persuasive evidence of an arrangement exists, the software has been shipped or electronically delivered, the license fee is fixed or determinable and collection of resulting receivables is reasonably assured. Estimated product returns are recorded upon recognition of revenue from customers having rights of return, including exchange rights for unsold products and product upgrades. Provisions for estimated warranty costs and anticipated retroactive price adjustments are recorded at the time products are shipped. For sales to international distributors, license revenue is generally recognized upon meeting the above criteria and identifying their customers. For sales to domestic distributors, license revenue is recognized upon sale by the distributor to its customer. License revenue from royalty payments is recognized upon receipt of royalty reports from OEMs related to their product sales. Revenue from subscription license agreements, which include software, rights to future products and maintenance, is recognized ratably over the term of the subscription period.

Service and support revenue consists primarily of revenue received for providing software updates, technical support for software products, on-site support, consulting and training. Revenue from updates and support is recognized ratably over the term of the agreements. Revenue allocated to training and consulting services, or derived from the separate sales of these services, is recognized as the related services are provided.

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

				% Change
	2002	2001	2000	02/01	01/00
	(in millions)
License	$132.5	$147.5	$145.6	(10)%	1%
Service and support	129.4	95.1	85.8	36	11

Total revenue	$261.9	$242.6	$231.4

Sources of Revenue as a Percent of Total Revenue.

	2002	2001	2000
License	51%	61%	63%
Service and support	49	39	37

We sell our products with the first year of update service included, creating a multiple element arrangement. As discussed above, we account for these arrangements using the “Residual Method,” which means a portion, or potentially all, of the product sale is allocated to our update service with license fee being the remainder, or “residual.” Our best evidence for the value of the update service is the fees our customers are willing to pay for the update subscription when it sold separately in the second year. Therefore, as our update renewal fees increase as a percentage of product list price, the greater proportion of initial product sale is allocated to our update subscription, thereby reducing the residual amount of license fee. In 2002, license revenue decreased $15.0 million when compared to 2001. The decrease was primarily as a result of an increase in the average selling price of our update subscription service. We also saw a decrease in the amount of license revenue derived from our OEM channel. These decreases were partially offset by the revenue contribution from OTG since May 2002.

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

Service and support revenue increased $34.3 million in 2002, when compared to 2001, as a result of increased renewal rates and increased average selling price. As discussed above, the increase in average selling price resulted in incremental license revenue being allocated to our update subscription service. Service and support revenue increased for 2001, when compared to 2000, as a result of our improvement in the number of customers renewing their support contracts to over 90% and the increased rates we charge for such services. Our increase in staffing for software support helped to increase new sales and renewals of our software support contracts. Even though overall service and support revenue increased in 2001, our revenue from consulting and educational services decreased by $5.2 million. The decrease in consulting services revenue was due to productivity issues caused by the re-organization of our field sales force, which typically sells consulting engagements. The decrease in educational services revenue was a result of our outsourcing of this function to Global Knowledge Networks, Inc., an international information technology education integrator, in the second quarter of 2001. We expect that service and support revenue will increase in absolute dollars in 2003, but at a growth rate less than 2002.

Revenue by Geography.

				% Change
	2002	2001	2000	02/01	01/00
	(in millions)
Domestic	$151.0	$120.9	$155.7	25%	(22)%
International	110.9	121.7	75.7	(9)	61

Total revenue	$261.9	$242.6	$231.4

Revenue by Geography as a Percent of Total Revenue.

	2002	2001	2000
Domestic	58%	50%	67%
International	42	50	33

Domestic revenue increased $30.1 million in 2002, when compared to 2001, primarily due to increased productivity of the U.S. sales team and the revenue contribution from our OTG acquisition. Historically, OTG had international revenue of 15% or less. International revenue decreased $10.8 million as we saw significant weakness in the Asia Pacific region only modestly offset by an increase in Europe.

Domestic revenue decreased for 2001, when compared to 2000, primarily due to the economic recession in the United States. Revenue from our OEM partners decreased significantly as their businesses suffered in the poor economic climate; and our customers in the United States reduced their information technology spending in order to better align their expenses with their deflated revenue trends. Further, a large part of our sales force in the United States was new to Legato, and they had not reached the level of productivity of which we believe they are capable. International revenue increased primarily as a result of the continued market acceptance of our products overseas.

Cost of Revenue.

				% Change
	2002	2001	2000	02/01	01/00
	(in millions)
License	$9.5	$5.5	$6.0	73%	(8)%
Service and support	44.8	48.9	41.6	(8)	18

Total cost of revenue	$54.3	$54.4	$47.6

Cost of Revenue as a Percent of the Related Revenue.

	2002	2001	2000
License	7%	4%	4%
Service and support	35	51	48

Cost of license revenue includes costs of production personnel, packaging and documentation, freight and royalties. Product gross margin decreased to 93% in 2002, compared to 96% in 2001 and 2000. The decrease in product gross margin related to an increase in sales of royalty-bearing products. In general, the XtenderSolutions® products have a greater portion of third-party code than the historical LEGATO products. We expect product margins to remain relatively constant for at least 2003.

Cost of service and support revenue includes costs associated with providing customers with services, such as consulting and education, telephonic and on-site support and product updates. Costs of service and support include primarily salaries, packaging, documentation and delivery of product updates and costs to maintain the infrastructure necessary to manage a services organization. Cost of service and support revenue decreased by $4.1 million in 2002, when compared to 2001, and was a result of decreases in use of external consultants of $2.0 million, incentive bonus of $0.9 million and travel related costs of $0.5 million. The combination of cost reductions with increase in service and support revenue resulted in the increase in service and support gross margin of 16% to 65% in 2002 from 49% in 2001. Cost of service and support revenue increased by $7.3 million in 2001, when compared to 2000, and was driven by increases in the support function as we delivered better support and increased our customer satisfaction as measured by periodic surveys. Service and support headcount increased to 322 in 2002 from 310 in 2001 and 298 in 2000. Service and support gross margin decreased slightly to 49% in 2001 from 52% in 2000.

Total gross profit was $207.6 million in 2002, $188.2 million in 2001 and $183.8 million in 2000, representing gross margin of 79% in 2002, 78% in 2001 and 79% in 2000. We expect gross margin to improve to approximately 80% to 82% in 2003.

Operating Expenses.

				% Change
	2002	2001	2000	02/01	01/00
	(in millions)
Sales and marketing	$137.8	$125.8	$109.2	10%	15%
Research and development	69.2	64.3	59.6	8	8
General and administrative	33.2	30.8	28.3	8	9
Amortization of acquired intangibles	9.0	33.8	38.1	(73)	(11)

Operating Expenses as a Percent of Total Revenue.

	2002	2001	2000
Sales and marketing	53%	52%	47%
Research and development	26	27	26
General and administrative	13	13	12
Amortization of acquired intangibles	3	14	16

Sales and Marketing Expenses.    Sales and marketing expenses consist primarily of employee-related costs such as salaries, benefits, commissions and promotional and advertising expenses. The increase in sales and marketing expenses of $12.0 million for 2002, when compared to 2001, was a result of increase in salaries of $7.2 million, commissions of $3.8 million, fringe benefits of $2.9 million and information technology related costs of $2.2 million. These increases were offset by decreases in internal sales meetings of $1.8 million, recruiting related costs of $0.8 million and travel of $0.5 million. The increase in sales and marketing expenses of $16.6 million for 2001, when compared to 2000, was, for the most part, a result of an increase in salaries and other compensation. Our sales and marketing personnel increased to 583 in 2002 from 486 in 2001 and 454 in 2000. The increase in headcount in 2002 was largely due to the acquisition of OTG personnel. We believe that sales and marketing expenses will increase in absolute dollars in 2003, but decrease as a percentage of total revenue, as we focus our efforts on improving the efficiency and productivity of our current personnel.

Research and Development Expenses.    Research and development expenses consist primarily of employee-related costs such as salaries, benefits and facilities and equipment costs. The increase in research and development expenses of $4.9 million for 2002, when compared to 2001, was attributable to increases in salaries of $5.0 million, information technology related expenses of $2.4 million and education of $1.7 million. These increases were offset by decreases in incentive bonuses of $1.7 million, depreciation expense of $1.3 million, product localization of $0.4 million and travel-related costs of $0.7 million. The increase in research and development expenses of $4.7 million for 2001, when compared to 2000, resulted from increased depreciation expense, facilities expenses and salaries and other compensation. Salary and other compensation increased even though overall headcount decreased as of December 31, 2001, because the majority of the headcount reductions associated with the development laboratory restructuring occurred in the fourth quarter of 2001. The number of research and development personnel increased to 450 in 2002 from 348 in 2001 and from 364 in 2000. The increase in headcount in 2002 was largely due to the acquisition of OTG personnel. We believe that research and development expenses will continue to increase slightly in absolute dollars in 2003, but decrease as a percentage of total revenue, as we invest in developing new products and integrating our existing technologies.

General and Administrative Expenses.    General and administrative expenses primarily include employee-related costs of our finance, human resources and other administrative departments and an allocated amount of facilities, information technology and education costs. The increase in general and administrative costs of $2.4 million in 2002, when compared to 2001, related to increases in salaries of $4.9 million and facilities costs of $2.9 million. These increases were offset by decreases in incentive bonuses of $1.3 million, the use of consultants and outside services of $2.6 million, investor services of $0.9 million and recruiting-related costs of $0.8 million. The increase in general and administrative costs of $2.5 million in 2001, when compared to 2000, related to increases in salaries, other compensation, travel and entertainment, partially offset by a reduction in recruiting costs. General and administrative personnel increased to 222 in 2002 from 194 in 2001 and 154 in 2000. We expect that general and administrative expenses will increase in absolute dollars in 2002, but decrease as a percentage of revenue, as headcount will not fluctuate significantly from its current level.

Amortization of Acquired Intangibles.    The decrease in amortization of acquired intangibles of $24.8 million in 2002, when compared to 2001, related to the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002, whereby the amortization of goodwill was no longer required. (See Recent Accounting Pronouncements in Note 2 of the Consolidated Financial Statements for further details.) As of December 31, 2002, the weighted-average amortization period for patents and purchased technology, and customer relationships was 5.0 years and 3.2 years, respectively. Future intangible amortization expense is estimated to be $10.8 million in 2003, $7.9 million in 2004, $5.0 million in 2005 and 2006 and $1.9 million in 2007.

Litigation Settlement Charge.    In April 2002, we settled the class action and derivative lawsuits filed in 2000 in the United States District Court for the Northern District of California and in San Mateo County Superior Court, respectively. The settlements in the federal and state litigation called for Legato to pay a total of $87.7 million, which included attorneys’ fees, in May 2002. Approximately $21.0 million of the settlement amount was reimbursed by our insurance carriers. The settlement was recorded as a $67.0 million charge to the results of operations for the quarter ended March 31, 2002 and was paid during the quarter ended June 30, 2002.

Restructuring Charges.    During 2002, we incurred a charge to our results of operations of $11.7 million primarily related to excess facilities located in Burlington, Ontario, Canada; Mountain View, California and Rockville, Maryland and to the closure of several smaller sales offices. Throughout 2002, we actively pursued sub-tenants for the excess space. However, given the current excess capacity in these metropolitan areas, we had limited success in finding sub-tenants. During 2001, we incurred $9.4 million in charges as we restructured our development operations to reduce our cost structure and to integrate and reduce selling and marketing activities. In connection with these activities, we reduced our workforce by approximately 215 employees and closed our development facilities in Sunnyvale, California; Eden Prairie, Minnesota; Orem, Utah and New Delhi, India. The following table summarizes the restructuring activity during 2001 and 2002 (in thousands):

	Severance and Benefits	Excess Facilities	Assets	Total
Balance, December 31, 2000	$—	$—	$—	$—
Restructuring charges	3,148	2,398	3,827	9,373
Cash payments	(2,512)	(1,177)	—	(3,689)
Non-cash write-off	—	—	(3,827)	(3,827)

Balance, December 31, 2001	636	1,221	—	1,857
Restructuring charges	833	10,068	848	11,749
Cash payments	(591)	(509)	—	(1,100)
Non-cash write-off	—	—	(848)	(848)

Balance, December 31, 2002	$878	$10,780	$—	$11,658

We expect that the majority of the severance and benefits to be paid in the first quarter of 2003 while the majority of the excess facilities will be paid out over the next two years. When computing the restructuring charge for 2002, we assumed that we would find sub-tenants for the balance of the lease term and that we would derive sub-lease income of $11.8 million. If we are unsuccessful in finding quality sub-tenants or at the rate of rent estimated, we could have a further charge to the results of operations in a future period.

OTG Software, Inc.    In the acquisition of OTG, all issued and outstanding shares were purchased for $382.5 million, consisting of cash of $87.3 million (OTG, in May 2002, had cash and investments of $85.7 million as of the closing date), the issuance of 23.8 million shares of Legato common stock valued at $262.7 million and the issuance of 3.4 million stock options valued at $22.8 million. We also incurred $9.7 million in merger-related costs. These costs primarily consist of investment banking, legal and other professional fees and severance and duplicate facility costs. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of the acquisition of OTG (in thousands):

Cash and investments	$85,728
Accounts receivable	13,916
Other current assets	2,889
Property and equipment	9,319

Total assets acquired	111,852
Accrued liabilities	(29,175)
Deferred revenue	(8,810)

$73,867

The purchase price of $382.5 million has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their estimated fair values on the acquisition date. The valuation of identifiable intangible assets was performed by independent valuation experts. Deferred stock compensation is the intrinsic value associated with the 1.2 million of unvested options that were assumed and is being amortized over the options’ remaining vesting period. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired. The allocation of purchase price is as follows (in thousands):

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

Purchased technology, customer relationships and in-process research and development were identified and valued through interviews and analysis of data provided by management. For development projects that had reached technological feasibility, they were classified as purchased technology, and the value assigned to the purchased technology was capitalized. The income approach, which includes an analysis of the cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing acquired intangible assets. Key assumptions included estimates of revenue growth, cost of sales, operating expenses and taxes. Discount rates used in the valuation of purchased technology, customer relationships and in-process research and development were 20%, 15% and 35%, respectively.

SCH.    In the acquisition of SCH, all issued and outstanding shares of SCH were purchased for $10.3 million. We also paid $1.9 million to current and former employees as a transactional bonus, assumed net liabilities of $0.3 million and incurred $1.6 million in acquisition related expenses, which consisted primarily of professional fees, severance expenses and facility abandonment costs. Excluding SCH’s cash balance of $4.0 million, the aggregate purchase price was $10.1 million and was allocated as follows (in thousands):

Tangible assets received	$2,522
Developed technology	989
Goodwill	9,377
Liabilities assumed	(2,792)

$10,096

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

Interest and Other Income, Net.    Interest and other income, net was $2.6 million in 2002, $7.7 million in 2001 and $6.6 million in 2000. The decrease in interest and other income, net in 2002 is attributable to the significant decrease in our investments, a reduction in our investment yield and some foreign currency losses. The increase in interest and other income, net in 2001 relates primarily to a $2.0 million gain on the sale of an equity investment during the second quarter of 2001. Excluding this gain, interest and other income, net decreased by $0.9 million, which reflects a decrease in interest rates during 2001 partially offset by higher yielding cash investments in taxable and longer duration instruments.

Provision for (Benefit from) Income Taxes.    During 2002, we established a full valuation allowance against our deferred tax assets, because we determined that it is more likely than not that all deferred tax assets will not be realized in the foreseeable future. As a result, the provision for income taxes was $77.7 million in 2002 as compared to a benefit from income taxes of $35.5 million in 2001 and $9.5 million in 2000, with an effective tax rate of 51% (provision) in 2002, 30% (benefit) in 2001 and 21% (benefit) in 2000. The difference in the effective tax rate for 2001, when compared to 2000, is primarily related to a decrease in the amount of non-deductible goodwill amortization and a decrease in foreign tax expense related to foreign income.

Liquidity and Capital Resources

Our cash, cash equivalents and investments totaled $70.0 million as of December 31, 2002 as compared to $145.7 million as of December 31, 2001. To date, we have financed our operations primarily by cash from operations and sales of our common stock.

Net cash used by operating activities in 2002 was $80.4 million as compared to net cash provided by operating activities of $0.3 million in 2001. Net cash used by operating activities in 2002 was primarily attributable to our shareholder litigation settlement of $67.0 million (net of $21.0 million from our insurers). Cash used by our on-going operations was $13.4 million and consisted primarily of the net loss of $228.8 million, offset by the litigation settlement charge of $67.0 million, a decrease in the deferred tax assets of $78.0 million, the write-off of in-process research and development of $33.2 million, depreciation and amortization of $27.4 million and the net change in operating assets and liabilities of $5.5 million. Net cash provided by operating activities in 2001 consisted primarily of depreciation and amortization of $50.8 million, impairment of intangibles of $48.9 million and the tax benefit from stock option exercises of $4.1 million. This amount was partially offset by the net loss of $81.5 million, an increase in the deferred tax assets of $45.3 million and the net change in operating assets and liabilities of $16.6 million. Net cash provided by operating activities in 2000 consisted primarily of increases to accrued liabilities and deferred revenue of $14.9 million, depreciation and amortization of $52.8 million, the tax benefit from stock option exercises of $4.6 million and a provision for doubtful accounts and sales returns of $7.0 million partially, which were offset by the net loss of $35.2 million and increases in deferred tax assets of $19.9 million and other assets of $10.4 million.

Net cash provided by investing activities was $47.9 million compared to net cash used in investing activities of $61.7 million in 2001 and $25.1 million in 2000. In 2002, we had net redemptions of our investments of $66.2 million primarily to pay the settlement of our shareholder lawsuit. Purchases of property and equipment decreased to $13.4 million from $26.1 million in 2001 and $25.0 million in 2000. We spent $11.6 million in 2001 and $5.8 million in 2002 to replace and upgrade our core information technology infrastructure. Investing activities also consisted of net payments of $3.3 million for the purchase of technology and workforce and $1.6 million for OTG Software, Inc. in 2002 and $8.7 million related to the purchase of Software Clearing House in 2001. In 2003, we expect our total capital expenditures to be less than $10 million.

Net cash provided by financing activities was $23.2 million in 2002, which consisted of proceeds from the issuance of our common stock of $12.6 million and a borrowing against a line of credit of $10.6 million. During 2002, we entered into a $20.0 million secured line of credit with Silicon Valley Bank. At December 31, 2002, $10.5 million was outstanding. The credit facility is due to expire in December 2003. Borrowings under the credit facility bear interest at the greater of 0.5% above the Prime Rate or 4.75% (4.75% at December 31, 2002), and are subject to our compliance with financial and other covenants. The credit agreement requires us to maintain specified financial covenants such as minimum quarterly revenue, minimum unrestricted cash balances and a minimum quick ratio; all of which we were in compliance with as of December 31, 2002. Net cash provided by financing activities was $14.4 million in 2001 and $8.3 million in 2000 and related primarily to proceeds received from the issuance of our common stock.

As of December 31, 2002, the only significant contractual obligations or commercial commitments consisted of our facility lease commitments totaling $94.8 million, of which $17.8 million will be paid in 2003, $15.9 million in 2004 and $61.1 million thereafter. (See Note 5 to the Notes to the Consolidated Financial Statements for further details.) We do not have any other off-balance sheet arrangement that could significantly reduce our liquidity.

During the fourth quarter of 2002, we generated $13.2 million in operating cash flows. Based on our current operating plan and limited capital spending, we expect to generate positive cash flow in 2003. We believe our existing cash and investment balances will provide us the liquidity and capital resources required to sustain our operations for at least through 2003.

Disclosures About Market Risk

Interest Rate Risk.    Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. While we are exposed to interest rate fluctuations in many countries, our interest income is most sensitive to fluctuations in the general level of U.S. interest rates. In this regard, changes in the U.S. interest rates affect the interest earned on our cash, cash equivalents and investments. We invest in high quality credit issuers and, by policy, limit the amount of our credit exposure to any one issuer. As stated in our policy, our first priority is to reduce the risk of principal loss. Consequently, we seek to preserve our invested funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in only high quality credit securities that we believe to be low risk and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity.

The table below presents the carrying value, which approximated fair value, and related weighted average interest rates for our investments in marketable securities as of December 31, 2002 (dollars in millions).

	Carrying Value	Interest Rate
Investments—fixed rate	$14,983	4.0%
Cash equivalents:
Fixed rate	2,512	2.4%
Variable rate	16,090	0.9%

	$33,585	2.4%

Foreign Currency Risk.    As a global concern, we face exposure to adverse movements in foreign currency exchange rates. This exposure may change over time as business practices evolve and could seriously harm our financial results. Substantially all of our international sales are currently denominated in U.S. dollars and Euros. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and therefore, reduce the demand for our products. Reduced demand for our products could seriously harm our financial results. Currently, we do not hedge against any foreign currencies and, as a result, could incur unanticipated gains or losses.

Recent Accounting Pronouncements.    In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock Based Compensation—Transition and Disclosure—as Amendment to FAS 123.” SFAS No. 148 provides two additional transition methods for entities that adopt the preferable method of accounting for stock based compensation. Further, the statement requires disclosure of comparable information for all companies regardless of whether, when or how an entity adopts the preferable, fair value based method of accounting. As we continued to disclose the fair value of stock option compensation only, SFAS No. 148 did not have any impact on our financial position or results of operations. The transition and annual disclosures of SFAS No. 148 have been disclosed in Note 7 to the Consolidated Financial Statements.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. We do not expect the adoption of FIN 45 will have a material impact on our financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We are evaluating the impact that the adoption of this standard will have on our consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard replaces EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We will adopt SFAS No. 146 on January 1, 2003 and do not expect it will have a material impact on our financial position or results of operations.

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

In April 2002, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” which requires that all out-of-pocket expenses billed to a customer be classified as revenue. EITF Issue No. 01-14 was effective for our fiscal quarter beginning on January 1, 2002, with comparative financial statements for prior periods reclassified to conform to this presentation. We had previously treated reimbursement for “out-of-pocket” expenses as a reduction to cost of revenue. Our adoption of EITF Issue No. 01-14 did not have a material impact on our revenue or any effect on our gross margins, operating margins, net loss and net loss per share.

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

The information required by Item 7A is incorporated by reference from the section entitled “Disclosures About Market Risk” found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by Item 8 are submitted as a separate section of this Annual Report on Form 10-K. See Item 15.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 as to directors is incorporated by reference from the sections entitled “Election of Directors” and “Compliance with Reporting Requirements of Section 16(a)” in our definitive Proxy Statement for our annual stockholders’ meeting to be held in 2003.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from the section entitled “Director and Executive Compensation and Related Information” in our definitive Proxy Statement for our annual stockholders’ meeting to be held in 2003.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference from the section entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in our definitive Proxy Statement for our annual stockholders’ meeting to be held in 2003.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated by reference from the section entitled “Certain Relationships and Related Transactions” in our definitive Proxy Statement for our annual stockholders’ meeting to be held in 2003.

ITEM 14.	CONTROLS AND PROCEDURES

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1  Financial Statements

(a) 2  Financial Statement Schedules

All schedules have been omitted because they are not required or the required information is shown in the financial statements or notes thereto.

(a) 3  Exhibits

The following exhibits are filed with this Annual Report on Form 10-K:

Exhibit Number		Exhibit Title
2.1	(9)	Agreement and Plan of Merger, dated as of February 20, 2002, by and among the Registrant, Orion Acquisition Sub Corp. and OTG Software, Inc.

3.1	(3)	Amended and Restated Certificate of Incorporation of the Registrant, as amended to date.

3.2	(5)	Amended and Restated Bylaws of the Registrant adopted on May 23, 1997.

3.3	(6)	Form of Certificate of Designation filed in connection with Rights Agreement, dated May 23, 1997.

4.1	(6)	Rights Agreement, dated March 23, 1997 between the Registrant and Harris Trust and Savings Bank.

10.1	(1)#	Form of Indemnification Agreement entered into between the Registrant and its directors and officers.

10.2	(1)#	The Registrant’s 1995 Stock Option/Stock Issuance Plan, as amended to date.

10.3	(1)#	The Registrant’s Employee Stock Purchase Plan.

10.4	(2)#	The Registrant’s International Employee Stock Purchase Plan.

10.5	(7)#	The Registrant’s 2001 Employee Stock Purchase Plan and 2001 International Employee Stock Purchase Plan.

10.6	(4)	Lease Agreement dated March 14, 1996, between the Registrant and Coherent, Inc., regarding the space located at 3210 Porter Drive, Palo Alto, California.

10.7	(12)	Lease Agreement dated July 6, 1999, between the Registrant and Sobrato Interests III, regarding the space located at 2350 West El Camino Real, Mountain View, California.

10.8	(12)	Lease Agreement dated December 14, 1999, between the Registrant and Westbury International (1991) Corporation, regarding the space located at 1000 International Blvd., Burlington, Ontario, Canada.

10.9	(8)#	Separation Agreement, dated July 28, 2000, between the Registrant and Stephen C. Wise.

10.10	(8)#

Offer Letter from Registrant to David B. Wright, dated September 25, 2000; Amendment to Employment Agreement between Registrant and David B. Wright, dated December 4, 2000; and Promissory Note between Registrant and David B. Wright, dated December 6, 2000.

10.11	(10)	Lease Agreement, dated April 2, 2001, between OTG Software, Inc. and Boston Properties Limited Partnership, regarding the space located at 2600 Tower Oaks Boulevard, Rockville, Maryland.

10.12	(11)#	Employment Agreement between Legato and David B. Wright dated September 13, 2002.

10.13	(11)#	Amendment to Employment Agreement Dated September 13, 2002 between Legato and David B. Wright.

10.14	(11)#	Employment Agreement between Legato and David L. Beamer dated September 13, 2002.

10.15	(11)#	Amendment to Employment Agreement Dated September 13, 2002 between Legato and David L Beamer.

10.16	(11)#	Employment Agreement between Legato and Andrew J. Brown dated September 13, 2002.

Exhibit Number		Exhibit Title
10.17	(11)#	Amendment to Employment Agreement Dated September 13, 2002 between Legato and Andrew J. Brown.

10.18	(11)#	Employment Agreement between Legato and Thomas L. Panozzo dated September 13, 2002.

10.19	(11)#	Amendment to Employment Agreement Dated September 13, 2002 between Legato and Thomas L. Panozzo.

10.20	(11)#	Employment Agreement between Legato and James P. Chappell dated September 13, 2002.

10.21	(11)#	Amendment to Employment Agreement Dated September 13, 2002 between Legato and James P. Chappell.

10.22		Loan and Security Agreement between Legato and Silicon Valley Bank, dated December 31, 2002.

10.23

Amendment No. 1 to Lease Agreement, dated April 2, 2001, by and between OTG Software, Inc. and Boston Properties Limited Partnership, regarding the space located at 2600 Tower Oaks Boulevard, Rockville, Maryland.

21.1		Subsidiaries of the Registrant.

23.1		Consent of PricewaterhouseCoopers LLP, Independent Accountants.

24.1		Power of Attorney (included at page 73)

99.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Compensatory plan or arrangements.
(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, filed May 9, 1995 (File No. 33-92072).
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8, filed March 14, 1996 (File No. 333-02378).
(3)	Incorporated by reference to the Registrant’s Form 14A, filed April 6, 1998.
(4)	Incorporated by reference to the Registrant’s Form 10-Q, filed August 13, 1996.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated June 6, 1997.
(6)	Incorporated by reference to the Registrant’s Form 8-A, dated May 30, 1997.
(7)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8, filed May 16, 2001 (File No. 333-61022).
(8)	Incorporated by reference to the Registrant’s Form 10-K, filed March 29, 2001.
(9)	Incorporated by reference to the Registrant’s Form 8-K, filed February 21, 2002.
(10)	Incorporated by reference to OTG Software, Inc.’s Form 10-Q for the Three Month Period Ended June 30, 2000.
(11)	Incorporated by reference to the Registrant’s Form 10-Q, filed November 14, 2002.
(12)	Incorporated by reference to the Registrant’s Form 10-K, filed March 14, 2002.

(b)  Reports on Form 8-K

None.

(c)  Exhibits

See (a) 3 above.

(d)  Financial Statement Schedule

See (a) 2 above.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of

Legato Systems, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related statements of operations, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Legato Systems, Inc. and its subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the Consolidated Financial Statements, effective January 1, 2002, the Company changed its method of accounting for goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/    PRICEWATERHOUSECOOPERS LLP

San Jose, California

February 4, 2003

LEGATO SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amount)

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$54,726	$63,281
Short-term investments	15,318	82,414
Accounts receivable, net	51,501	39,581
Other current assets	7,487	12,373
Deferred tax assets	—	61,136

Total current assets	129,032	258,785
Property and equipment, net	43,906	42,884
Intangible assets, net	30,586	15,616
Goodwill	270,709	16,026
Deferred tax assets	—	19,754
Other assets	5,483	2,196

	$479,716	$355,261

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$10,550	$—
Accounts payable	12,294	8,316
Accrued liabilities	58,314	41,440
Deferred revenue	67,956	41,748

Total current liabilities	149,114	91,504
Deferred revenue—net of current portion	2,808	3,798

Total liabilities	151,922	95,302

Commitments and contingencies (Note 5)
Stockholders’ Equity:
Common stock and capital in excess of par, $0.0001 par value: 200,000 shares authorized; 116,136 and 89,613 issued and outstanding, respectively	627,067	329,951
Deferred stock compensation	(416)	—
Accumulated other comprehensive income	582	684
Accumulated deficit	(299,439)	(70,676)

Total stockholders’ equity	327,794	259,959

	$479,716	$355,261

The accompanying notes are an integral part of these consolidated financial statements.

LEGATO SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amount)

	Year Ended December 31,
	2002	2001	2000
Revenue:
License	$132,501	$147,528	$145,612
Service and support	129,393	95,073	85,783

Total revenue	261,894	242,601	231,395

Cost of revenue:
License	9,524	5,517	6,020
Service and support	44,789	48,916	41,591

Total cost of revenue	54,313	54,433	47,611

Gross profit	207,581	188,168	183,784

Operating expenses:
Sales and marketing	137,791	125,824	109,247
Research and development	69,243	64,292	59,570
General and administrative	33,249	30,768	28,292
Amortization of acquired intangibles	8,988	33,755	38,088
Litigation settlement charge	67,000	—	—
Restructuring charges	11,749	9,373	—
In-process research and development	33,200	—	—
Impairment of intangibles	—	48,869	—

Total operating expenses	361,220	312,881	235,197

Loss from operations	(153,639)	(124,713)	(51,413)
Interest and other income, net	2,615	7,675	6,631

Loss before provision for (benefit from) income taxes	(151,024)	(117,038)	(44,782)
Provision for (benefit from) income taxes	77,739	(35,543)	(9,533)

Net loss	$(228,763)	$(81,495)	$(35,249)

Basic and diluted net loss per share	$(2.16)	$(0.92)	$(0.41)

Weighted-average shares outstanding	106,077	88,842	86,727

The accompanying notes are an integral part of these consolidated financial statements

LEGATO SYSTEMS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

		Common Stock
	Comprehensive Loss	Shares	Par Value and Capital in Excess of Par	Notes Receivable From Sale of Stock	Deferred Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Retained Total Stockholders’ Equity
Balance, December 31, 1999		85,382	$292,053	$(345)	$—	$(31)	$46,068	$337,745
Payment on notes receivable		—	—	4	—	—	—	4
Stock issued under option plans		1,547	9,251	—	—	—	—	9,251
Stock issued under employee stock purchase plan		460	5,777	—	—	—	—	5,777
Tax benefit from stock option exercises		—	4,620	—	—	—	—	4,620
Stock-based compensation		—	101	—	—	—	—	101
Unrealized gain on investments	$85	—	—	—	—	85	—	85
Net loss	(35,249)	—	—	—	—	—	(35,249)	(35,249)

Balance, December 31, 2000	$(35,164)	87,389	311,802	(341)	—	54	10,819	322,334

Settlement of notes receivable		(3)	(135)	341	—	—	—	206
Stock issued under option plans		1,421	7,954	—	—	—	—	7,954
Stock issued under employee stock purchase plan		806	6,249	—	—	—	—	6,249
Tax benefit from stock option exercises		—	4,081	—	—	—	—	4,081
Unrealized gain on investments	$630	—	—	—	—	630	—	630
Net loss	(81,495)	—	—	—	—	—	(81,495)	(81,495)

Balance, December 31, 2001	$(80,865)	89,613	329,951	—	—	684	(70,676)	259,959

Stock issued under option plans		1,087	5,339	—	—	—	—	5,339
True-up of tax benefit from stock option exercises in 2001		—	(307)	—	—	—	—	(307)
Stock issued under employee stock purchase plan		1,633	7,272	—	—	—	—	7,272
Stock issued in connection with OTG acquisition		23,803	262,745	—	—	—	—	262,745
OTG stock options assumed, net of forfeited options		—	22,067	—	(812)	—	—	21,255
Amortization of deferred stock compensation		—	—	—	396	—	—	396
Unrealized loss of investments	$(902)	—	—	—	—	(902)	—	(902)
Unrealized gain on translation	800	—	—	—	—	800	—	800
Net loss	(228,763)	—	—	—	—	—	(228,763)	(228,763)

Balance, December 31, 2002	$(228,865)	116,136	$627,067	$—	$(416)	$582	$(299,439)	$327,794

The accompanying notes are an integral part of these consolidated financial statements.

LEGATO SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net loss	$(228,763)	$(81,495)	$(35,249)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred taxes (net of effect of acquisitions)	77,972	(45,258)	(19,925)
Depreciation and amortization	27,433	50,792	52,848
Impairment of intangibles	—	48,869	—
In-process research and development	33,200	—	—
Amortization of deferred stock compensation	396	—	—
Write-off of property and equipment	848	3,827	—
Provision for doubtful accounts and product returns	3,307	6,782	6,995
Tax benefit from (provision for) stock option exercises	(307)	4,081	4,620
Changes in operating assets and liabilities:
Accounts receivable	(1,147)	2,849	(1,263)
Other assets	4,499	11,305	(10,410)
Accounts payable	(118)	1,468	(631)
Accrued liabilities	(14,128)	5,650	7,444
Deferred revenue	16,374	(8,538)	7,415

Net cash provided by (used in) operating activities	(80,434)	332	11,844

Cash flows from investing activities:
Purchase of available-for-sale securities	(20,977)	(523,541)	(63,417)
Maturities and sales of available-for-sale securities	87,171	496,628	63,337
Acquisition of property and equipment	(13,417)	(26,124)	(24,998)
Purchase of technology	(3,250)	—	—
Purchase of acquired companies, net of cash assumed	(1,609)	(8,697)	—

Net cash provided by (used in) investing activities	47,918	(61,734)	(25,078)

Cash flows from financing activities:
Proceeds from issuance of common stock	12,611	14,203	15,028
Borrowing under line of credit	10,550	—	—
Proceeds from (repayment of) short-term loan	—	—	(6,847)
Other	—	206	105

Net cash provided by financing activities	23,161	14,409	8,286

Effect of exchange rate changes on cash	800	—	—

Net decrease in cash and cash equivalents	(8,555)	(46,993)	(4,948)
Cash and cash equivalents at beginning of year	63,281	110,274	115,222

Cash and cash equivalents at end of year	$54,726	$63,281	$110,274

Supplemental cash flow information:
Cash paid for income taxes	$785	$3,036	$2,247
Cash paid for interest	260	—	—
Non-cash investing and financing activities:
Issuance of common stock and stock options exchanged in purchase business combinations	$284,000	$—	$—
Unrealized gain (loss) on investments	(902)	630	85
Common stock exchanged for notes receivable	—	135	—

The accompanying notes are an integral part of these consolidated financial statements.

LEGATO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    The Company

Legato Systems, Inc. was incorporated in Delaware in September 1988. We develop, market and support storage software products and services worldwide. Our solutions protect and manage information, assure the availability of applications and provide immediate access to business-critical information in distributed open systems environments. Our solutions provide enterprise level customers the business continuity and operational efficiency to maintain a constant state of access to, and availability of, business-critical information. Our solutions recognize the interdependence between data and applications. Information management within an enterprise includes the protection, recovery and archiving of data, the management of performance and operation of applications, the optimization of storage devices and media including disk and tape, and the capture, organization and immediate access to content and messages. Our heterogeneous software products are mostly found in distributed, open systems which are generally understood to include UNIX, Windows NT, Windows 2000 and Linux server and storage computer systems.

2.    Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation.    The consolidated financial statements include the Company’s accounts and the accounts of its wholly owned subsidiaries and branch offices. All significant intercompany balances and transactions have been eliminated. We have no investments which are accounted for under the equity method.

Foreign Currency Translation.    Assets and liabilities of foreign subsidiaries, where the functional currency is the local currency, are translated using exchange rates in effect at the end of the period, and revenue and costs are translated using average exchange rates for the period. Gains and losses on the translation into U.S. dollars of amounts denominated in foreign currencies are included in the results of operations for those operations whose functional currency is the U.S. dollar, and as a separate component of stockholders’ equity for those operations whose functional currency is the local currency.

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

Concentration of Credit Risk.    Financial instruments that potentially subject us to concentrations of credit risk consist principally of investments and accounts receivable. Our investment policy limits investments to shorter-term, low-risk instruments. Financial instruments are executed with financial institutions with strong credit ratings, which minimizes risk of loss due to non-payment. We have not experienced any losses due to credit impairment related to our financial instruments. Concentration of credit risk related to accounts receivable is limited as our customers are dispersed across geographies. As of December 31, 2002 and 2001, no single customer accounted for more than 10% of accounts receivable.

Cash, Cash Equivalents and Investments.    Cash equivalents are highly liquid debt instruments with maturities of three months or less as of the date of purchase. Investments are equity securities or debt instruments with original maturities greater than three months. The appropriate classification of investments in marketable securities is determined at the time of purchase. Marketable securities classified as available-for-sale are carried at fair value, with the unrealized gains or losses (net of tax), reported as a separate component of stockholders’ equity until realized. Realized gains and losses are recognized based on the specific identification method and were not significant in 2000. However in 2002 and 2001, we realized gains of $1.0 million and $2.2 million, respectively. As of December 31, 2002 and 2001, all marketable securities were classified as available-for-sale.

LEGATO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of our investments in marketable securities follows (in thousands):

	December 31,
	2002	2001
Corporate debt securities	$11,438	$91,284
U.S. government notes	—	18,130
Money market funds	12,596	17,353
Repurchase agreements	3,494	—
Master notes	3,200	—
Commercial paper	1,312	—
Asset backed securities	—	4,142
Auction rate securities	—	1,450
State and local municipality notes	1,545	909
Equity securities	335	499

Total marketable securities	33,920	133,767
Less: cash equivalents	(18,602)	(51,353)

Total investments	$15,318	$82,414

As of December 31, 2002, investments with contractual maturities of one year or less and one year through three years were $6.6 million and $8.5 million, respectively. Our investments can be liquidated in short notice with no significant penalties.

Property and Equipment.    Property and equipment are stated at cost. Depreciation for property and equipment is provided using the straight-line method over the estimated useful lives of the respective assets, which is generally two to five years for computer equipment and office furniture, three to seven years for computer software and three to ten years for furniture and fixtures. Depreciation for leasehold improvements is provided using the straight-line method over the shorter of the estimated useful lives of the respective assets or the remaining lease term.

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

Revenue Recognition.    Revenue is derived from primarily two sources: (i) license revenue, derived from the sale of software licenses to resellers and end users, including large-scale enterprises, and royalty revenue,

LEGATO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

derived from initial license fees and ongoing royalties from licenses of source code to OEMs; and (ii) service and support revenue, derived from providing software updates, technical support, training and consulting services to our customers.

License revenue is generally recognized when a signed contract or other persuasive evidence of an arrangement exists, the software has been shipped or electronically delivered, the license fee is fixed or determinable and collection of resulting receivables is reasonably assured. Estimated product returns are recorded upon recognition of revenue from customers having rights of return, including exchange rights for unsold products and product upgrades. Provisions for estimated warranty costs and anticipated retroactive price adjustments are recorded at the time products are shipped. For sales to international distributors, license revenue is generally recognized upon meeting the criteria above and identifying their customers. For sales to domestic distributors, license revenue is recognized upon sale by the distributor to its customer. License revenue from royalty payments is recognized upon receipt of royalty reports from OEMs related to their product sales. Revenue from subscription license agreements, which include software, rights to future products and maintenance, is recognized ratably over the term of the subscription period.

Service and support revenue consists primarily of revenue received for providing software updates, technical support for software products, on-site support, consulting and training. Revenue from updates and support is recognized ratably over the term of the agreements. Revenue allocated to training and consulting services, or derived from the separate sales of these services, is recognized as the related services are provided.

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

The following summarizes the activity related to the allowance for doubtful accounts and product returns (in thousands):

	Balance at Beginning of Year	Charged Against Revenue	Charged to Expenses	Deductions	Balance at End of Year
Year ended December 31, 2002	$7,868	$2,505	$802	$(3,450)	$7,725
Year ended December 31, 2001	7,731	5,981	801	(6,645)	$7,868
Year ended December 31, 2000	3,734	5,138	1,857	(2,998)	7,731

Advertising Expenses.    Advertising costs are expensed as incurred and totaled $2.1 million in 2002, $2.0 million in 2001 and $2.0 million in 2000.

Comprehensive Income (Loss).    Comprehensive income (loss) includes unrealized gains and losses on investments that are available for sale and on foreign currency translation adjustments, the impact of which have been excluded from net income (loss) and reflected as equity. The components of comprehensive income (loss) are reported on our consolidated statement of stockholders’ equity.

Net Income (Loss) Per Share.    Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average shares of common stock outstanding during the year. Diluted net income per share is computed by dividing net income by the weighted average shares of common stock and potential common shares outstanding during the year. Potential common shares outstanding consist of dilutive shares issuable upon the exercise of outstanding options to purchase common stock as computed using the treasury stock method. For the

LEGATO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

years in which we have a loss, potential common shares outstanding are excluded from the computation of diluted net loss per share as their effect is anti-dilutive. As of December 31, 2002, 2001 and 2000, there were potential common shares outstanding of 6.8 million, 11.7 million and 8.1 million with a weighted average price of $4.04 per share, $8.56 per share and $8.72 per share, respectively. These shares were not considered in calculating diluted net loss per share, because their effect was anti-dilutive.

Recent Accounting Pronouncements.    In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation—Transition and Disclosure—as Amendment to FAS 123.” SFAS No. 148 provides two additional transition methods for entities that adopt the preferable method of accounting for stock based compensation. Further, the statement requires disclosure of comparable information for all companies regardless of whether, when or how an entity adopts the preferable, fair value based method of accounting. As we continue to disclose the fair value of stock option compensation only, SFAS No. 148 did not have any impact on our financial position or results of operations. The transition and annual disclosures of SFAS No. 148 have been disclosed in Note 7.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. We do not expect the adoption of FIN 45 will have a material impact on our financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We are evaluating the impact that the adoption of this standard will have on our consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard replaces EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We will adopt SFAS No. 146 on January 1, 2003 and do not expect it will have a material impact on our financial position or results of operations.

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

LEGATO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In April 2002, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” which requires that all out-of-pocket expenses billed to a customer be classified as revenue. EITF Issue No. 01-14 was effective for our fiscal quarter beginning on January 1, 2002, with comparative financial statements for prior periods reclassified to conform to this presentation. We had previously treated reimbursement for “out-of-pocket” expenses as a reduction to cost of revenue. Our adoption of EITF Issue No. 01-14 did not have a material impact on our revenue or any effect on our gross margins, operating margins, net loss and net loss per share.

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

	Year Ended December 31,
	2002	2001	2000
Net loss—as reported	$(228,763)	$(81,495)	$(35,249)
Adjustment:
Amortization of goodwill	—	19,014	17,451

Net loss—as adjusted	$(228,763)	$(62,481)	$(17,798)

Net loss per share, basic and diluted—as reported	$(2.16)	$(0.92)	$(0.41)

Net loss per share, basic and diluted—as adjusted	$(2.16)	$(0.70)	$(0.21)

The components of other intangibles are as follows (in thousands):

	December 31, 2002	December 31, 2001
Patents and purchased technology	$41,539	$24,589
Customer relationships	30,800	22,500
Assembled workforce	—	4,500

	72,339	51,589
Less: accumulated amortization	(41,753)	(35,973)

	$30,586	$15,616

LEGATO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The changes in the carrying amount of goodwill are as follows (in thousands):

Balance as of December 31, 2001	$16,026
Reclass of assembled workforce	1,292
Acquisitions	253,391

Balance as of December 31, 2002	$270,709

As of December 31, 2002, the following is the gross carrying amount and accumulated amortization for the acquired intangible assets (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Patents and purchased technology	$41,539	$(19,166)	$22,373
Customer relationships	30,800	(22,587)	8,213

	$72,339	$(41,753)	$30,586

As of December 31, 2002, the weighted-average amortization period for patents and purchased technology, and customer relationships was 5.0 years and 3.2 years, respectively. Future intangible amortization expense is estimated to be $10.8 million in 2003, $7.9 million in 2004, $5.0 million in 2005 and 2006 and $1.9 million in 2007.

3.    Consolidated Balance Sheet Detail

	December 31,
	2002	2001
	(in thousands)
Accounts receivable:
Trade accounts receivable	$58,776	$47,449
Allowances for doubtful accounts and product returns	(7,725)	(7,868)

	$51,501	$39,581

Property and equipment:
Computer hardware	$52,705	$43,801
Computer software	27,212	18,978
Office equipment, furniture and fixtures	18,490	16,193
Leasehold improvements	14,757	13,344

	113,164	92,316
Accumulated depreciation	(69,258)	(49,432)

	$43,906	$42,884

Accrued liabilities:
Accrued compensation and benefits	$18,369	$19,202
Taxes payable	9,487	8,616
Restructuring	11,658	1,857
Other accrued liabilities	18,800	11,765

	$58,314	$41,440

LEGATO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Line of Credit

During 2002, we entered into a $20.0 million secured line of credit with Silicon Valley Bank. At December 31, 2002, $10.5 million was outstanding. The credit facility is due to expire in December 2003. Borrowings under the credit facility bear interest at the greater of 0.5% above the Prime Rate (4.75% at December 31, 2002), and are subject to our compliance with financial and other covenants. The credit agreement requires us to maintain specified financial covenants such as minimum quarterly revenue, minimum unrestricted cash balances and a minimum quick ratio; all of which we were in compliance with as of December 31, 2002.

5.    Commitments and Contingencies

Operating Leases.    We lease our operating facilities under non-cancelable operating leases that expire at various dates through 2011. Certain of these leases contain renewal options. Rent expense was $16.4 million in 2002, $13.6 million in 2001 and $12.1 million in 2000. We also entered into non-cancelable sub-leases that expire at various dates through 2011 and recognized sub-lease income of $1.8 million in 2002, $2.9 million in 2001 and $1.7 million in 2000, which was offset against rent expense. As of December 31, 2002, future minimum lease commitments and sub-lease income were as follows (in thousands):

Year ending December 31,	Operating Leases	Sub-lease Income
2003	$17,788	$1,628
2004	15,885	1,857
2005	14,686	1,900
2006	13,506	1,945
2007	9,767	602
Thereafter	23,213	1,385

	$94,845	$9,317

Restructuring Charges.    During 2002, we incurred a charge to our results of operations of $11.7 million primarily related to excess facilities located in Burlington, Ontario, Canada; Mountain View, California and Rockville, Maryland and to the closure of several smaller sales offices. Throughout 2002, we actively pursued sub-tenants for the excess space. However, given the current excess capacity in these metropolitan areas, we had limited success in finding sub-tenants. During 2001, we incurred $9.4 million in charges as we restructured our development operations to reduce our cost structure and to integrate and reduce selling and marketing activities. In connection with these activities, we reduced our workforce by approximately 215 employees and closed our development facilities in Sunnyvale, California, Eden Prairie, Minnesota, Orem, Utah and New Delhi, India. The following table summarizes the restructuring activity during 2001 and 2002 (in thousands):

	Severance and Benefits	Excess Facilities	Assets	Total
Balance, December 31, 2000	$—	$—	$—	$—
Restructuring charges	3,148	2,398	3,827	9,373
Cash payments	(2,512)	(1,177)	—	(3,689)
Non-cash write-off	—	—	(3,827)	(3,827)

Balance, December 31, 2001	636	1,221	—	1,857
Restructuring charges	833	10,068	848	11,749
Cash payments	(591)	(509)	—	(1,100)
Non-cash write-off	—	—	(848)	(848)

Balance, December 31, 2002	$878	$10,780	$—	$11,658

LEGATO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Litigation.    In April 2002, we settled the class action and derivative lawsuits filed in 2000 in the United States District Court for the Northern District of California and in San Mateo County Superior Court, respectively. The settlements in the federal and state litigation called for Legato to pay a total of $87.7 million, which included attorneys’ fees, in May 2002. Approximately $21.0 million of the settlement amount was reimbursed by our corporate insurance. The settlement was recorded as a $67.0 million charge to the results of operations for the quarter ended March 31, 2002 and was paid during the quarter ended June 30, 2002.

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

On or about November 20, 2002, we received an arbitration demand filed with the American Arbitration Association by Buro- und Datentechnik, an OTG European reseller. The reseller alleges that OTG misrepresented information concerning the capabilities of certain OTG products during 2001, and OTG’s intentions with respect to development plans for those products. On that basis, the reseller asserts that it is entitled to compensatory damages. Although insurance may be available to cover some portion of any potential liability, an adverse arbitration award could be materially adverse to our operating results.

On January 15, 2003, we received a notice of potential claim from the former shareholders of Intelliguard, Inc., a company purchased by Legato in April 1999. They allege that the Company and certain of its former officers made certain misrepresentations, upon which they relied when they agreed to sell Intelliguard to the Company. No formal legal action has been commenced, and the parties intend to pursue informal discussions in an effort to determine whether the former Intelliguard shareholders will proceed with their claims. We believe the Company has numerous meritorious defenses to any action brought by the Intelliguard shareholders, and if any action is brought, we intend to defend the action vigorously. At this time, we believe that it is not possible to estimate the amount of a probable loss, if any, that might result from this matter.

In addition to the foregoing matters, we are parties to various other lawsuits and disputes regarding commercial and employment matters arising in the ordinary course of operations. We believe that the amounts in dispute in these other matters are insubstantial, and the effect of these matters, individually and in the aggregate, would not be material to our operating results.

LEGATO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Acquisitions

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

The total purchase price of $382.5 million consisted of cash of $87.3 million (OTG had cash and investments of $85.7 million as of the closing date), the issuance of 23.8 million shares of Legato common stock valued at $262.7 million and the issuance of 3.4 million stock options valued at $22.8 million. We also incurred $9.7 million in merger-related costs. These costs primarily consist of investment banking, legal and other professional fees of $4.8 million and severance and duplicate facility costs of $4.4 million. As of December 31, 2002, accrued severance and excess facility costs were $2.3 million.

The shares issued in the acquisition have been valued in accordance with EITF 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination.” In accordance with EITF 99-12, we established that the first date on which the number of our shares and the amount of other consideration became fixed was February 21, 2002, the date we announced the acquisition. Accordingly, we have valued the common stock at $10.94 per share, which represents the average closing price for the period from February 19, 2002 to February 25, 2002. The assumed stock options were valued using the Black Scholes valuation model with a volatility factor of 100%, an average risk free interest rate of 3% and estimated lives of three to 24 months.

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

$73,867

LEGATO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The purchase price of $382.5 million has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their estimated fair values on the acquisition date. The valuation of identifiable intangible assets was performed by independent valuation experts. Deferred stock compensation is the intrinsic value associated with the 0.8 million of unvested options that were assumed (net of 0.4 million of forfeitures) and is being amortized over the options’ remaining vesting period. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired. The allocation of purchase price is as follows (in thousands):

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

Purchased technology, customer relationships and in-process research and development were identified and valued through interviews and analysis of data provided by management. For development projects that had reached technological feasibility, they were classified as purchased technology, and the value assigned to the purchased technology was capitalized. The income approach, which includes an analysis of the cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing acquired intangible assets. Key assumptions included estimates of revenue growth, cost of sales, operating expenses and taxes. Discount rates used in the valuation of purchased technology, customer relationships and in-process research and development were 20%, 15% and 35%, respectively.

The following unaudited pro forma financial information was prepared as if the acquisition of OTG occurred as of the beginning of each period presented. This information represents an estimate of the ongoing operations of the combined entities as if OTG was acquired at the beginning of each period presented and excludes the write-off of in-process research and development discussed above. In our opinion, all adjustments necessary to present fairly such information have been made based on the terms and structure of the transaction. The following table is presented for illustrative purposes only and does not necessarily represent the financial results that would have resulted had the acquisition actually occurred on the date indicated nor are the results indicative of the future results of operations or financial condition of the Company on a consolidated basis (in thousands, except per share data).

	Year Ended December 31,
	2002	2001
Revenue	$276,115	$306,425
Net loss	(223,923)	(102,248)
Net loss per share—basic and diluted	(1.95)	(0.91)

LEGATO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SCH.    On July 17, 2001, we acquired Software Clearing House, Inc. (d/b/a SCH Technologies), a developer of media management for the open systems market. All issued and outstanding shares of SCH were purchased for $10.3 million. We also paid $1.9 million to current and former employees as a transactional bonus, assumed net liabilities of $0.3 million and incurred $1.6 million in acquisition related expenses, which consisted primarily of professional fees, severance expense and facility abandonment costs. Excluding SCH’s cash balance of $4.0 million, the aggregate purchase price was $10.1 million and was allocated as follows (in thousands):

Tangible assets received	$2,522
Developed technology	989
Goodwill	9,377
Liabilities assumed	(2,792)

$10,096

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

The pro forma financial information presented below is not necessarily indicative of either the results of operations that would have occurred had the acquisitions taken place at the beginning of the periods presented or of future results of operations of the combined companies. The following unaudited pro forma information combines the results of operations as if the acquisition of SCH was consummated at the beginning of the periods presented (in thousands, except for per share data):

	Year Ended December 31,
	2001	2000
Revenue	$256,468	$249,884
Net loss	(83,108)	(38,669)
Net loss per share—basic and diluted	(0.94)	(0.45)

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

LEGATO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Stockholders’ Equity

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

Option Program Description.    Our stock option program is a broad-based, long-term retention program that is intended to attract and retain talented employees and align stockholder and employee interests. We consider our option program critical to our operation and productivity; essentially all of our employees participate. Of the options we granted in 2002, eighty-eight percent went to employees other than the five most highly compensated officers. The program consists of one plan (the “1995 Plan”), which was approved by our shareholders, and is divided into three separate components:

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

As of December 31, 2002, 35.5 million shares of common stock have been authorized for issuance under the 1995 Plan, of which 5.1 million were available for future grant. Options to purchase shares may be granted and shares may be issued directly under the 1995 Plan. Options must have an exercise price not less than 100% and 85% of fair market value of the common stock on the date of grant for incentive stock options and non-statutory stock options, respectively. The purchase price for shares issued directly may not be less than 85% of fair market value on the date of grant. Options generally vest over four years, whereby 25% of the shares become exercisable one year after the grant date and monthly thereafter over 36 months, and terminate ten years after their original grant date.

LEGATO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2002, we assumed 3.4 million options in connection with our acquisition of OTG. A summary of option activity follows (in thousands, except per share amounts):

	Year Ended December 31,
	2002		2001		2000
	Shares	Weighted Average Price	Shares	Weighted Average Price	Shares	Weighted Average Price
Outstanding at beginning of year	20,996	$12.24	14,892	$15.43	12,114	$16.98
Options granted and assumed	9,954	6.19	10,509	8.76	9,453	15.42
Options exercised	(1,087)	4.87	(1,421)	5.60	(1,547)	5.98
Options forfeited	(3,475)	13.67	(2,984)	19.26	(5,128)	21.92

Outstanding at end of year	26,388	10.07	20,996	12.24	14,892	15.43

Options exercisable at end of year	12,367	12.96	7,321	14.20	4,820	11.29
Weighted average fair value of options granted during the year		3.97		6.30		12.10

As of December 31, 2002, the options outstanding and exercisable by exercise price are as follows (in thousands, except per share amounts):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Price
$ 0.00–$ 2.79	3,876	8.94	$2.56	412	$0.96
2.79– 3.71	618	8.34	3.25	196	3.28
3.72– 4.76	3,880	8.69	4.71	1,270	4.70
4.77– 6.70	2,884	8.27	5.97	1,048	5.51
6.74– 9.33	2,501	8.09	8.19	1,106	8.13
9.44– 9.75	3,676	7.93	9.74	2,109	9.74
9.98– 12.70	2,997	7.48	11.07	2,084	11.00
12.81– 17.56	3,055	7.88	14.64	1,696	14.75
17.66– 46.31	2,680	6.72	26.20	2,277	25.98
48.28– 77.00	221	6.94	64.52	169	64.33

	26,388	8.06	10.07	12,367	12.96

LEGATO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Distribution and Dilutive Effect of Options.    We have a goal to keep the dilution related to our option program to an average of less than three percent annually. Accordingly, the shares reserved under this program automatically increases on the first trading day in each calendar year by the lesser of (i) the number of shares equal to 3% of the total number of shares of our common stock outstanding on December 31 of the immediately preceding calendar year or (ii) 3.0 million shares. The dilution percentage is calculated as the new option grants for the year, net of options forfeited by employees leaving the Company, divided by the total outstanding shares at the beginning of the year. Employee and executive option grants are as follows:

	Year Ended December 31,
	2002	2001	2000
Net grants as a percentage of outstanding shares at beginning of year	4.2%	8.4%	4.8%
Grants to listed officers* as a percentage of total options granted	11.8	18.3	22.7
Grants to listed officers* as a percentage of outstanding shares at beginning of year	0.9	2.1	2.5
Cumulative options held by listed officers* as a percentage of total options outstanding at end of period	21.6	24.1	21.1

*	See below for the listed officers; they are defined by the SEC for the proxy as the CEO and each of the four other most highly compensated executive officers.

During 2002, we granted options to purchase 6.6 million shares of our stock to our employees, which was a net grant of options for 3.1 million shares after deducting 3.5 million shares for options forfeited. The net options granted after forfeitures represented approximately 4.2% of our total outstanding shares of 89.6 million as of the beginning of this year.

Options granted to the five most highly compensated officers as a percentage of the total options granted to all employees vary from year to year. During 2002, options granted to the five most highly compensated executive officers amounted to 11.8% of the grants made to all employees, which is lower than 2001 and 2000. This decrease is a result of the fact that two of the listed executive officers were hired in 2000, and one was hired 2001. In order to attract and retain these executive officers, significant initial stock grants were made. Subsequent grants are substantially less than the initial grant.

As of December 31, 2002, the “In-the-Money” and “Out-of-the Money” option information is as follows (in thousands, except per share amounts):

	Exercisable		Unexercisable		Total
	Shares	Weighted Average Price	Shares	Weighted Average Price	Shares	Weighted Average Price
In-the-money	2,088	$3.85	6,689	$3.61	8,777	$3.67
Out-of-the-money*	10,279	14.81	7,332	11.14	17,611	13.28

	12,367	12.96	14,021	7.55	26,388	10.07

*	“Out-of-the-money” options are those options with an exercise price equal to or above the closing price of $5.03 at the end of the year. Our stock price is volatile. The high, average and low closing stock price for the year ended December 31, 2002 was $17.43, $6.55 and $1.88, respectively.

LEGATO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Executive Officer Options.    A “Listed Officer” is defined as the CEO and each of the four other most highly compensated executive officers. This is the same definition used by the SEC for proxy statements. For the year ended December 31, 2002, options granted to Listed Officers were as follows:

	Individual Option Grants
	Number of Securities Underlying Options Per Grant	Percent of Total Options Granted to Employees	Exercise of Base Price ($/Share)	Expiration Date
David Wright, Chairman, President & CEO	250,000	3.8%	$2.79	9/18/2012
David Beamer, COO	125,000 100,000	1.9 1.5	2.79 9.72	9/18/2012 2/28/2012
Andrew Brown, SVP & CFO	125,000	1.9	2.79	9/18/2012
Thomas Panozzo, SVP, Service & Support	90,000	1.4	2.79	9/18/2012
James Chappell, SVP, Business Process & Development	80,000	1.2	2.79	9/18/2012

	770,000	11.7%

All of these grants have standard vesting periods as defined above in “Option Program Description.”

With the closing stock price of $5.03 on December 31, 2002, the majority of the Listed Officers’ options were “under water” or “out-of-the-money.” As of and for the year ended December 31, 2002, options exercised and total holdings of the Listed Officers were as follows:

	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options as of December 31, 2002		Values of Unexercised In-the-Money Options at December 31, 2002
			Exercisable	Unexercisable	Exercisable	Unexercisable
David Wright	—	$—	1,519,123	1,580,877	$50,625	$671,375
David Beamer	—	—	209,896	500,104	11,390	305,060
Andrew Brown	—	—	367,187	592,813	11,390	305,060
Thomas Panozzo	—	—	203,123	216,877	6,750	216,450
James Chappell	40,000	82,760	291,786	212,814	6,328	193,122

Employee Stock Purchase Plan.    The 1995 ESP Plan was concluded in July 2002. The 2001 Employee Stock Purchase Plan and the 2001 International Employee Stock Purchase Plan (collectively, the “2001 ESP Plan”) were approved by the stockholders and replaced the 1995 ESP Plan. The 2001 ESP Plan has reserved for issuance 4.8 million shares of common stock and is administered over offering periods of 24 months each, with each offering period divided into four consecutive six-month purchase periods beginning May 1 and November 1 of each year. Eligible employees may designate not more than 10% of their cash compensation (up to $25,000 per employee per annum) to be deducted each pay period for the purchase of common stock under the 2001 ESP Plan, and participants may not purchase more than 4,000 shares of stock in any one six-month purchase period. On the last business day of each purchase period, shares of common stock are purchased with the employee’s payroll deductions accumulated during the six months, generally at a price per share of 85% of the market price of the common stock on the employee’s entry date into the applicable offering period or the last day of the applicable purchase period, whichever is lower. As of December 31, 2002, there were 3.6 million shares of common stock reserved for future issuance under the 2001 ESP Plan.

LEGATO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value Disclosures.    Had compensation expense for our fixed stock option and employee stock purchase plans been based on the fair value at the date of grant for the awards under a method prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” compensation expense would have increased by $45.3 million in 2002, $69.6 million in 2001 and $44.4 million in 2000. Our net loss and net loss per share would have been adjusted to the following pro forma amounts (in thousands, except per share amounts):

	Year Ended December 31,
	2002	2001	2000
Net loss—as reported	$(228,763)	$(81,495)	$(35,249)
Net loss—pro forma	(274,028)	(151,083)	(79,616)
Basic and diluted net loss per share—as reported	(2.16)	(0.92)	(0.41)
Basic and diluted net loss per share—pro forma	(2.58)	(1.70)	(0.92)

The fair value of options granted and shares purchased under our various option plans was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions assuming a dividend yield of zero for all periods:

	Year Ended December 31,
	2002	2001	2000
Stock options:
Expected volatility	112%	106%	100%
Risk-free interest rate	3.44%	4.6%	6.2%
Expected life	4 years	4 years	4 years
Employee stock purchase plan:
Expected volatility	112%	106%	100%
Risk-free interest rate	2.0%	4.6%	6.1%
Expected life	2 years	2 years	2 years

These pro forma amounts may not be representative of the effects on reported net loss for future years as options vest over several years and additional awards are generally made each year.

Stockholder Rights Plan.    In May 1997, we adopted a stockholder rights plan (the “Rights Plan”), in which preferred stock rights were distributed as a rights dividend at a rate of one right for each share of common stock held as of the close of business on June 23, 1997. The Rights Plan is designed to deter coercive or unfair takeover tactics and to prevent an acquirer from gaining control of Legato without offering a fair price in the event we are confronted in the future with coercive or unfair takeover tactics. The rights expire on May 23, 2007.

Profit Sharing Plan.    We have a 401(k) Profit Sharing Plan (the “Plan”) covering all of our employees. Under the Plan, participating employees may elect to contribute up to 15% of their eligible compensation, subject to certain limitations. We may make contributions to the Plan at the discretion of the Board of Directors and have contributed $0.8 million in 2002, 2001 and 2000.

LEGATO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    Income Taxes

The provision for (benefit from) income taxes consists of the following (in thousands):

	Year Ended December 31,
	2002	2001	2000
Current:
Federal	$(4,571)	$781	$3,079
State	3	3	541
Foreign	2,666	2,559	3,761

	(1,902)	3,343	7,381

Deferred:
Federal	72,058	(35,749)	(14,808)
State	7,583	(3,137)	(1,793)
Foreign	—	—	(313)

	79,641	(38,886)	(16,914)

	$77,739	$(35,543)	$(9,533)

In 2002, loss before provision for income taxes consisted of a loss from U.S. operations of $143.3 million and loss from foreign operations of $7.7 million. In 2001, loss before benefit from income taxes consisted of a loss from U.S. operations of $119.3 million and income from foreign operations of $2.3 million. In 2000, loss before benefit from income taxes consisted of a loss from U.S. operations of $47.6 million and income from foreign operations of $2.8 million. The tax benefit (expense) associated with dispositions from employee stock plans for 2002, 2001 and 2000 was $(0.8) million, $4.1 million and $4.6, respectively. Such benefit (expense) was recorded to common stock and capital in excess of par and a reduction to taxes payable or an increase to deferred tax assets. The effective tax rate differs from the statutory federal income tax rate as follows:

	Year Ended December 31,
	2002	2001	2000
Statutory federal income tax rate	(35.0)%	(35.0)%	(35.0)%
State income taxes, net of federal benefit	5.0	(2.7)	(2.1)
Tax exempt interest income	—	(0.1)	(1.8)
Research and experimental credit	(1.0)	(1.1)	(3.1)
Losses not benefited	—	—	2.2
Non-deductible merger costs	—	6.4	8.9
Change in Valuation Allowance	73.7	—	—
In-process research and development	7.7	—	—
Foreign taxes	3.5	1.5	6.9
Other	(2.4)	0.6	2.7

	51.5%	(30.4)%	(21.3)%

As of December 31, 2002, we have federal and California net operating loss carryforwards of $186.2 million and $23.0 million available to reduce future federal and California taxable income, respectively. These federal and California carryforwards begin to expire in 2010 and 2003, respectively. In addition to these carryforwards, as a result of our acquisition of OTG in 2002, we also have federal and state net operating loss carryforwards of

LEGATO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$5.7 million and $5.7 million available to offset future federal and state taxable income, respectively. These federal and state carryforwards begin to expire in 2020 and 2005, respectively. The extent to which the OTG loss carryforwards can be used to offset future taxable income are limited under Section 382 of the Internal Revenue Code and applicable state tax law.

As of December 31, 2002, we have federal and California research and experimentation tax credit carryforwards of $10.0 million and $4.5 million, respectively. These federal tax credit carryforwards begin to expire in 2012, and the California tax credit carryforwards do not expire. In addition to these tax credit carryforwards, as a result of our acquisition of OTG in 2002, we have federal research and experimentation tax credit carryforwards of $1.6 million, which begin to expire in 2019. The extent to which the OTG tax credit carryforwards can be used to offset future taxes are limited under Section 383 of the Internal Revenue Code.

As of December 31, 2002, we have foreign tax credit carryforwards of $3.7 million, which begin to expire in 2003.

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us determining our income tax expense (benefit) together with calculating our deferred income tax expense (benefit) related to temporary differences resulting from differing treatment of items, such as deferred revenue or deductibility of certain intangible assets, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered through the generation of future taxable income. During 2002, due primarily to our historical operating losses, we established a full valuation allowance against our deferred tax assets, because we determined that it is more likely than not that all deferred tax assets will not be realized in the foreseeable future.

Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2002	2001
Deferred tax assets:
Allowances, accrued liabilities and other	$12,307	$8,461
Accrued compensation and benefits	1,908	1,478
Net operating loss and credit carryforwards	86,894	49,857
Intangible asset—purchased technology	17,663	18,137
Deferred revenue	6,394	3,520
Fixed Assets and Other	9,274	4,887

	134,440	86,340
Deferred tax liabilities—Goodwill	(10,146)	(5,450)

	124,294	80,890
Valuation allowance	(124,294)	—

Net deferred tax asset	$—	$80,890

LEGATO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Industry and Geographic Segment Information

We use one measurement of profitability for our business. Our software products and related services are developed and marketed to support heterogeneous client/server computing environments and mid- to large-scale enterprises. Revenue information on a product basis is as follows (in thousands):

	Year Ended December 31,
	2002	2001	2000
License:
NetWorker and related NetWorker products	$106,525	$133,263	$117,806
Other products	25,976	14,265	27,806
Service and support	129,393	95,073	85,783

	$261,894	$242,601	$231,395

We market our products and related services to customers in the United States, Canada, Europe and Asia Pacific. Product revenue and long-lived-asset information by geographic areas are as follows (in thousands):

	Year Ended December 31,
	2002	2001	2000
Revenue:
United States	$151,029	$120,871	$155,654
Europe	88,850	81,177	51,873
Other countries	22,015	40,553	23,868

	$261,894	$242,601	$231,395

Long-lived assets:
United States	$59,343	$49,470	$83,203
Europe	1,850	2,205	2,427
Other countries	5,086	5,532	4,564

	$66,279	$57,207	$90,194

The revenue information by geographical area is based on the country of destination. Other than the United States, no country accounted for more than 10% of our total revenue for 2002, 2001 and 2000, except for Germany accounted for 12% of total revenue for 2001. No single customer accounted for more than 10% of our total revenue for 2002, 2001 and 2000.

10.    Related Party Transactions

In December 2000, we loaned $0.5 million to Mr. Wright, Chairman of the Board, President and Chief Executive Officer in connection with his initial employment agreement with the Company. The note is secured by a deed of trust conveying a security interest in Mr. Wright’s principal residence. The note bears interest at 6.5%, compounded annually, with principal and interest due on December 6, 2003, subject to acceleration upon borrower’s cessation of employment and certain other events. In addition, the note provides that 50% of the principal and all accrued interest to date shall be forgiven on December 6, 2002 and 50% on December 6, 2003 provided Mr. Wright is employed on each of those dates and not in default under the note. Accordingly, half of the loan and related accrued interest was forgiven in December 2002. The largest aggregate amount of indebtedness outstanding during 2002 was $0.6 million, and the balance outstanding, including accrued interest, as of December 31, 2001 was $0.3 million.

LEGATO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2001, we loaned $0.3 million to Mr. Chappell, Senior Vice President, Business Process and Development, which was repaid with interest in December 2002. The note bore interest at 4.55% and was secured by a deed of trust conveying a security interest in Mr. Chappell’s principal residence.

Eric A. Benhamou had been a director of Legato since March 1993 and is the Chairman of the Board of 3Com Corporation (“3Com”). Legato and 3Com entered into an Enterprise Software License Agreement in June 1999. In exchange for a $0.9 million payment from 3Com, Legato granted 3Com a perpetual license to use certain Legato software. 3Com also made update and support payments of $0.2 million in each of 1999, 2000 and 2001. Subsequently, we performed an audit of 3Com’s use of our software and determined that 3Com deployed software for which 3Com did not have a license to use. Accordingly, in 2002, we have invoiced 3Com in the amount of $0.4 million for the software it deployed without a license.

We paid Brendan J. Dawson, a Director of Legato since March 2001, $0.1 million in 2001 and less than $0.1 million in 2002 for consulting services and the reimbursement of travel expenses. Also, in March 2002, we engaged Mr. Dawson to provide integration support in connection with our acquisition of OTG. Mr. Dawson received 10,000 shares of common stock, valued at $0.1 million, in connection with this work.

Richard A. Kay has been a Director of Legato since May 2002. Mr. Kay has ownership interests in the Washington Capitals, a professional hockey team, the Washington Wizards, a professional basketball team, KJets LLC and National Operator Service, Inc. (dba Sonet Solutions):

•	In February 2002, OTG entered into a two-year marketing commitment with the Washington Capitals for $0.3 million, which was amended to one year for $0.2 million in January 2003. In addition, OTG purchased 2002-2003 season tickets from the Washington Capitals for less than $0.1 million.

•	In April 2002, OTG purchased 2002-2003 season tickets from the Washington Wizards for $0.1 million.

•	Legato agreed to reimburse Mr. Kay for use of a corporate jet for business purposes through December 31, 2002. We incurred $0.2 million of costs in connection with this agreement, and payments were made to KJets LLC.

•	Sonet Solutions currently subleases space in our Rockville facility. Legato received sublease income of less than $0.1 million in 2002.

11.    Selected Quarterly Financial Data—(Unaudited)

	Year Ended December 31, 2002				Year Ended December 31, 2001
	4th	3rd	2nd	1st	4th	3rd	2nd	1st
	(in thousands, except per share data)
Total revenue	$76,618	$68,088	$61,557	$55,631	$62,030	$57,013	$62,511	$61,047
Gross profit	62,755	53,484	48,017	43,325	48,598	43,661	48,562	47,347
Net loss (1)	(10,009)	(126,159)	(45,854)	(46,741)	(47,934)	(12,984)	(9,976)	(10,601)
Basic and diluted net loss per share	(0.09)	(1.10)	(0.45)	(0.52)	(0.54)	(0.15)	(0.11)	(0.12)

(1)	In 2002, we incurred restructuring charges of $11.7 million in the fourth quarter, provided for an income tax valuation of $119.2 million in the third quarter, wrote-off in-process research and development of $33.2 million in the second quarter and accrued for a litigation settlement of $67.0 million in the first quarter. In the fourth quarter of 2001, we expensed $48.9 million related to the impairment of intangibles.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGATO SYSTEMS, INC.

Date:	February 28, 2003	By:	/s/ DAVID B. WRIGHT
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

Signature	Title	Date

/s/ DAVID B. WRIGHT David B. Wright	Chairman, President and Chief Executive Officer (Principal Executive Officer)	February 28, 2003

/s/ ANDREW J. BROWN Andrew J. Brown	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2003

/s/ CORY J. SINDELAR Cory J. Sindelar	Vice President and Corporate Controller (Principal Accounting Officer)	February 28, 2003

/s/ ERIC A. BENHAMOU Eric A. Benhamou	Director	February 28, 2003

/s/ BRENDAN J. DAWSON Brendan J. Dawson	Director	February 28, 2003

Signature	Title	Date

/s/ KENNETH A. GOLDMAN Kenneth A. Goldman	Director	February 28, 2003

/s/ RICHARD A. KAY Richard A. Kay	Director	February 28, 2003

/s/ CHRISTOPHER B. PAISLEY Christopher B. Paisley	Director	February 28, 2003

/s/ DAVID N. STROHM David N. Strohm	Director	February 28, 2003

CHIEF EXECUTIVE OFFICER CERTIFICATION

I, David B. Wright, certify that:

1.	I have reviewed this report on Form 10-K of Legato Systems, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements and other financial information included in this report fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13c-14 and 15d-4) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the “Evaluation Date”); and

c)	presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	February 28, 2003	By:	/s/ DAVID B. WRIGHT
David B. Wright Chairman and Chief Executive Officer

CHIEF FINANCIAL OFFICER CERTIFICATION

I, Andrew J. Brown, certify that:

1.	I have reviewed this report on Form 10-K of Legato Systems, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements and other financial information included in this report fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13c-14 and 15d-4) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the “Evaluation Date”); and

c)	presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	February 28, 2003	By:	/s/ ANDREW J. BROWN
Andrew J. Brown Executive Vice President and Chief Financial Officer