Form 10-Q
period 2003-03-31
LEGATO SYSTEMS INC
filed 2003-05-14
CIK 859360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended March 31, 2003

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

Yes  ☒                          No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒                          No ☐

The number of shares outstanding of the registrant’s Common Stock as of April 29, 2003 was 116,303,683.

LEGATO SYSTEMS, INC

INDEX

PART I — FINANCIAL INFORMATION

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LEGATO SYSTEMS, INC.

Consolidated Balance Sheets

(in thousands, except per share data)

	March 31, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$65,803	$54,726
Short-term investments	9,402	15,318
Accounts receivable, net	43,140	51,501
Other current assets	8,823	7,487

Total current assets	127,168	129,032
Property and equipment, net	41,141	43,906
Intangible assets, net	27,891	30,586
Goodwill	270,709	270,709
Other assets	5,209	5,483

	$472,118	$479,716

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$14,620	$10,550
Accounts payable	11,688	12,294
Accrued liabilities	47,027	58,314
Deferred revenue	69,675	67,956

Total current liabilities	143,010	149,114
Deferred revenue – net of current portion	2,919	2,808

	145,929	151,922

Stockholders’ equity:
Common stock and capital in excess of par, $0.0001 par value; 116,205 and 116,136 issued and outstanding, respectively	627,312	627,067
Deferred stock compensation	(332)	(416)
Accumulated other comprehensive income	1,253	582
Accumulated deficit	(302,044)	(299,439)

Total stockholders’ equity	326,189	327,794

	$472,118	$479,716

See accompanying notes to these condensed consolidated financial statements.

LEGATO SYSTEMS, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended March 31,
	2003	2002
	(unaudited)
Revenue:
License	$34,388	$28,750
Service and support	39,623	26,881

Total revenue	74,011	55,631

Cost of revenue:
License	1,995	1,711
Service and support	11,587	10,595

Cost of revenue	13,582	12,306

Gross profit	60,429	43,325

Operating expenses:
Sales and marketing	33,314	31,719
Research and development	18,510	14,520
General and administrative	8,154	7,069
Amortization of intangibles	2,695	1,432
Litigation settlement charge	—	67,000

Total operating expenses	62,673	121,740

Loss from operations	(2,244)	(78,415)
Interest and other income (expense), net	(361)	514

Loss before benefit from income taxes	(2,605)	(77,901)
Benefit from income taxes	—	(31,160)

Net loss	$(2,605)	$(46,741)

Net loss per share:
Basic and diluted	$(0.02)	$(0.52)

Weighted average common shares outstanding	116,173	90,312

See accompanying notes to these condensed consolidated financial statements.

LEGATO SYSTEMS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2003	2002
	(unaudited)
Cash flows from operating activities:
Net loss	$(2,605)	$(46,741)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred taxes	—	(30,084)
Depreciation and amortization	7,382	5,225
Provision for doubtful accounts and product returns	1,100	31
Amortization of deferred stock compensation	67	—
Changes in assets and liabilities:
Accounts receivable	7,261	5,626
Other assets	(1,062)	749
Accounts payable	(606)	(1,455)
Accrued liabilities	(11,182)	57,701
Deferred revenue	1,830	(1,058)

Net cash provided by (used in) operating activities	2,185	(10,006)

Cash flows from investing activities:
Purchases of available-for-sale securities	—	(17,036)
Maturities and sales of available-for-sale securities	6,436	10,530
Acquisition of property and equipment	(2,027)	(6,345)

Net cash provided by (used in) investing activities	4,409	(12,851)

Cash flows from financing activities:
Proceeds from issuance of common stock	262	6,673
Borrowing against line of credit	14,620	—
Payment against line of credit	(10,550)	—

Net cash provided by financing activities	4,332	6,673

Effect of exchange rate changes on cash	151	—

Net change in cash and cash equivalents	11,077	(16,184)
Cash and cash equivalents at beginning of period	54,726	63,281

Cash and cash equivalents at end of period	$65,803	$47,097

See accompanying notes to these condensed consolidated financial statements.

LEGATO SYSTEMS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.    Basis of Presentation and Significant Accounting Policies

Basis of Presentation.  The accompanying unaudited consolidated financial statements have been prepared by Legato Systems, Inc. (the “Company” or “Legato”) in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of the Company and its subsidiaries. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for any future interim period or for the year ending December 31, 2003, and the Company makes no representations related thereto. These financial statements should be read in conjunction with the annual audited consolidated financial statements and notes as of and for the year ended December 31, 2002, included in the Company’s Form 10-K dated February 28, 2003.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain prior year financial statement balances have been reclassified to conform to the current year presentation.

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

Comprehensive Loss.   Comprehensive loss includes unrealized gains (losses) on investments and reflects the effect of foreign currency translation adjustments on the accounts of our foreign operations, the impacts of which are excluded from net loss and are included in stockholders’ equity.

A summary of comprehensive loss is as follows (in thousands):

	Three Months Ended March 31,
	2003	2002
Net loss	$(2,605)	$(46,741)
Unrealized gain (loss) on investments	91	(575)
Reclassification adjustment due to realized loss	429	—
Foreign currency translation adjustments	151	—

	$(1,934)	$(47,316)

Computation of Net Income (Loss) Per Share.  Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average shares of common stock and potential common shares outstanding during the period. Potential common shares outstanding consist of dilutive shares issuable upon the exercise of outstanding options to purchase common stock as computed using the treasury stock method. For periods in which Legato incurs a loss, potential common shares outstanding are excluded from the computation of diluted net loss per share as their effect is anti-dilutive.

Options to purchase 29.4 million shares and 20.1 million shares of common stock at a weighted average price of $9.53 per share and $12.14 per share were outstanding as of March 31, 2003 and 2002, respectively, but were not included in the computation of diluted net loss per share because their effect would be anti-dilutive.

Stock-Based Compensation.   We account for stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No significant stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of Statement of Financial Account Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands):

	Three Months Ended March 31,
	2003	2002
Net loss — as reported	$(2,605)	$(46,741)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards net of related tax effects	(9,591)	(12,648)

Net loss — pro forma	$(12,196)	$(59,389)

Basic and diluted net loss per share — as reported	$(0.02)	$(0.52)

Basic and diluted net loss per share — pro forma	$(0.10)	$(0.66)

2.    Restructuring Charges

During 2002, we incurred a charge to our results of operations of $11.7 million, related primarily to excess facilities located in Burlington, Ontario; Mountain View, California and Rockville, Maryland and to the closure of several smaller sales offices. Throughout 2002 and the first quarter of 2003, we actively pursued sub-tenants for the excess space; however, given the current excess capacity in these metropolitan areas, we had limited success in finding sub-tenants. As of March 31, 2003, accrued restructuring charges related primarily to future lease commitments, which will be paid through 2004, and to severance and benefits, which will be paid in 2003.

The following table summarizes the restructuring activity for the first quarter of 2003 (in thousands):

	Severance & Benefits	Excess Facilities	Total
Balance, December 31, 2002	$878	$10,780	$11,658
Cash payments	(814)	(1,129)	(1,943)

Balance, March 31, 2003	$64	$9,651	$9,715

3.    Balance Sheet Components

	March 31, 2003	December 31, 2002
Accounts receivable:
Trade accounts receivable	$50,980	$58,776
Allowances for doubtful accounts and product returns	(7,840)	(7,725)

	$43,140	$51,501

Property and equipment:
Computer hardware	$54,024	$52,705
Computer software	27,684	27,212
Office equipment, furniture and fixtures	18,820	18,490
Leasehold improvements	14,558	14,757

	115,086	113,164
Accumulated depreciation and amortization	(73,945)	(69,258)

	$41,141	$43,906

Accrued liabilities:
Accrued compensation and benefits	$14,751	$18,369
Taxes payable	7,526	9,487
Restructuring	9,715	11,658
Other accrued liabilities	15,035	18,800

	$47,027	$58,314

4.    Legal Proceedings

On or about July 26, 2001, a class action lawsuit was filed in the Southern District of New York naming OTG, officers of OTG who signed the registration statement in connection with OTG’s initial public offering, and the managing underwriters of the initial public offering as defendants. The complaint alleges that OTG’s initial public offering registration statement and final prospectus contained material misrepresentations and/or omissions, related in part to additional, excessive and undisclosed commissions allegedly received by the underwriters from investors to whom the underwriters allegedly improperly allocated shares of the public offering. The complaint seeks relief in the form of damages and/or rescission of the plaintiff’s purchase transaction. Since this initial complaint was filed, three other complaints making similar or identical allegations and seeking similar relief have been filed. All of the actions brought against OTG have been consolidated, and are being heard along with other similar actions brought against approximately 300 other issuers, issuers’ officers and underwriters in the Southern District of New York. On July 19, 2002, the defendants filed a motion to dismiss the complaint. On February 19, 2003, the Court denied defendants motion with respect to the claims asserted against OTG. We intend to defend the action vigorously and believe that it is not possible at the current time to estimate the amount of a probable loss, if any, that might result from this matter.

On July 1, 2002, we received notice that an action captioned Nickel v. Kay, et al. had been filed in the Circuit Court for Montgomery County, Maryland. The action, brought by a former OTG employee, asserts claims that Richard Kay, OTG and Legato are liable under various legal theories for the alleged breach of Mr. Nickel’s employment contract and breach of fiduciary duties allegedly owed to Mr. Nickel. The complaint alleges compensatory and punitive damages, to be proven at trial. In January 2003, the Court dismissed all claims against Legato. In March 2003, OTG settled with the plaintiff. The only remaining claims are asserted against Mr. Kay. The Company intends to work with Mr. Kay to vigorously oppose the remaining claims.

On or about November 20, 2002, we received an arbitration demand filed with the American Arbitration Association by Buro- und Datentechnik, an OTG European reseller, and BDT Products, one of its subsidiaries. The reseller alleges that OTG misrepresented information concerning the capabilities of certain OTG products, and

OTG’s intentions with respect to development plans for those products. On that basis, the reseller asserts that it is entitled to damages of $44 million, which consist primarily of alleged consequential damages in the form of lost profits. In response, on December 23, 2002, we filed a Statement of Defense and Counterclaim. We assert that the OTG products functioned as warranted, that consequential damages, including lost profits, are prohibited under the terms of the contract. Our counterclaim asserts that the reseller failed to perform its obligations to market and sell our products. We assert that if consequential damages are permitted, we seek such damages against the reseller in an unspecified amount. No estimate can be made of the possible loss or possible range of loss associated with the resolution of this contingency. Although insurance may be available to cover some portion of any potential liability, an adverse arbitration award could be materially adverse to our operating results.

On January 15, 2003, we received a notice of potential claim from the former shareholders of Intelliguard, Inc., a company purchased by Legato in April 1999. They alleged that the Company and certain of its former officers made certain misrepresentations, upon which they relied when they agreed to sell Intelliguard to the Company. After informal discussions between the parties in April 2003, the Intelliguard shareholders communicated their intention not to pursue their allegations any further.

In addition to the foregoing matters, we are parties to various other lawsuits and disputes regarding commercial and employment matters arising in the ordinary course of operations. We believe that the amounts in dispute in these other matters are insubstantial, and the effect of these matters, individually and in the aggregate, would not be material to our operating results.

5.    Stock Option Program

Option Program Description.  Our stock option program is a broad-based, long-term retention program that is intended to attract and retain talented employees and align stockholder and employee interests. We consider our option program critical to our operation and productivity; essentially all of our employees participate. Of the options granted in 2002, eighty-eight percent went to employees other than the five most highly compensated officers. The program consists of one plan, which was approved by our shareholders, and is divided into three separate components:

•	Discretionary Option Grant Program, under which employees, non-employee Board members who are not serving on our Compensation Committee and consultants may, at the discretion of the Compensation Committee, be granted options to purchase shares of common stock;
•	Stock Issuance Program, under which such persons may, at the Compensation Committee’s discretion, be issued shares of common stock directly, through the purchase of such shares or in consideration of the past performance of services; and
•	Automatic Option Grant Program, under which option grants will automatically be made at periodic intervals to eligible non-employee Board members.

The Compensation Committee of our Board has primary responsibility for administering the option program. All members of the Compensation Committee are independent directors, as defined in the applicable rules for issuers traded on The Nasdaq Stock Market. The Board has also appointed a Stock Option Committee, currently comprised of one employee-Board member, to have separate but concurrent authority under the program to make stock option grants to individuals who are not officers, vice presidents or Board members at the time of grant, up to a maximum of 30, 000 shares per person. See the “Report of the Compensation Committee on Executive Compensation” appearing in the our proxy statement dated April 30, 2003 for further information concerning the policies and procedures of the Company and the Compensation Committee regarding the use of stock options.

As of March 31, 2003, 41.0 million shares of common stock have been authorized for issuance under the 1995 Plan, of which 7.5 million were available for future grant. Options to purchase shares may be granted and shares may be issued directly under the 1995 Plan. Options must have an exercise price not less than 100% and 85% of fair market value of the common stock on the date of grant for incentive stock options and non-statutory stock options, respectively. The purchase price for shares issued directly may not be less than 85% of fair market value on the date of grant. Options generally vest over four years, whereby 25% of the shares become exercisable one year after the grant date and monthly thereafter over 36 months, and terminate ten years after their original grant date.

A summary of option activity is as follows (in thousands, except per share amounts):

	Three Months Ended March 31, 2003		Year Ended December 31,
			2002		2001
	Shares	Weighted Average Price	Shares	Weighted Average Price	Shares	Weighted Average Price
Outstanding at beginning of period	26,388	$10.07	20,996	$12.24	14,892	$15.43
Options granted and assumed(1)	3,510	5.54	9,954	6.19	10,509	8.76
Options exercised	(69)	3.80	(1,087)	4.87	(1,421)	5.60
Options forfeited	(426)	11.28	(3,475)	13.67	(2,984)	19.26

Outstanding at the end of period	29,403	9.53	26,388	10.07	20,996	12.24

(1)	During 2002, we assumed 3.4 million options in connection with our acquisition of OTG Software.

Distribution and Dilutive Effect of Options.  We have a goal to keep the dilution related to our option program to an average of less than three percent annually. Accordingly, the shares reserved under this program automatically increase on the first trading day in each calendar year by the lesser of (i) the number of shares equal to 3% of the total number of shares of our common stock outstanding on December 31 of the immediately preceding calendar year or (ii) 3.0 million shares. As of January 1, 2003, 3.0 million shares were added to the shares available to grant, bringing the aggregate number of shares available for grant to 10.6 million. Because we had 7.6 million shares available at the beginning of the year, we could potentially grant more that 3% of the total number of shares of our common stock this year. The dilution percentage is calculated as the new option grants for the year, net of options forfeited by employees leaving the Company, divided by the total outstanding shares at the beginning of the year. Employee and executive option grants are as follows:

	Three Months Ended March 31, 2003	Year Ended December 31,
		2002	2001
Net grants as a % of outstanding shares at beginning of period	2.7%	4.2%	8.4%
Grants to listed officers(2) as a percentage of total options granted	—	11.8	18.3
Grants to listed officers(2) as a percentage of outstanding shares	—	0.9	2.1
Cumulative options held by listed officers(2) as a percentage of total options outstanding at end of period	18.8	21.6	24.1

(2)	See below for the listed officers; they are defined by the SEC for the proxy as the CEO and each of the four other most highly compensated executive officers.

During the first three months of 2003, we granted options to purchase 3.5 million shares of our stock to our employees, which was a net grant of options for 3.1 million shares after deducting 0.4 million shares for options forfeited. The net options granted after forfeitures represented 2.7% of our total outstanding shares of 116.1 million as of the beginning of the year. Options granted to the five most highly compensated officers as a percentage of the total options granted to all employees vary from year to year. During the first three months of 2003, no options were granted to executive officers, which is down compared to 2002 and 2001. The decrease in 2002 when compared to 2001 is a result of the fact that one executive officer was hired in 2001. In order to attract this executive officer, a significant initial stock grant was made. Subsequent grants are substantially less than the initial grant.

As of March 31, 2003, the “In-the-Money” and “Out-of-the Money”(3) option information is as follows (in thousands, except per share amounts):

	Exercisable		Unexercisable		Total
	Shares	Weighted Average Price	Shares	Weighted Average Price	Shares	Weighted Average Price
In-the-money	2,335	$4.01	6,399	$3.57	8,734	$3.69
Out-of-the-money	11,009	14.71	9,659	8.94	20,669	12.01

	13,344	12.84	16,058	6.80	29,403	9.53

(3)	“Out-of-the-money” options are those options with an exercise price equal to or above the closing price of $5.13 at the end of the quarter. Our stock price is volatile. The high, average and low closing stock price for the three months ended March 31, 2003 was $6.59, $5.67 and $5.01, respectively.

Executive Officer Options.  A “Listed Officer” is defined as the CEO and each of the four other most highly compensated executive officers. With the closing stock price of $5.13 on March 31, 2003, the majority of the Listed Officers’ options were “under water” or “out-of-the-money.” As of and for the three months ended March 31, 2003, options exercised and remaining holdings of the Listed Officers were as follows (in thousands):

	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options as of March 31, 2003		Values of Unexercised In-the-Money Options at March 31, 2003
			Exercisable	Unexercisable	Exercisable	Unexercisable
David B. Wright	—	$—	1,682	1,418	$83	$724
David L. Beamer	—	—	256	445	19	324
Andrew J. Brown	—	—	469	491	19	324
James P. Chappell	—	—	309	196	10	205
Noah D. Mesel	—	—	71	192	7	199

6.    Recent Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock Based Compensation—Transition and Disclosure—as Amendment to FAS 123.” SFAS No. 148 provides two additional transition methods for entities that adopt the preferable method of accounting for stock based compensation. Further, the statement requires disclosure of comparable information for all companies regardless of whether, when or how an entity adopts the preferable, fair value based method of accounting. As we continue to disclose the fair value of stock option compensation only, SFAS No. 148 did not have any impact on our financial position or results of operations. The interim disclosures of SFAS No. 148 have been disclosed in Note 1.

In the first quarter of fiscal 2003, the Company adopted Financial Accounting Standards Board Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosure about guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Our software license agreements typically provide for indemnification of customers for intellectual property infringement claims. To date, no such claims have been filed against us. We also warrant to customers that software products operate substantially in accordance with specifications. Historically, minimal costs have been incurred related to product warranties, and as such, no accruals for warranty costs have been made. The adoption of this standard did not have a material impact on our consolidated results of operations or financial position.

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

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard replaces EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not impact our financial position or results of operations.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenue:

	Three Months Ended March 31,
	2003	2002
Revenue:
License	46%	52%
Service and support	54	48

Total revenue	100	100

Cost of revenue:
License	2	3
Service and support	16	19

Total cost of revenue	18	22

Gross profit	82	78

Operating expenses:
Sales and marketing	45	57
Research and development	25	26
General and administrative	11	13
Amortization of intangibles	4	3
Litigation settlement charges	—	120

Total operating expenses	85	219

Loss from operations	(3)	(141)
Interest and other income, net	(1)	1

Net loss before benefit from income taxes	(4)	(140)
Benefit from income taxes	—	(56)

Net loss	(4)%	(84)%

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

OTG Software, Inc.  On May 14, 2002, we completed our acquisition of OTG Software, Inc. (“OTG”) for cash and stock at a value of $382.5 million. OTG, based in Rockville, Maryland, provides data management and collaboration solutions that virtualize storage for any type of data, including files, messages and databases, while providing easy and transparent access. Today, we market the OTG Software products under the XtenderSolutions® brand. The results of the operations of OTG have been included in our Consolidated Statement of Operations since May 15, 2002. At the time of the acquisition, OTG had approximately 400 employees.

Results of Operations

Revenue

Total revenue increased $18.4 million, or 33%, to $74.0 million in the first quarter of 2003 from $55.6 million for the first quarter of 2002. Revenue associated with products acquired from OTG accounted for $12.3 million of the increase. In addition, in the first quarter of 2003, we saw the number of transactions greater than $0.25 million increase to 22, of which we recognized $8.9 million, from 17, of which we recognized $2.9 million, in the first quarter of 2002.

License revenue.  License revenue increased $5.6 million, or 20%, to $34.4 million in the first quarter of 2003 from $28.8 million in the first quarter of 2002. The revenue contribution from the OTG acquisition accounted for $6.6 million of increased license revenue in the first quarter of 2003.

We typically sell our products with the first year of update service included, creating a multiple element arrangement. As discussed in Note 1 to the accompanying condensed consolidated financial statements, we account for these arrangements using the “Residual Method,” which means a portion, or potentially all, of the product sale is allocated to our update service with license fee being the remainder, or “residual.” Our best evidence for the value of the update service is the fees our customers are willing to pay for the update subscription when it sold separately in the second year. Therefore, as our update renewal fees increase as a percentage of product list price, the greater proportion of initial product sale is allocated to our update subscription, thereby reducing the residual amount of license fee. Compared to the first quarter of 2002, we have experienced nominal change to our average selling price for update service renewals and, hence, no material impact to license revenue.

International license revenue increased $1.8 million, or 13%, to $15.1 million in the first quarter of 2003 from $13.3 million in the first quarter of 2002. We experienced more sales activity in Asia in the first quarter of 2003 compared to the same period in 2002. Overall the split between domestic and international revenue remained relatively constant in the first quarter of 2003 at 56% and 44%, respectively.

Service and Support Revenue.  Service and support revenue increased $12.7 million, or 47%, to $39.6 million in the first quarter of 2003 from $26.9 million in the first quarter of 2002. The revenue contribution from the OTG acquisition accounted for $5.8 million of service and support revenue in the first quarter of 2003. Without OTG, our service and support revenue would have increased by 26%. During 2002, a greater percentage of our initial product sales were allocated to update revenue as discussed above. Because update revenue is recognized over time, we realized the cumulative effect of this increased allocation in the first quarter of 2003 when compared to the first quarter of 2002.

Gross Profit

Gross profit increased $17.1 million, or 39%, to $60.4 million, representing 82% of total revenue, in the first quarter of 2003 as compared to $43.3 million, representing 78% of total revenue, in the first quarter of 2002. For the remainder of 2003, we expect gross profit to be relatively unchanged at 80-82% of revenue.

Gross profit from license revenue increased $5.3 million, or 20%, to $32.4 million, representing 94% of license revenue, in the first quarter of 2003 from $27 million, representing 94% of license revenue, in the first quarter of 2002. The increase in absolute dollars, and as a percentage, relates to the overall increase of license revenue. Gross profit from license revenue consists of license revenue less the related costs of product media, documentation, third-party royalties and packaging.

Gross profit from service and support revenue increased $11.8 million, or 72%, to $28.0 million, representing 71% of service and support revenue, in the first quarter of 2003 from $16.3 million, representing 61% of service and support revenue, in the first quarter of 2002. The increase in absolute dollars, and as a percentage, is primarily a result of the increase in support and update revenue partially offset by increases of salaries and benefits of $0.6 million and subcontracting of external consultants of $0.4 million. Service and support personnel increased to 321 in 2003 from 304 in 2002. Costs of service and support revenue consist primarily of personnel-related costs incurred in providing telephone support, consulting services, and training to customers, costs of providing software updates and costs of education and consulting materials.

Operating Expenses

Sales and marketing.  Sales and marketing expenses consist primarily of salaries and commissions for sales and marketing personnel and promotional and advertising expenses. Sales and marketing expenses increased $1.6 million, or 5%, to $33.3 million in the first quarter of 2003 from $31.7 million in the first quarter of 2002. The increase in sales and marketing expenses was attributable primarily to increases in salaries of $1.9 million, facilities of $0.6 million and information technology costs of $0.6 million partially offset by a decrease in commission expense of $1.5 million. Sales and marketing personnel increased to 576 in 2003 from 508 in 2002. We believe that sales and marketing expenses will decrease as a percentage of revenue.

Research and development.  Research and development expenses consist primarily of personnel-related costs. Research and development expenses increased $4.0 million, or 27%, to $18.5 million in the first quarter of 2003 from $14.5 million in the first quarter of 2002. The increase in research and development expenses was primarily attributable to increases in salaries and benefits of $2.6 million, facilities of $0.8 million and information technology costs of $0.4 million. The number of research and development personnel increased to 450 in 2003 from 341 in 2002. We expect research and development expenses to decrease as a percentage of revenue and in absolute dollars.

General and administrative.  General and administrative expenses include personnel and other costs of our finance, human resources, facilities, information systems and other administrative departments. General and administrative expenses increased $1.1 million, or 15%, to $8.2 million in the first quarter of 2003 from $7.1 million in the first quarter of 2002. The increase in general and administrative expenses was primarily attributable to increases in salaries and benefits of $0.8 million, legal fees of $0.4 million and facilities of $0.3 million. General and administrative personnel increased to 216 in 2003 from 200 in 2002. We believe that general and administrative expenses will decrease in absolute dollars.

Amortization of intangibles.  Amortization of intangibles increased $1.3 million to $2.7 million in the first quarter of 2003 from $1.4 million in the first quarter of 2002. The increase is a result of our purchase of certain identifiable tangible assets via the OTG Software acquisition in May 2002, which we are amortizing over five years. We expect to amortize the identifiable intangibles of $8.1 for the remainder of 2003, $7.9 million in 2004, $5.0 million in 2005 and 2006 and $1.9 million in 2007.

Litigation Settlement Charges.  In April 2002, we settled the class action and derivative lawsuits filed in 2000 in the United States District Court for the Northern District of California and in San Mateo County Superior Court,

respectively. The settlements in the federal and state litigation called for Legato to pay a total of $87.7 million, which includes attorneys’ fees, in May 2002. Approximately $21 million of the settlement amount was reimbursed by our corporate insurance. The settlement was recorded as a $67 million charge to the results of operations for the quarter ended March 31, 2002.

Interest and other income (expense), net.  Interest and other income (expense), net, primarily represents interest income from funds available for investment. Interest and other income (expense), net, was an expense of $0.4 million in the first quarter of 2003 as compared to income of $0.5 million in the first quarter of 2002. The decrease represents a reduction of interest income due to lower cash investment yields and overall decrease in investment balances. In addition, we realized a $0.4 million loss from the sale of an investment in the first quarter of 2003.

Benefit from income taxes.  During the third quarter of 2002, we established a full valuation allowance against our deferred tax assets, because we determined that it is more likely than not that all deferred tax assets will not be realized in the foreseeable future. The net operating loss and R&D credit carryovers that make up the vast majority of our deferred tax assets do not begin to expire until 2019, possibly allowing sufficient time to be utilized. Going forward, we will assess the continued need for the valuation allowance. After we have demonstrated profitability for a period of time and begin utilizing a portion of the deferred tax assets, we may reverse the valuation allowance, likely resulting in a benefit to the Consolidated Statement of Operations in some future period. At this time, we cannot reasonably estimate when this reversal might occur, if at all.

As we continue to provide a full valuation allowance, we have not received any benefit from our continued operating losses. Accordingly, the effective tax rate for the first quarter of 2003 was 0% as compared to 40% for the first quarter of 2002.

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents and investments totaled $75.2 million as of March 31, 2003 as compared to $70.0 million as of December 31, 2002; and our short-term liquidity (cash plus investments plus accounts receivable less line of credit less accounts payable less accrued liabilities) improved during the quarter to $45.0 million at March 31, 2003 from $40.4 million at December 31, 2002. Cash equivalents are highly liquid investments with original maturities of ninety days or less as of the date of purchase. Investments are debt instruments with original maturities greater than three months.

Net cash provided by operating activities was $2.1 million in the quarter of 2003 and consisted primarily of depreciation and amortization of $7.4 million, partially offset by the net loss of $2.6 million and a net change in assets and liabilities of $3.9 million. Net cash used by operating activities was $10.0 million in the first quarter of 2002 and consisted primarily of the net loss of $46.7 million and deferred taxes of $30.1 million, partially offset by the net change in assets and liabilities of $62.5 million and depreciation and amortization of $5.2 million.

Net cash provided by investing activities was $4.5 million in the first quarter of 2003, which resulted primarily from the net maturities of marketable securities and sales of investment of $6.4 million, partially offset by the purchases of property and equipment of $1.9 million. Net cash used by investing activities was $12.9 million in the first quarter of 2002, which resulted primarily from the net purchases of marketable securities of $6.5 million and purchases of property and equipment of $6.3 million. The investments in property and equipment in the first quarter of 2002 were primarily for the completion of our core systems implementation that occurred in January 2002.

Net cash provided by financing activities was $4.3 million in the first quarter of 2003, which resulted from the net increase in line of credit of $4.1 million and the sale of our common stock of $0.3 million. Net cash provided by financing activities was $6.7 million in the first quarter of 2002, which resulted from the proceeds received from the issuance of our common stock from stock option exercises and our employee stock purchase plan.

As of March 31, 2003, the only significant contractual obligations or commercial commitments consisted of our facility lease commitments and line of credit. (See Note 5 to the Notes to the Consolidated Financial Statements in our Annual Report

on Form 10-K for further details.) We do not have any other off-balance sheet arrangement that could significantly reduce our liquidity.

Based on our current operating plan and limited capital spending, we believe our current cash and investment balances and cash flow from the sale of stock will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.

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

We have cumulative losses, we continue to record losses, and we may incur additional losses in the future. We lost $2.6 million for the three months ended March 31, 2003 and $228.8 million for the year ended December 31, 2002. Our accumulated deficit was $302.0 million as of March 31, 2003. While we achieved our second quarter of positive cash flows from operations and continued to increase deferred revenue to $72.6 million in the first quarter of 2003, there can be no assurance that such results will result in profitability or whether these trends will continue. If we cannot achieve and sustain operating profitability or positive cash flow from operations, we may not be able to meet our working capital requirements. This would have a material adverse effect on our business financial condition and results of operations.

We are currently subject to litigation.

On or about July 26, 2001, a class action lawsuit was filed in the Southern District of New York naming OTG, officers of OTG who signed the registration statement in connection with OTG’s initial public offering, and the managing underwriters of the initial public offering as defendants. The complaint alleges that OTG’s initial public offering registration statement and final prospectus contained material misrepresentations and/or omissions, related in part to additional, excessive and undisclosed commissions allegedly received by the underwriters from investors to whom the underwriters allegedly improperly allocated shares of the public offering. The complaint seeks relief in the form of damages and/or rescission of the plaintiff’s purchase transaction. Since this initial complaint was filed, three other complaints making similar or identical allegations and seeking similar relief have been filed. All of the actions brought against OTG have been consolidated, and are being heard along with other similar actions brought against approximately 300 other issuers, issuers’ officers and underwriters in the Southern District of New York. On July 19, 2002, the defendants filed a motion to dismiss the complaint. On February 19, 2003, the Court denied defendants motion with respect to the claims asserted against OTG. We intend to defend the action vigorously and believe that it is not possible at the current time to estimate the amount of a probable loss, if any, that might result from this matter.

On July 1, 2002, we received notice that an action captioned Nickel v. Kay, et al. had been filed in the Circuit Court for Montgomery County, Maryland. The action, brought by a former OTG employee, asserts claims that Richard Kay, OTG and Legato are liable under various legal theories for the alleged breach of Mr. Nickel’s employment contract and breach of fiduciary duties allegedly owed to Mr. Nickel. The complaint alleges compensatory and punitive damages, to be proven at trial. In early January 2003, the Court dismissed all claims against Legato. In March 2003, OTG settled with the plaintiff. The only remaining claims are asserted against Mr. Kay. The Company intends to work with Mr. Kay to vigorously oppose the remaining claims.

On or about November 20, 2002, we received an arbitration demand filed with the American Arbitration Association by Buro- und Datentechnik, an OTG European reseller, and BDT Products, one of its subsidiaries. The reseller alleges that OTG misrepresented information concerning the capabilities of certain OTG products, and OTG’s intentions with respect to development plans for those products. On that basis, the reseller asserts that it is entitled to damages of $44 million, which consist primarily of alleged consequential damages in the form of lost profits. In response, on December 23, 2002, we filed a Statement of Defense and Counterclaim. We assert that the OTG products functioned as warranted, that consequential damages, including lost profits, are prohibited under the terms of the contract. Our counterclaim asserts that the reseller failed to perform its obligations to market and sell our products. We assert that if consequential damages are permitted, we seek such damages against the reseller in an unspecified amount. Although insurance may be available to cover some portion of any potential liability, an adverse arbitration award could be materially adverse to our operating results.

On January 15, 2003, we received a notice of potential claim from the former shareholders of Intelliguard, Inc., a company purchased by Legato in April 1999. They alleged that the Company and certain of its former officers made certain misrepresentations, upon which they relied when they agreed to sell Intelliguard to the Company. After informal discussions between the parties in early April 2003, the Intelliguard shareholders communicated their intention not to pursue their allegations any further.

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

We operate in the enterprise storage management market, which is intensely competitive, highly fragmented and characterized by rapidly changing technology and evolving standards. Competitors vary in size and in the scope and breadth of the products and services offered. Our competitors include, but are not limited to, Commvault, Computer Associates, EMC, Fujitsu-Siemens, Hewlett Packard, Hitachi, IBM, Sun Microsystems and Veritas. We expect to encounter new competitors as we enter new markets. In addition, many of our existing competitors are broadening their platform coverage. We also expect increased competition from systems and network management companies, especially those that have historically focused on the mainframe market and are broadening their focus to include the client/server computer market. In addition, since there are relatively low barriers to entry in the software market, we expect additional competition from other established and emerging companies. We also expect that competition will increase as a result of future software industry consolidations. Increased competition could harm us by causing, among other things, price reductions, reduced gross margins and loss of market share.

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

We expect the percentage of our revenues attributable to UNIX- and Linux-based products to increase over time. We have expended significant resources developing and acquiring technology to make UNIX- and Linux compatible versions of our products. If users of UNIX and Linux networks do not widely adopt and purchase our products our revenue and business would suffer.

Although we continue to introduce new products, we must respond to technological changes and competition with new product offerings.

The markets for our products are characterized by rapid technological change, changing customer needs, frequent new software product introductions and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards could render our existing products obsolete and unmarketable. In particular, our content management and messaging management offerings compete in markets where new standards continue to be introduced and to evolve. To be successful, we need to develop and introduce new software products on a timely basis that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of our customers. In addition, we need to continue to integrate into our product lines the technologies of products we acquired through the acquisition of OTG

Software completed in May 2002. We may fail to develop and market new products that respond to technological changes or evolving industry standards, experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products or fail to develop new products that adequately meet the requirements of the marketplace or achieve market acceptance. If so, our business, operating results and financial condition would be seriously harmed.

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

We rely on indirect sales channels such as distributors, systems integrators and value-added resellers; it is very difficult for us to predict their quarterly or annual sales of Legato products.

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

Additional risks inherent in our international business activities generally include:

•	Significant reliance on our distributors and other resellers who do not offer our products exclusively;
•	A shift in the strength of foreign currencies, principally the Euro, relative to the U.S. Dollar
•	Unexpected changes in regulatory requirements;
•	Tariffs and other trade barriers;
•	Lack of acceptance of localized products, if any, in foreign countries;
•	Longer negotiation and accounts receivable payment cycles;
•	Difficulties in managing international operations;
•	Potentially adverse tax consequences, including restrictions on the repatriation of earnings;
•	The burdens of complying with a wide variety of multiple local, country and regional laws; and
•	The risks related to the current weakness in some regions, including, without limitation, Europe and Asia.

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

Segments of the computer industry experience from time to time significant economic downturns characterized by decreased product demand, product overcapacity, price erosion, work slowdowns and layoffs. Our operations may experience substantial fluctuations from period-to-period as a consequence of such industry trends, general economic conditions affecting the timing of orders from major customers and other factors affecting capital spending. The occurrence of such factors could seriously harm our business, operating results or financial condition.

Our revenue recognition could be impacted by the unauthorized, and potentially improper, actions of our personnel.

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

As of March 31, 2003, we had goodwill of $270.7 million and acquired intangibles of $27.9 million on our Consolidated Balance Sheet. To the extent we do not generate sufficient cash flows to recover the net amount of the goodwill and intangibles recorded, the goodwill and intangibles could be subsequently written-off. In such event, our results of operations in any given period could be negatively impacted, and the market price of our stock could decline. We expect to amortize identifiable intangibles of $8.1 million in the remainder of 2003, $7.9 million in 2004, $5.0 million in 2005 and 2006 and $1.9 million in 2007.

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

Our trading price is volatile generally due to fluctuations in our business, in our industry and the stock market.

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

The table below presents the carrying value and related weighted average interest rates for our investments in marketable securities as of March 31, 2003 (dollars in millions).

	Carrying Value	Interest Rate
Investments—fixed rate	$9.4	4.6%
Cash equivalents:
Variable rate	24.0	0.9

	$33.4	1.9

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

ITEM 4.    CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within 90 days of the filing date of this report. Based on their evaluation, our principal executive officer and principal financial officer concluded that Legato’s disclosure controls and procedures are effective. There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II — OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Information concerning legal proceedings is incorporated herein by reference to Note 4 of the condensed consolidated financial statements in Part I of this Form 10-Q.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.    OTHER INFORMATION

Not applicable.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

10.1	Retention Bonus Agreement between Legato and David B. Wright dated January 20, 2003.
10.2	Retention Bonus Agreement between Legato and David L. Beamer dated January 20, 2003.
10.3	Retention Bonus Agreement between Legato and James P. Chappell dated January 20, 2003.
10.4	Form of Retention Bonus Letter Agreement Addendum between Legato and each of David B. Wright, David L. Beamer and James P. Chappell dated January 23, 2003.
10.5	Retention Bonus Agreement between Legato and Andrew J. Brown dated January 20, 2003.
10.6	Employment Agreement between Legato and Noah D. Mesel dated September 13, 2002.
10.7	Amendment to Employment Agreement between Legato and Noah D. Mesel dated September 13, 2002.
10.8	Transition Bonus Agreement between Legato and Noah D. Mesel dated January 20, 2003.
10.9	Employment Agreement between Legato and Cory J. Sindelar dated September 13, 2002.
10.10	Amendment to Employment Agreement between Legato and Cory J. Sindelar dated September 13, 2002.
10.11	Transition Bonus Agreement between Legato and Cory J. Sindelar dated January 20, 2003.
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K: None.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

LEGATO SYSTEMS, INC.

By:	/s/ Andrew J. Brown

Andrew J. Brown Executive Vice President, Finance and Chief Financial Officer

By:	/s/ Cory J. Sindelar

Cory J. Sindelar Vice President, Corporate Controllers and Principal Accounting Officer

Date: May 14, 2003

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
David B. Wright
Chairman and Chief Executive Officer

May 14, 2003

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

May 14, 2003