Form 10-Q
period 2003-06-30
LEGATO SYSTEMS INC
filed 2003-07-30
CIK 859360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule12b-2 of the Exchange Act). Yes  ☒  No  ☐

The number of shares outstanding of the Registrant’s Common Stock as of July 21, 2003 was 117,786,729.

LEGATO SYSTEMS, INC

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

LEGATO SYSTEMS, INC.

Condensed Consolidated Balance Sheets

(in thousands)

	June 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$62,659	$54,726
Investments	9,315	15,318
Accounts receivable, net	42,752	51,501
Other current assets	9,707	7,487

Total current assets	124,433	129,032
Property and equipment, net	39,297	43,906
Intangible assets, net	25,196	30,586
Goodwill	270,709	270,709
Other assets	4,603	5,483

	$464,238	$479,716

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$13,495	$10,550
Accounts payable	11,224	12,294
Accrued liabilities	43,176	58,314
Deferred revenue	66,302	67,956

Total current liabilities	134,197	149,114
Deferred revenue – net of current portion	3,389	2,808

	137,586	151,922

Stockholders’ equity:
Common stock and capital in excess of par, $0.0001 par value; 117,525 and 116,136 issued and outstanding, respectively	631,882	627,067
Deferred stock compensation	(260)	(416)
Accumulated other comprehensive income	1,471	582
Accumulated deficit	(306,441)	(299,439)

Total stockholders’ equity	326,652	327,794

	$464,238	$479,716

See accompanying notes to these condensed consolidated financial statements.

LEGATO SYSTEMS, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(unaudited)
Revenue:
License	$34,845	$30,629	$69,233	$59,379
Service and support	41,783	30,928	81,406	57,809

Total revenue	76,628	61,557	150,639	117,188

Cost of revenue:
License	1,983	2,215	3,978	3,926
Service and support	11,941	11,325	23,528	21,920

Cost of revenue	13,924	13,540	27,506	25,846

Gross profit	62,704	48,017	123,133	91,342

Operating expenses:
Sales and marketing	33,286	34,219	66,600	65,938
Research and development	18,616	18,252	37,126	32,772
General and administrative	8,014	9,606	16,168	16,675
Amortization of acquired intangibles	2,695	2,166	5,390	3,598
Write-off of in-process research and development	—	33,200	—	33,200
Restructuring charges	3,543	—	3,543	—
Litigation settlement charge	—	—	—	67,000

Total operating expenses	66,154	97,443	128,827	219,183

Loss from operations	(3,450)	(49,426)	(5,694)	(127,841)
Interest and other income, net	(536)	1,348	(897)	1,862

Loss before provision for/(benefit from) income taxes	(3,986)	(48,078)	(6,591)	(125,979)
Provision for/(benefit from) income taxes	411	(2,224)	411	(33,384)

Net loss	$(4,397)	$(45,854)	$(7,002)	$(92,595)

Net loss per share:
Basic and diluted	$(0.04)	$(0.45)	$(0.06)	$(0.96)

Weighted average common shares outstanding	117,011	102,643	116,595	96,540

See accompanying notes to condensed consolidated financial statements.

LEGATO SYSTEMS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2003	2002
	(unaudited)
Cash flows from operating activities:
Net loss	$(7,002)	$(92,595)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred taxes	—	(37,422)
Depreciation and amortization	14,572	12,193
Write-off of in-process research and development	—	33,200
Stock compensation expense	424	289
Provision for doubtful accounts and sales returns	404	183
Changes in assets and liabilities:
Accounts receivable	8,345	(161)
Other assets	(1,340)	1,100
Accounts payable	(1,070)	8,893
Accrued liabilities	(15,138)	(12,295)
Deferred revenue	(1,073)	2,346

Net cash used in operating activities	(1,878)	(84,269)

Cash flows from investing activities:
Purchases of available-for-sale securities	(57)	(17,239)
Maturities and sales of available-for-sale securities	6,436	72,775
Purchase of technology	—	(3,250)
Acquisition of OTG Software, net of cash acquired	—	(1,609)
Acquisition of property and equipment	(4,573)	(10,503)

Net cash provided by investing activities	1,806	40,174

Cash flows from financing activities:
Proceeds from issuance of common stock	4,547	9,434
Borrowings against line of credit	28,115	—
Payments against line of credit	(25,170)	—

Net cash provided by financing activities	7,492	9,434
Effect of changes in foreign exchange rates	513	593

Net change in cash and cash equivalents	7,933	(34,068)
Cash and cash equivalents at beginning of period	54,726	63,281

Cash and cash equivalents at end of period	$62,659	$29,213

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

Comprehensive Loss. Comprehensive loss includes unrealized gains (losses) on investments and reflects the effect of foreign currency translation adjustments on the accounts of our foreign operations, the impacts of which are excluded from net loss and are included in stockholders’ equity. A summary of comprehensive loss is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss	$(4,397)	$(45,854)	$(7,002)	$(92,595)
Unrealized gain (loss) on investments	(144)	(68)	(53)	(643)
Reclassification adjustment due to realized loss	—	—	429	—
Foreign currency translation adjustments	362	593	513	593

	$(4,179)	$(45,329)	$(6,113)	$(92,645)

Computation of Net Income (Loss) Per Share. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average shares of common stock and potential common shares outstanding during the period. Potential common shares outstanding consist of dilutive shares issuable upon the exercise of outstanding options to purchase common stock as computed using the treasury stock method. For periods in which Legato incurs a loss, potential common shares outstanding are excluded from the computation of diluted net loss per share as their effect is anti-dilutive. Options to purchase 28.8 million shares and 24.8 million shares of common stock at a weighted average price of $9.59 per share and $11.31 per share were outstanding as of June 30, 2003 and 2002, respectively, but were not included in the computation of diluted net loss per share because their effect would be anti-dilutive.

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

The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of Statement of Financial Account Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss—as reported	$(4,397)	$(45,854)	$(7,002)	$(92,595)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(9,787)	(13,464)	(19,930)	(23,704)

Net loss—pro forma	$(14,184)	$(59,318)	$(26,932)	$(116,299)

Basic and diluted net loss per share—as reported	$(0.04)	$(0.45)	$(0.06)	$(0.96)

Basic and diluted net loss per share—pro forma	$(0.12)	$(0.58)	$(0.23)	$(1.20)

Weighted average fair value of options granted for the period	$5.09	$4.91	$4.11	$6.41

3. Recent Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock Based Compensation—Transition and Disclosure—as Amendment to FAS 123.” SFAS No. 148 provides two additional transition methods for entities that adopt the preferable method of accounting for stock based compensation. Further, the statement requires disclosure of comparable information for all companies regardless of whether, when or how an entity adopts the preferable, fair value based method of accounting. As we continue to disclose the fair value of stock option compensation only, SFAS No. 148 did not have any impact on our financial position or results of operations. The interim disclosures of SFAS No. 148 have been disclosed above.

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

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity even if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of this standard will not have a material impact on our consolidated results of operations or financial position.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard replaces EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not impact our results of operations or financial position.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is generally effective for derivative instruments, including derivative instruments embedded in certain contracts, entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. We do not expect the adoption of SFAS No. 149 to have a material impact on our results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and is effective for financial instruments entered into or modified after May 31, 2003. We do not expect the adoption of this standard to have a material impact on our results of operations or financial position.

3.	Balance Sheet Components

	June 30, 2003	December 31, 2002
Accounts receivable:
Trade accounts receivable	$48,792	$59,226
Allowances for doubtful accounts and sales returns	(6,040)	(7,725)

	$42,752	$51,501

Property and equipment:
Computer hardware	$55,587	$52,705
Computer software	28,048	27,212
Office equipment, furniture and fixtures	19,021	18,490
Leasehold improvements	15,081	14,757

	117,737	113,164
Accumulated depreciation and amortization	(78,440)	(69,258)

	$39,297	$43,906

Accrued liabilities:
Accrued compensation and benefits	$12,835	$18,369
Taxes payable	7,056	9,487
Restructuring	10,532	11,658
Other accrued liabilities	12,753	18,800

	$43,176	$58,314

4.	Commitments and Contingencies

Operating Leases. We lease our operating facilities under non-cancelable operating leases that expire at various dates through 2011. Certain of these leases contain renewal options. We also entered into non-cancelable sub-leases that expire at various dates through 2011, which was offset against rent expense. As of June 30, 2003, future minimum lease commitments and sub-lease income were as follows (in thousands):

Year ending December 31,	Operating Leases	Sub-lease Income
Remainder of 2003	$9,304	$1,176
2004	17,042	2,329
2005	15,379	2,301
2006	13,860	2,346
2007	10,123	1,003
2008	9,588	806
Thereafter	14,961	1,948

	$90,257	$11,909

Indemnifications and Warranties. We sell software licenses and services to its customers under contracts which we refer to as Software License Agreements (“SLA”). Each SLA contains the relevant terms of the contractual agreement with the customer, and generally includes certain provisions for indemnifying the customer against losses, expenses, and liabilities from damages that may be awarded against the customer in the event our software is found to infringe upon a patent, copyright, trademark, or other proprietary right of a third party. The SLA generally limits the scope of and remedies for such indemnification obligations in a variety of industry-standard respects, including but not limited to certain time- and geography-based scope limitations and a right to replace an infringing product.

        We believe our internal development processes and other policies and practices limit our exposure related to the indemnification provisions of the SLA. In addition, we require our employees to sign a proprietary information and inventions agreement, which assigns the rights to our employees’ development work to the Company. To date, we have not had to reimburse any of our customers for any losses related to these indemnification provisions, and no material claims are outstanding as of June 30, 2003. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the SLA, we cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.

We also warrant to customers that software products operate substantially in accordance with specifications. Historically, minimal costs have been incurred related to product warranties, and as such, no accruals for warranty costs have been made.

Restructuring Charges. During 2002, we incurred a charge to our results of operations of $11.7 million, related primarily to excess facilities located in Burlington, Ontario; Mountain View, California and Rockville, Maryland and to the closure of several smaller sales offices. In the second quarter of 2003, we signed a sub-lease for a portion of our Rockville facility. The sublease has a term that ends with our lease termination date and represents $3.1 million of future sublease income. Because we were able to locate a sub-tenant earlier than expected, we recognized a benefit to the restructuring charge equal to $0.8 million. In May of 2003, we took certain actions to reduce our headcount by approximately 90 and to reallocate resources in order to improve efficiencies. As a result, we incurred $4.3 million of severance and related benefit expenses and expect to save $9.5 to $10.0 million annually. To date, we generally have realized the costs savings anticipated by our previous actions.

As of June 30, 2003, accrued restructuring charges related primarily to future lease commitments and to severance and related benefits. The following table summarizes the restructuring activity for the first six months of 2003 (in thousands):

	Severance & Benefits	Excess Facilities	Total
Balance, December 31, 2002	$878	$10,780	$11,658
Restructuring charges	4,329	(786)	3,543
Non-cash modification to option agreements	(245)	—	(245)
Cash payments	(3,194)	(1,230)	(4,424)

Balance, June 30, 2003	$1,768	$8,764	$10,532

Legal Proceedings. In April 2002, we settled the class action and derivative lawsuits filed in 2000 in the United States District Court for the Northern District of California and in San Mateo County Superior Court, respectively. The settlements in the federal and state litigation called for Legato to pay a total of $87.7 million, which included attorneys’ fees, in May 2002. Approximately $21.0 million of the settlement amount was reimbursed by our corporate insurance. The settlement was recorded as a $67.0 million charge to the results of operations for the quarter ended March 31, 2002 and was paid during the quarter ended June 30, 2002.

On or about July 26, 2001, a class action lawsuit was filed in the Southern District of New York naming OTG Software, Inc. (now a wholly-owned subsidiary of Legato), officers of OTG who signed the registration statement in connection with OTG’s initial public offering, and the managing underwriters of the initial public offering as defendants. The complaint alleges that OTG’s initial public offering registration statement and final prospectus contained material misrepresentations and/or omissions, related in part to additional, excessive and undisclosed commissions allegedly received by the underwriters from investors to whom the underwriters allegedly improperly allocated shares of the public offering. The complaint seeks relief in the form of damages and/or rescission of the plaintiff’s purchase transaction. Since this initial complaint was filed, three other complaints making similar or identical allegations and seeking similar relief have been filed. All of the actions brought against OTG have been consolidated, and are being heard along with other similar actions brought against approximately 300 other issuers, issuers’ officers and underwriters in the Southern District of New York. On July 19, 2002, the defendants filed a motion to dismiss the complaint. On February 19, 2003, the Court denied defendants motion with respect to the claims asserted against OTG. We intend to defend the action vigorously and believe that it is not possible at the current time to estimate the amount of a probable loss, if any, that might result from this matter. On June 26, 2003, the plaintiffs announced the terms of a settlement in principle with the issuer defendants. Under the terms of the settlement, Legato would not have to pay any of its own funds to plaintiffs, and all of its attorneys fees and costs beginning on June 1, 2003, would be paid by OTG’s directors and officers liability insurance carriers. A committee of our Board of Directors has approved the settlement proposal, but before the settlement is final, it is subject to a number of conditions, including approval by a sufficient number of other issuers, agreement on a formal stipulation of settlement, and approval by the U.S. District Court for the Southern District of New York.

On July 1, 2002, we received notice that an action captioned Nickel v. Kay, et al. had been filed in the Circuit Court for Montgomery County, Maryland. The action, brought by a former OTG employee, asserts claims that Richard Kay, OTG and Legato are liable under various legal theories for the alleged breach of Mr. Nickel’s employment contract and breach of fiduciary duties allegedly owed to Mr. Nickel. The complaint alleges compensatory and punitive damages, to be proven at trial. In January 2003, the Court dismissed all claims against Legato. In March 2003, OTG settled with the plaintiff; the terms of the settlement are confidential, but the amount of the settlement did not materially affect the Company’s operating results. The only remaining claims are asserted against Mr. Kay. The Company intends to work with Mr. Kay to vigorously oppose the remaining claims.

On or about November 20, 2002, we received an arbitration demand filed with the American Arbitration Association by Buro- und Datentechnik, an OTG European reseller, and BDT Products, one of its subsidiaries. The reseller alleges that OTG misrepresented information concerning the capabilities of certain OTG products, and OTG’s intentions with respect to development plans for those products. On that basis, the reseller asserts that it is entitled to damages of $44 million, which consist primarily of alleged consequential damages in the form of lost profits. In response, on December 23, 2002, we filed a Statement of Defense and Counterclaim. We assert that the OTG products functioned as warranted, that consequential damages, including lost profits, are prohibited under the terms of the contract. Our counterclaim asserts that the reseller failed to perform its obligations to market and sell our products. We assert that if consequential damages are permitted, we seek such damages against the reseller in an unspecified amount. No estimate can be made of the possible loss or possible range of loss associated with the resolution of this contingency. Although insurance may be available to cover some portion of any potential liability, an adverse arbitration award could be materially adverse to our operating results, financial position or cash flows.

On July 9, 2003, the Company was served with a Complaint, captioned Fan v. Legato Systems, Inc., et al., filed in the Superior Court for Santa Clara County, California. A similar complaint, captioned Batchelor v. Wright, et al., was served on the Company on July 11. A third, similar complaint, captioned Moskowitz v. Legato Systems, Inc., et al., was served on the Company on July 15, 2003. The complaints, each of which names as defendants the Company and each of the members of board of directors individually, allege that the board breached its fiduciary duties to the shareholders and engaged in self dealing in connection with the recently-announced acquisition agreement with EMC Corporation. The complaint seeks to enjoin the acquisition and to force the board to obtain a transaction in the interests of the shareholders. We believe the allegations in the complaints are meritless, and intend to defend the Company and the individual defendants vigorously.

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

Option Program Description. Our stock option program is a broad-based, long-term retention program that is intended to attract and retain talented employees and align stockholder and employee interests. We consider our option program critical to our operation and productivity; essentially all of our employees participate. Of the options granted in 2003, one-hundred percent went to employees other than the five most highly compensated officers. The program consists of one plan, which was approved by our shareholders, and is divided into three separate components:

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

As of June 30, 2003, 41.0 million shares of common stock have been authorized for issuance under the Company’s 1995 Stock Option/Stock Issuance Plan (the “1995 Plan”), of which 7.7 million were available for future grant. Options to purchase shares may be granted and shares may be issued directly under the 1995 Plan. Options must have an exercise price not less than 100% and 85% of fair market value of the common stock on the date of grant for incentive stock options and non-statutory stock options, respectively. The purchase price for shares issued directly may not be less than 85% of fair market value on the date of grant. Options generally vest over four years, whereby 25% of the shares become exercisable one year after the grant date and monthly thereafter over 36 months, and terminate ten years after their original grant date. A summary of option activity is as follows (in thousands, except per share amounts):

	Six Months Ended June 30, 2003		Year Ended December 31,
			2002		2001
	Shares	Weighted Average Price	Shares	Weighted Average Price	Shares	Weighted Average Price
Outstanding at beginning of period	26,388	$10.07	20,996	$12.24	14,892	$15.43
Options granted and assumed (1)	4,068	5.81	9,954	6.19	10,509	8.76
Options exercised	(409)	3.56	(1,087)	4.87	(1,421)	5.60
Options forfeited	(1,200)	9.28	(3,475)	13.67	(2,984)	19.26

Outstanding at the end of period	28,847	9.59	26,388	10.07	20,996	12.24

(1)	During 2002, we assumed 3.4 million options in connection with our acquisition of OTG Software.

As of June 30, 2003, the options outstanding and exercisable by exercise price are as follows (in thousands, except per share amounts):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 0.00 – $ 2.79	3,646	8.68	$2.64	336	$1.47
2.79 – 3.75	624	7.93	3.31	231	3.36
3.94 – 4.76	3,492	8.17	4.74	1,581	4.73
4.77 – 5.67	4,374	8.97	5.45	741	5.22
5.70 – 8.00	3,360	8.18	7.06	1,703	7.19
8.05 – 9.44	1,191	7.95	8.97	829	8.94
9.47 – 9.75	3,588	7.41	9.74	2,532	9.74
9.98 – 13.19	3,018	7.02	11.16	2,314	11.10
13.23 – 20.75	3,421	7.05	15.86	2,561	16.24
21.09 – 77.00	2,133	6.37	31.76	1,958	31.58

	28,847	7.86	9.59	14,786	12.58

Distribution and Dilutive Effect of Options. We have a goal to keep the dilution related to our option program to an average of less than three percent annually. Accordingly, the shares reserved under this program automatically increase on the first trading day in each calendar year by the lesser of (i) the number of shares equal to 3% of the total number of shares of our common stock outstanding on December 31 of the immediately preceding calendar year or (ii) 3.0 million shares. As of January 1, 2003, 3.0 million shares were added to the shares available to grant, bringing the aggregate number of shares available for grant to 10.6 million. Because we had 10.6 million shares available at the beginning of the year, we could potentially grant more that 3% of the total number of shares of our common stock this year. The dilution percentage is calculated as the new option grants for the year, net of options forfeited by employees leaving the Company, divided by the total outstanding shares at the beginning of the year.

Employee and executive option grants are as follows:

	Six Months Ended June 30, 2003	Year Ended December 31,
		2002	2001
Net grants as a % of outstanding shares at beginning of period	2.2%	4.2%	8.4%
Grants to listed officers(2) as a percentage of total options granted	—	11.8	18.3
Grants to listed officers(2) as a percentage of outstanding shares	—	0.9	2.1
Cumulative options held by listed officers(2) as a percentage of total options outstanding at end of period	18.1	21.6	24.1

(2)	See below for the Named Executive Officers; they represent the CEO and each of the four other most highly compensated executive officers whose salary and bonus are in excess of $100,000.

During the first six months of 2003, we granted options to purchase 3.7 million shares of our stock to our employees, which was a net grant of options for 2.5 million shares after deducting 1.2 million shares for options forfeited. The net options granted after forfeitures represented 2.2% of our total outstanding shares of 116.1 million as of the beginning of the year. Options granted to the five most highly compensated officers as a percentage of the total options granted to all employees vary from year to year. During the first six months of 2003, no options were granted to executive officers, which is down compared to 2002 and 2001. The decrease in 2002 when compared to 2001 is a result of the fact that one executive officer was hired in 2001. In order to attract this executive officer, a significant initial stock grant was made. Subsequent grants are substantially less than the initial grant.

As of June 30, 2003, the “In-the-Money” and “Out-of-the Money”(3) option information is as follows (in thousands, except per share amounts):

	Exercisable		Unexercisable		Total
	Shares	Weighted Average Price	Shares	Weighted Average Price	Shares	Weighted Average Price
In-the-money	4,739	$5.50	10,948	$4.69	15,687	$4.93
Out-of-the-money	10,047	15.92	3,113	12.78	13,160	15.18

	14,786	12.58	14,061	6.48	28,847	9.59

(3)	“Out-of-the-money” options are those options with an exercise price equal to or above the closing price of $8.42 at the end of the quarter. Our stock price is volatile. The high, average and low closing stock price for the six months ended June 30, 2003 was $8.71, $6.21 and $5.01, respectively.

Executive Officer Options. A “Named Executive Officer” is defined as the CEO and each of the four other most highly compensated executive officers whose salary and bonus are in excess of $100,000. With the closing stock price of $8.42 on June 30, 2003, the majority of the Listed Officers’ options were “under water” or “out-of-the-money.”

As of and for the six months ended June 30, 2003, options exercised and remaining holdings of the Listed Officers were as follows (in thousands):

	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options as of June 30, 2003		Values of Unexercised In-the-Money Options at June 30, 2003
			Exercisable	Unexercisable	Exercisable	Unexercisable
David B. Wright	—	$—	1,844	1,256	$961	$2,643
David L. Beamer	—	—	296	414	530	1,187
Andrew J. Brown	—	—	522	438	216	982
Noah D. Mesel	—	—	87	175	96	601
Cory J. Sindelar	—	—	72	108	121	445

6.	Subsequent Event—Acquisition of Legato by EMC

On July 7, 2003, EMC Corporation (“EMC”) and Legato announced a definitive agreement for EMC to acquire Legato. Under terms of the agreement, Legato stockholders will receive 0.9 of a share of EMC common stock for each share of Legato common stock. Based upon the EMC closing stock price of $11.74 on July 7, 2003, the transaction is valued at approximately $1.3 billion. The acquisition is subject to customary closing conditions, including Legato’s stockholder and regulatory approvals, and is expected to be completed in the fourth quarter of calendar year 2003. Upon completion of the acquisition, EMC intends to operate Legato as a software division of EMC headquartered in Mountain View, California, led by David B. Wright, Legato’s current Chairman and CEO. Legato’s sales, marketing and service will remain focused on selling and servicing Legato’s full line of products and solutions. EMC and Legato will integrate engineering and development functions to accelerate the development and delivery of comprehensive storage management solutions for growth markets such as email management and HSM/archiving.

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

CRITICAL ACCOUNTING POLICIES

There have been no material changes to our critical accounting policies and estimates as disclosed in our Form 10-K for the year ended December 31, 2002.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenue:
License	45%	50%	46%	51%
Service and support	55	50	54	49

Total revenue	100	100	100	100.0

Cost of revenue:
License	3	4	3	3
Service and support	15	18	15	19

Total cost of revenue	18	22	18	22

Gross profit	82	78	82	78

Operating expenses:
Sales and marketing	44	55	44	57
Research and development	24	30	25	28
General and administrative	10	16	11	14
Amortization of acquired intangibles	3	3	4	3
Write-off of in-process research and development	—	54	—	28
Restructuring charges	5	—	2	—
Litigation settlement charge	—	—	—	57

Total operating expenses	86	158	86	187

Loss from operations	(4)	(80)	(4)	(109)
Interest and other income, net	(1)	2	(1)	2

Loss before benefit from income taxes	(5)	(78)	(5)	(107)
Provision for/(benefit from) income taxes	1	(4)	—	(28)

Net loss	(6)%	(74)%	(5)%	(79)%

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

Results of Operations

Revenue

Total revenue increased $15.0 million, or 24%, to $76.6 million in the second quarter of 2003 from $61.6 million for the second quarter of 2002. Revenue attributable to the former OTG business accounted for $4.4 million of the increase. The remainder of the increase is due to an increase of our update renewal rate as discussed below. For the six months ended June 30, 2003, total revenue increased $33.4 million, or 29%, to $150.6 million from $117.2 million during the same period a year ago. The former OTG products accounted for $14.5 million of the increase; and the remainder of the increase is due to an increase of our update renewal rate as discussed below.

License revenue. License revenue increased $4.2 million, or 14%, to $34.8 million in the second quarter of 2003 from $30.6 million in the second quarter of 2002. The revenue contribution from the OTG acquisition accounted for $2.5 million of increased license revenue in the second quarter of 2003. For the first six months of 2003, license revenue increased $9.8 million, or 17%, to $69.2 million from $59.4 million in 2002. OTG-related products accounted for $7.4 million of the increase. We also experienced an increase in license revenue of $3.6 million from our transactions greater than $250,000 even though the number of transactions greater than $250,000 was relatively constant. We expect license revenue to increase in absolute dollars, but may decrease as a percentage of total revenue, for the remainder of 2003.

We typically sell our products with the first year of update service included, creating a multiple element arrangement. As discussed in Note 1 to the accompanying condensed consolidated financial statements, we account for these arrangements using the “Residual Method,” which means a portion, or potentially all, of the product sale is allocated to our update service with license fee being the remainder, or “residual.” Our vendor specific objective evidence for the value of the update service is the fees our customers are willing to pay for the update subscription when it sold separately in the second year. Therefore, as our update renewal fees increase as a percentage of product list price, the greater proportion of initial product sale is allocated to our update subscription, thereby reducing the residual amount of license fee. Compared to the second quarter of 2002, we have experienced nominal change to our average selling price for update service renewals and, hence, no material impact to license revenue.

International license revenue increased in absolute dollars to $16.7 million in the second quarter of 2003 from $15.9 million in the second quarter of 2002. However, as a percentage of total license revenue, international license revenue decreased to 48% in the second quarter of 2003 from 52% in the same period a year ago. The decrease as a percentage is primarily due to a significant contract signed in the second quarter of 2002. For the six months ended June 30, 2003, international license revenue increased $3.0 million to $31.9 million from $28.9 million in 2002, but decreased as a percentage of total license revenue to 46% from 49% in 2002. The decrease as a percentage of total license revenue relates primarily to the revenue contribution of OTG products which are sold primarily in the United States.

Service and Support Revenue. Service and support revenue increased $10.9 million, or 35%, to $41.8 million in the second quarter of 2003 from $30.9 million in the second quarter of 2002. Throughout 2002, a greater percentage of our initial product sales were allocated to update revenue as discussed above. Because update revenue is recognized over time, we continue to realize the cumulative effect of this increased allocation in the second quarter of 2003 when compared to the second quarter of 2002. The service and support revenue related to OTG products accounted for $1.9 million of the increase. For the first six months of 2003, service and support revenue increased $23.6 million, or 41% to $81.4 million from $57.8 million for the same period a year ago. The majority of the increase relates to the cumulative effect of our increasing selling price for update renewals as discussed above. In addition, the service and support revenue associated with OTG products accounted for $7.1 million of this increase. We expect service and support revenue to increase in absolute dollars and as a percentage of total revenue through the remainder of 2003.

Gross Profit

Gross profit increased $14.7 million, or 31%, to $62.7 million, representing 82% of total revenue, in the second quarter of 2003 as compared to $48.0 million, representing 78% of total revenue, in the second quarter of 2002. For the remainder of 2003, we expect gross profit to be relatively unchanged at 80-82% of revenue.

Gross profit from license revenue increased $4.4 million, or 16%, to $32.8 million, representing 94% of license revenue, in the second quarter of 2003 from $28.4 million, representing 93% of license revenue, in the second quarter of 2002. For the first six months of 2003, gross profit from license revenue increased $9.8 million, or 18% to $65.3, representing 94% of license revenue, from $55.5 million, representing 93% of license revenue, in 2002. The increase in absolute dollars, and as a percentage, relates to the overall increase of license revenue. Gross profit from license revenue consists of license revenue less the related costs of product media, documentation, third-party royalties and packaging.

Gross profit from service and support revenue increased $10.3 million, or 53%, to $29.9 million, representing 72% of service and support revenue, in the second quarter of 2003 from $19.6 million, representing 63% of service and support revenue, in the second quarter of 2002. The increase in absolute dollars, and as a percentage, is primarily a result of the increase in support and update revenue partially offset by increase in subcontracting of external consultants of $0.5 million. For the first six months of 2003, gross profit from service and support revenue increased $22.0 million, or 62% to $57.9 million, representing 71% of service and support revenue, from $35.9 million, representing 62% of service and support revenue, in 2002. The increase in absolute dollars, and as a percentage, is primarily a result of the increase in support and update revenue. Service and support personnel decreased to 320 in 2003 from 353 in 2002. Costs of service and support revenue consist primarily of personnel-related costs incurred in providing telephone support, consulting services, and training to customers, costs of providing software updates and costs of education and consulting materials. For the remainder of 2003, we expect gross profit from service and support revenue to be relatively unchanged.

Operating Expenses

Sales and marketing. Sales and marketing expenses consist primarily of salaries and commissions for sales and marketing personnel and promotional and advertising expenses. Sales and marketing expenses decreased $0.9 million, or 3%, to $33.3 million in the second quarter of 2003 from $34.2 million in the second quarter of 2002. The decrease in sales and marketing expenses was attributable primarily to decreases in travel and entertainment of $0.5 million. For the first six months of 2003, sales and marketing expenses increased $0.7 million, or 1% to $66.6 million from $65.9 million for the same period in 2002. The increase in sales and marketing expenses was attributable primarily to increases in salaries and benefits of $2.0 million, information technology costs of $0.7 million and marketing costs of $0.2 million partially offset by decreases in commission expense of $1.7 million and travel and entertainment of $0.4 million. Sales and marketing personnel decreased to 566 in 2003 from 631 in 2002. We believe that sales and marketing expenses will decrease as a percentage of revenue.

Research and development. Research and development expenses consist primarily of personnel-related costs. Research and development expenses increased $0.3 million, or 2%, to $18.6 million in the second quarter of 2003 from $18.3 million in the second quarter of 2002. The increase in research and development expenses was primarily attributable to increase in salaries and benefits of $0.8 million partially offset by decreases in depreciation expense of $0.4 million. For the first six months of 2003, research and development expenses increased $4.3 million, or 13%, to $37.1 million from $32.8 million for the same period in 2002. The increase in research and development expenses was primarily attributable to increase in salaries and benefits of $4.0 million. The number of research and development personnel decreased to 416 in 2003 from 473 in 2002. We expect research and development expenses to decrease as a percentage of revenue and in absolute dollars.

General and administrative. General and administrative expenses include personnel and other costs of our finance, human resources, facilities, information systems and other administrative departments. General and administrative expenses decreased $1.6 million, or 17%, to $8.0 million in the second quarter of 2003 from $9.6 million in the second quarter of 2002. The decrease in general and administrative expenses was primarily attributable to decreases in salaries and benefits of $0.8 and facilities of $0.6 million. For the first six months of 2003, general and administrative expenses decreased $0.5 million, or 3%, to $16.2 million from $16.7 million for the same period in 2002. The decrease in general and administrative expenses was primarily attributable to decreases in information technology costs of $0.7 million, bad debt expense of $0.6 and facilities of $0.5 million partially offset by legal costs of $0.9 million and depreciation expense of $0.4 million. General and administrative personnel decreased to 203 in 2003 from 245 in 2002. We believe that general and administrative expenses will decrease in absolute dollars.

Amortization of intangibles. Amortization of intangibles increased $0.5 million to $2.7 million in the second quarter of 2003 from $2.2 million in the second quarter of 2002. The amortization is a result of our purchase of certain identifiable tangible assets via the OTG Software acquisition in May 2002, which we are amortizing over five years. We expect to amortize the identifiable intangibles of $25.2 million by $5.4 million for the remainder of 2003, $7.9 million in 2004, $5.0 million in 2005 and 2006 and $1.9 million in 2007.

Restructuring Charges. During the fourth quarter of 2002, we incurred a charge to our results of operations of $11.7 million, related primarily to excess facilities located in Burlington, Ontario; Mountain View, California and Rockville, Maryland and to the closure of several smaller sales offices. In the second quarter of 2003, we signed a sub-lease for a portion of our Rockville facility. The sublease has a term that ends with our lease termination date and represents $3.1 million of future sublease income. Because we were able to locate a sub-tenant earlier than expected, we recognized a benefit to the restructuring charge equal to $0.8 million. In May of 2003, we took certain actions to reduce our headcount by approximately 90 and to reallocate resources in order to improve efficiencies. As a result, we incurred $4.3 million of severance and related benefit expenses.

Litigation Settlement Charges. In April 2002, we settled the class action and derivative lawsuits filed in 2000 in the United States District Court for the Northern District of California and in San Mateo County Superior Court, respectively. The settlements in the federal and state litigation called for Legato to pay a total of $87.7 million, which includes plaintiffs’ attorneys’ fees, in May 2002. Approximately $21.0 million of the settlement amount was reimbursed by our corporate insurance. The settlement was recorded as a $67.0 million charge to the results of operations for the quarter ended March 31, 2002.

Interest and other income (expense), net. Interest and other income (expense), net, primarily represents interest income from funds available for investment. Interest and other income (expense), net decreased $1.8 million to a loss of $0.5 million in the second quarter of 2003 from income of $1.3 million in the second quarter of 2002 and decreased $2.9 million to a loss of $0.9 million in the first six months in 2003 from income of $2.0 million for the same period in 2002. The decrease represents an overall decrease in investment balances and a reduction of interest income due to lower cash investment yields. Interest income was further offset by foreign currency losses primarily recognized in the second quarter of 2003, and a realized loss of $0.4 million from the sale of an investment in the first quarter of 2003.

Provision for (benefit from) income taxes. During the third quarter of 2002, we established a full valuation allowance against our deferred tax assets, because we determined that it is more likely than not that all deferred tax assets will not be realized in the foreseeable future. The net operating loss and R&D credit carryovers that make up the vast majority of our deferred tax assets do not begin to expire until 2019, possibly allowing sufficient time to be utilized. Going forward, we will assess the continued need for the valuation allowance. After we have demonstrated profitability for a period of time and begin utilizing a portion of the deferred tax assets, we may reverse the valuation allowance, likely resulting in a benefit to the Consolidated Statement of Operations in some future period. At this time, we cannot reasonably estimate when this reversal might occur, if at all.

As we continue to provide a full valuation allowance, we have not received any benefit from our continued operating losses. However, we have incurred $0.4 million of income tax expense in the second quarter of 2003 related to income generated by our foreign subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents and investments totaled $72.0 million as of June 30, 2003 as compared to $70.0 million as of December 31, 2002; and our short-term liquidity (cash plus investments plus accounts receivable less line of credit less accounts payable less accrued liabilities) improved in the first six months in 2003 to $47.2 million from $40.4 million at December 31, 2002. We also increased our borrowings under our line of credit by $2.9 million during the six months ended June 30, 2003. Cash equivalents are highly liquid investments with original maturities of ninety days or less as of the date of purchase. Investments are debt instruments with original maturities greater than three months.

Net cash used in operating activities was $1.9 million for the six months ended June 30, 2003 and consisted primarily of the net loss of $7.0 million and a net change in assets and liabilities of $10.3 million, partially offset by depreciation and amortization of $14.6 million. The decreases in accounts receivable of $8.3 million and accrued liabilities of $15.1 million relate primarily to the higher than usual year-end balances and the subsequent collections and payments, respectively. For the six months ended June 30, 2002, net cash used in operating activities was $84.3 million for the six months ended June 30, 2002 and consisted primarily of the net loss of $92.6 million and deferred taxes of $37.4 million, partially offset by the write-off of in-process research and development of $33.2 million and depreciation and amortization of $12.2 million.

Net cash provided by investing activities was $1.8 million for the six months ended June 30, 2003, which resulted primarily from the net maturities of marketable securities and sales of investment of $6.4 million, partially offset by the purchases of property and equipment of $4.6 million. For the six months ended June 30, 2002, net cash provided by investing activities was $40.2 million, which resulted primarily from the net maturities of marketable securities of $55.5 million, partially offset by the purchases of property and equipment of $10.5 million and technology of $3.2 million.

Net cash provided by financing activities was $7.5 million for the six months ended June 30, 2003, which resulted from the net increase in line of credit of $2.9 million and the proceeds from the issuance of our common stock of $4.6 million. Net cash provided by financing activities was $9.4 million for the six months ended June 30, 2002, which resulted from the proceeds received from the issuance of our common stock from stock option exercises and our employee stock purchase plan.

As of June 30, 2003, the only significant contractual obligations or commercial commitments consisted of our facility lease commitments and line of credit. (See Note 4 to the Notes to the Condensed Consolidated Financial Statements included herein for further details.) We do not have any other off-balance sheet arrangement that could significantly reduce our liquidity.

Based on our current operating plan and limited capital spending, we believe our current cash and investment balances and cash flow from the sale of stock will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock Based Compensation—Transition and Disclosure—as Amendment to FAS 123.” SFAS No. 148 provides two additional transition methods for entities that adopt the preferable method of accounting for stock based compensation. Further, the statement requires disclosure of comparable information for all companies regardless of whether, when or how an entity adopts the preferable, fair value based method of accounting. As we continue to disclose the fair value of stock option compensation only, SFAS No. 148 did not have any impact on our financial position or results of operations. The interim disclosures of SFAS No. 148 have been disclosed above.

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

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity even if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of this standard will not have a material impact on our consolidated results of operations or financial position.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard replaces EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not impact our results of operations or financial position.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is generally effective for derivative instruments, including derivative instruments embedded in certain contracts, entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. We do not expect the adoption of SFAS No. 149 to have a material impact on our results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and is effective for financial instruments entered into or modified after May 31, 2003. We do not expect the adoption of this standard to have a material impact on our results of operations or financial position.

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

Our business and results of operations may be affected by our announced merger with EMC Corporation.

On July 7, 2003, we entered into an agreement to merge with EMC Corporation. The announcement of the merger could have an adverse effect on our revenue in the near-term if customers delay, defer, or cancel purchases pending consummation of the planned merger. While we are attempting to mitigate this risk through communications with our customers, current and prospective customers could be reluctant to purchase our software or services due to potential uncertainty about the direction of the combined company’s product offerings and its support and service of existing products. If our announcement of the merger causes our customers to delay purchase decisions pending consummation of the planned merger, our results of operations could be negatively affected. In addition, any such delays of orders or related disruptions could cause our quarterly operating results to fall below the expectations of market analysts, which could cause a decline in our stock price.

If the planned merger is not completed, our business and stock price may be adversely affected.

If the planned merger with EMC Corporation is not completed, we could suffer a number of consequences that may adversely affect our business, results of operations and stock price, including the following:

•	we would not realize the benefits we expect from becoming a part of a combined company with EMC Corporation, including the potentially enhanced financial and competitive position;

•	activities relating to the merger and related uncertainties may divert our management’s attention from our day-to-day business and cause disruptions among our employees and to our relationships with customers and business partners, thus detracting from our ability to grow revenue and minimize costs and possibly leading to a loss of revenue and market position that we may not be able to regain if the transaction does not occur;

•	the market price of our common stock could decline following an announcement that the merger has been abandoned, to the extent that the current market price reflects a market assumption that the merger will be completed;

•	we could be required to pay EMC a termination fee of $45,000,000 and provide reimbursement for certain costs incurred;

•	we would remain liable for our costs related to the transaction, such as legal, accounting and investment banking fees;

•	we may not be able to take advantage of alternative business opportunities or effectively respond to competitive pressures.

In connection with the proposed transaction, we expect that EMC Corporation will file a registration statement on Form S-4, including a proxy statement/prospectus with the SEC, and we expect to file the proxy statement/prospectus with the SEC as a proxy statement. The proxy statement/prospectus will be mailed to all holders of our common stock and will contain important information about us, EMC, the transaction and related matters, including additional risk factors. Investors will be able to obtain free copies of these and other documents filed by Legato and EMC with the SEC through the web site maintained by the SEC at www.sec.gov. In addition, investors will be able to obtain free copies of the proxy statement/prospectus from us. We urge all of our stockholders to read the proxy statement/prospectus when it becomes available.

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

We have cumulative losses, we continue to record losses, and we may incur additional losses in the future. We lost $7.0 million for the six months ended June 30, 2003 and $228.8 million for the year ended December 31, 2002. Our accumulated deficit was $306.4 million as of June 30, 2003. If we cannot achieve and sustain operating profitability or positive cash flow from operations, we may not be able to meet our working capital requirements. This would have a material adverse effect on our business financial condition and results of operations.

We are currently subject to litigation.

On or about July 26, 2001, a class action lawsuit was filed in the Southern District of New York naming OTG Software, Inc. (now a wholly-owned subsidiary of Legato), officers of OTG who signed the registration statement in connection with OTG’s initial public offering, and the managing underwriters of the initial public offering as defendants. The complaint alleges that OTG’s initial public offering registration statement and final prospectus contained material misrepresentations and/or omissions, related in part to additional, excessive and undisclosed commissions allegedly received by the underwriters from investors to whom the underwriters allegedly improperly allocated shares of the public offering. The complaint seeks relief in the form of damages and/or rescission of the plaintiff’s purchase transaction. Since this initial complaint was filed, three other complaints making similar or identical allegations and seeking similar relief have been filed. All of the actions brought against OTG have been consolidated, and are being heard along with other similar actions brought against approximately 300 other issuers, issuers’ officers and underwriters in the Southern District of New York. On July 19, 2002, the defendants filed a motion to dismiss the complaint. On February 19, 2003, the Court denied defendants motion with respect to the claims asserted against OTG. We intend to defend the action vigorously and believe that it is not possible at the current time to estimate the amount of a probable loss, if any, that might result from this matter. On June 26, 2003, the plaintiffs announced the terms of a settlement in principle with the issuer defendants. Under the terms of the settlement, Legato would not have to pay any of its own funds to plaintiffs, and all of its attorneys fees and costs beginning on June 1, 2003, would be paid by OTG’s directors and officers liability insurance carriers. A committee of our Board of Directors has approved the settlement proposal, but before the settlement is final, it is subject to a number of conditions, including approval by a sufficient number of other issuers, agreement on a formal stipulation of settlement, and approval by the U.S. District Court for the Southern District of New York.

On July 1, 2002, we received notice that an action captioned Nickel v. Kay, et al. had been filed in the Circuit Court for Montgomery County, Maryland. The action, brought by a former OTG employee, asserts claims that Richard Kay, OTG and Legato are liable under various legal theories for the alleged breach of Mr. Nickel’s employment contract and breach of fiduciary duties allegedly owed to Mr. Nickel. The complaint alleges compensatory and punitive damages, to be proven at trial. In January 2003, the Court dismissed all claims against Legato. In March 2003, OTG settled with the plaintiff; the terms of the settlement are confidential, but the amount of the settlement did not materially affect the Company’s operating results. The only remaining claims are asserted against Mr. Kay. The Company intends to work with Mr. Kay to vigorously oppose the remaining claims.

On or about November 20, 2002, we received an arbitration demand filed with the American Arbitration Association by Buro- und Datentechnik, an OTG European reseller, and BDT Products, one of its subsidiaries. The reseller alleges that OTG misrepresented information concerning the capabilities of certain OTG products, and OTG’s intentions with respect to development plans for those products. On that basis, the reseller asserts that it is entitled to damages of $44 million, which consist primarily of alleged consequential damages in the form of lost profits. In response, on December 23, 2002, we filed a Statement of Defense and Counterclaim. We assert that the OTG products functioned as warranted, that consequential damages, including lost profits, are prohibited under the terms of the contract. Our counterclaim asserts that the reseller failed to perform its obligations to market and sell our products. We assert that if consequential damages are permitted, we seek such damages against the reseller in an unspecified amount. No estimate can be made of the possible loss or possible range of loss associated with the resolution of this contingency. Although insurance may be available to cover some portion of any potential liability, an adverse arbitration award could be materially adverse to our operating results, financial position or cash flows.

On July 9, 2003, the Company was served with a Complaint, captioned Fan v. Legato Systems, Inc., et al., filed in the Superior Court for Santa Clara County, California. A similar complaint, captioned Batchelor v. Wright, et al., was served on the Company on July 11. A third, similar complaint, captioned Moskowitz v. Legato Systems, Inc., et al., was served on the Company on July 15, 2003. The complaints, each of which names as defendants the Company and each of the members of board of directors individually, allege that the board breached its fiduciary duties to the shareholders and engaged in self dealing in connection with the recently-announced acquisition agreement with EMC Corporation. The complaint seeks to enjoin the acquisition and to force the board to obtain a transaction in the interests of the shareholders. We believe the allegations in the complaints are meritless, and intend to defend the Company and the individual defendants vigorously.

In addition to the foregoing matters, we are parties to various other lawsuits and disputes regarding commercial and employment matters arising in the ordinary course of operations. We believe that the amounts in dispute in these other matters are insubstantial, and the effect of these matters, individually and in the aggregate, would not be material to our operating results, financial position or cash flows.

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

As of June 30, 2003, we had goodwill of $270.7 million and acquired intangibles of $25.2 million on our Consolidated Balance Sheet. To the extent we do not generate sufficient cash flows to recover the net amount of the goodwill and intangibles recorded, the goodwill and intangibles could be subsequently written-off. In such event, our results of operations in any given period could be negatively impacted, and the market price of our stock could decline. We expect to amortize identifiable intangibles of $5.4 million in the remainder of 2003, $7.9 million in 2004, $5.0 million in 2005 and 2006 and $1.9 million in 2007.

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

The table below presents the carrying value and related weighted average interest rates for our investments in marketable securities as of June 30, 2003 (dollars in millions).

	Carrying Value	Interest Rate
Investments—fixed rate	$9.3	4.6%
Cash equivalents:
Variable rate	14.6	0.9

	$23.9	2.3

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

(a)    Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b)    Change in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information concerning legal proceedings is incorporated herein by reference to Note 5 of the condensed consolidated financial statements in Part I of this Form 10-Q.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s annual meeting of stockholders was held on June 10, 2003. The following matters were submitted to a vote of security holders:

•	To elect the following to serve as Directors of the Company:

Nominees	Votes For	Votes Abstaining
Eric A. Benhamou	104,635,247	1,421,948
Brendan J. Dawson	104,278,480	1,778,715
Kenneth A. Goldman	104,634,797	1,422,398
Richard A. Kay	104,278,770	1,778,425
Christopher B. Paisley	104,495,416	1,561,779
David N. Strohm	104,503,038	1,554,157
David B. Wright	104,275,955	1,781,240

•	To approve an amendment to the Company’s 1995 Stock Option/Stock Issuance Plan that will increase the number of shares of common stock subject to the stock option grants made to non-employee directors pursuant to the automatic option grant provisions of the plan:

Votes for:	56,396,738

Votes against:	48,973,552

Votes abstaining:	686,905

•	To ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent public accountants for the year ending December 31, 2003:

Votes for:	103,409,678

Votes against:	2,609,698

Votes abstaining:	37,819

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

10.1	Separation Agreement, dated May 21, 2003, between Registrant and James P. Chappell.
10.2	Amendment to Separation Agreement, dated June 27, 2003, between Registrant and James P. Chappell.
10.3	Consulting Agreement, dated June 1, 2003, between Registrant and James P. Chappell.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a).
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a).
32.1	Certification Pursuant to 18 U.S.C. Section 1350.

(b) Reports on Form 8-K:

On April 22, 2003, the Registrant furnished a Current Report on Form 8-K under Item 9, as amended on April 22, 2003, containing a copy of its earnings release for the first quarter ended March 31, 2003, pursuant to Item 12 (Results of Operations and Financial Condition).

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

LEGATO SYSTEMS, INC.

By:	/s/ ANDREW J. BROWN
Andrew J. Brown Chief Financial Officer

By:	/s/ CORY J. SINDELAR
Cory J. Sindelar Vice President, Corporate Controller and Principal Accounting Officer

Date: July 30, 2003